Form 10-K
period 2011-12-31
MARATHON BAR CORP
filed 2012-03-05
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 333-178230

MARATHON BAR CORP.
(Exact name of Registrant as specified in its charter)

Delaware	99-0370688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

427 N Tatnall Street Wilmington DE	19801-2230
(Address of principal executive offices)	(Zip Code)

+ 888 267-1134
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐     Non-accelerated filer ☐          Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $0 based upon the price of our common stock as sold by us pursuant to our registration statement on Form S-1, which was $0.10 per share. No shares have yet been sold pursuant to the S-1 registration statement. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 3,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2012, there were 3,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to our ability to continue to fund research and development costs;
•	risks related to conducting business internationally due to our operations in Israel;
•	risks related to our ability to successfully develop our technology into commercial products,
•	risks related to our ability to successfully prosecute and protect our intellectual property;
•	risks related to tax assessments; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "Marathon Bar," and “Issuer” mean Marathon Bar Corp. unless the context clearly requires otherwise.

Part I

Item 1.	Business

Formation and year of organization

We were incorporated on October 13, 2011, in the State of Delaware. Our authorized capital consists of 100,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.0001 per common share.

We do not own any real property. We have virtual mail address located at 427 N Tatnall St., #32607, Wilmington, DE 19801-2230, our telephone and fax number is (888)267-1134.    Except for the virtual mail address and the rent free use of a room at the premises of our President in Jerusalem for our operations in Israel, the Company does not own or rent any property.  We expect that once our business is able to expand and we have the financial resources then we will seek additional rental locations for our operations, including in Israel. Our telephone number is (888) 267-1134. We intend to create a fully functional website (www.m-bar.co) with updates as to healthy events to occur in Israel and post free organic recipes as a way to attract individuals who also will choose to purchase one of organic health bars. We have secured the web domain and the current website is a template of what we expect to further develop. The website is still under construction.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Business of Issuer

Our Company believes that the search for a healthier life is linked directly an active life and to improvements in our eating habits and how we choose our foods. It seems to be a concern on the mind of many individuals who are also trying to have an active healthy life style, including by participating in sports events such as triathlons and marathons. MBC believes that the concept behind organic energy bars is aligned with healthy lifestyle concerns as they assist athletes in eating naturally grown products.

The market for organic foods is growing year over year, and is a flourishing market. As an example, in the United States, research released in 2008 revealed that consumers are increasingly incorporating organic foods into their lifestyles. “Total household penetration across six product categories has risen from 57 percent in 2006 to 59 percent in 2007 (source: http://www.grabstats.com/statmain.asp?StatID=1176 ). The research also showed that the number of core users has increased from 16 percent in 2006 to 18 percent in 2007.” Source: http://www.grabstats.com/statmain.asp?StatID=1177 .

We intend to create a fully functional website (www.m-bar.co) with updates as to healthy events to occur in Israel and post free organic recipes as a way to attract individuals who also will choose to purchase one of organic health bars. We have secured the web domain and the current website is a template of what we expect to further develop. The website is still under construction.

Therefore we expect to generate revenue by selling our organic health bars:

•	at local sporting events,
•	through health stores;
•	and over our website:

We believe that Marathon Bar will also attract individuals who are seeking a correct and balanced diet for diabetes, losing weight or even athletes who need a help to be on track for their special nutritional and dietary requirements.

We do not plan to manufacture organic food directly, but rather to have as yet unidentified third party suppliers/partners deliver directly to our customers. We plan on establishing a commissioning policy for each supplier/partner. We expect that our suppliers will be able to deliver the products to our clients using their existing structure. If one or all of our suppliers can’t provide delivery service, we would have to hire a third party delivery company and, in this case, we would charge a delivery fee to our clients. In order to keep the delivery cost down, we intend to seek for several clients who live in the same area, so, more deliveries would be made at each time.

Initially we intend to hire a freelance student to hand out free organic health bars at sporting events held in public locations.  We intend to do this at  major soccer, basketball and other sporting events, running events and other public sports events, including  in the large metropolitan areas of Tel-Aviv and Haifa.  We expect to also achieve some free “editorial” media coverage as these matches and the crowd is often covered by the evening news.

Distribution to Stores

We plan to hire a yet undetermined distribution company to be responsible for distributing this product to retail chains.  Our President will make the introduction into the retail chains by calling on the buyers of these establishments.  All distribution and collection of monies will be done by the distributors we plan to hire in the future. Our product will have an additional 15% fee added on to it in order to cover the costs of the  distributor.  We intend to establish a direct sales channel with Eden Teva Markets which is a chain of health food stores in addition to the major chain stores such as Supersol, Blue Square, and others.  We intend to offer them to sell our organic health bars and place the product on their shelves.  Here too we intend to have students handing out tasters to passing customers, thereby explaining the benefits of the health bar we are selling.

Market Analysis

According to the website Wikipedia, organic food is the fastest growing sector of the American food marketplace.  In  management’s belief, we expect that this is a growth industry in the Israeli food marketplace as well.  Source: http://en.wikipedia.org/wiki/Organic_food. In the United States, organic food sales have grown by 17 to 20 percent a year for the past few years while sales of conventional food have grown at only about 2 to 3 percent a year Source:   http://www.health-wellness-4all.com/organic-food.html.

The Organic Trade Association’s 2010 Organic Industry Survey also reinforces the potential of organic food marketplace:

“Organic product sales in 2009 grew by 5.3 percent overall, to reach $26.6 billion. Of that figure, $24.8 billion represented organic food. The remaining $1.8 billion were sales of organic non-foods. While total U.S. food sales grew by only 1.6 percent in 2009, organic food sales grew by 5.1 percent. Experiencing the most growth, organic fruits and vegetables, which represent 38 percent of total organic food sales, reached nearly $9.5 billion in sales in 2009, up 11.4 percent from 2008 sales. Most notable, organic fruits and vegetables now represent 11.4 percent of all U.S. fruit and vegetable sales.” Source: www.organicnewsroom.com/2010/04/us_organic_product_sales_reach_1.html

“Mass market grocery stores represent the largest single distribution channel, accounting for 38 percent of organic food sales in 2006. This is up from a 35 percent share of total sales in 2005. The natural food channel is still strong. The sales of larger grocery natural food stores combined with smaller independent natural food stores and chains accounts for 44 percent of organic food and beverage sales. Mass merchandisers and club stores, food service, internet/mail order and farmers’ markets represent 8 percent, 4 percent, 2.2 percent, and 2 percent of organic food sales, respectively. Source: http://www.ota.com/definition/quickoverview.html

New research from The Natural Marketing Institute (NMI) released in 2008 reveals that consumers are increasingly incorporating organic into their lifestyles. Total household penetration across six product categories has risen from 57 percent in 2006 to 59 percent in 2007. The research also showed that the number of core users has increased from 16 percent in 2006 to 18 percent in 2007 Source: http://www.grabstats.com/statmain.asp?StatID=1176/ http://www.grabstats.com/statmain.asp?StatID=1177

Finally, organic food and agriculture have taken hold in the Israeli market place.  Between 2006 and 2008, according to statistics by the Israel Bio-Organic Agriculture Association (IBOAA) sales of organic foods in Israel grew by 30% and organic systems now account for almost 5% of total agriculture in Israel – a figure comparable to many western countries where the organic market is much more developed.   The trend is even greater today. http://www.greenprophet.com/2008/04/smallscale-farming-big/

Management feels that there is a large potential growth in the development of online sales of organic foods, including sports health bars manufactured with organic ingredients. Marathon Bar intends to penetrate this market using a strategy of attracting customers to buy its energy bars by explaining the health and athletic benefits of an organic energy bar. We have no arrangements in place with any of the companies identified as organic food suppliers.

Description of our Product

Our business will be based on the development of the website www.m-bar.co, from which we expect to attract customers who are interested in purchasing organic energy health bars to consume prior, during or after their training or participation in sporting events.

Competitive Advantages

Currently, we are not offering any services or selling any product in our website as we are still in the development stage of our company. Our main competitor is a local Israeli based company, On Target Sports founded in 2005 that has focused on importing and marketing specialty equipment/gear and nutrition for endurance athletes, in order to help them reach their goal. Their wholesale chain covers the entire country with over 100 stores: Bike, professional running, triathlon, fitness clubs, health and nutrition. In addition to traditional stores, their distribution network includes kiosks and booths at major sports events year round, in order to showcase its products and to meet its customers' needs. We intend to sell our products in these markets and believe that our main advantage will be our ability to cooperate with other food distributers and work within their networks as an additional source of endurance products. We expect to have a significant distinction from our competition due to our business model, where we plan to offer different services and products from those available on our competitors’ websites such as:

•	Forums for the users of our product that are open to all endurance athletes and not driven by specific teams or clubs
•	Updates as to which events will be sponsored by us as well as tips for such event
•	Comparisons among different products even if these products are distributed by competitors
•	.

Marketing

Since we are initially targeting the market segment to ages 18 to 50, we believe that in addition to advertising at triathlon, running and other sports events, the internet will play an important marketing vehicle to get Marathon Bar known. Bearing this in mind, our plan consists of:

Facebook (www.facebook.com): by creating a profile for Marathon Bar, we expect to join a community interested in organic energy bars and healthy eating habits. In this way, we can make our business known and attract more potential users to our services.

Twitter (www.twitter.com): by posting information about organic health bars and healthy eating habits, we intend to promote our business and attract more users to our website. Also, by encouraging our users to post opinions and suggestions about our organic energy bars we expect to raise interest to our business

Also we plan to advertise on the website products and services related to weekend sports events and healthy eating habits and to participate in expositions and forums.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection in Israel and other jurisdictions. We intend to aggressively assert our rights trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. However, we still need to verify certifications and possible government approvals needed to execute our business. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees and Employment Agreements

As the date of this prospectus, MBC has no permanent staff other than its sole Officer and Director, Mr. Vizel, who is the President, CEO and Chairman of the Company. Mr. Vizel is employed elsewhere and has the flexibility to work on MBC up to 15 hours per week. He is prepared to devote more time to our operations as may be required. He is not being paid at present.

There are no employment agreements in existence. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time. Our sole Officer and Director will be responsible for the initial servicing. When the Company raises enough funds and resumes the work on its current Internet website template (www.m-bar.cm), it will hire an independent consultant for the further development and finalization of the site. The Company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Property

We have virtual mail address located at 427 N Tatnall St., #32607, Wilmington, DE 19801-2230, our telephone and fax number is (888)267-1134.    Except for the virtual mail address and the rent free use of a room at the premises of our President in Jerusalem for our operations in Israel, the Company does not own or rent any property.  We expect that once our business is able to expand and we have the financial resources then we will seek additional rental locations for our operations, including in Israel.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K and the risk factors set forth in our Registration Statement that went effective on February 13, 2012, stockholders or prospective investors should carefully consider the following risk factors:

Risks Relating to Our Lack of Operating History

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We anticipate generating losses for the next 12 months.   Therefore, we may be unable to continue operations in the future as a going concern.  No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding.  There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on October 1, 2011.  We currently have no products, customers, or revenues. Although we have begun initial planning for the marketing of our energy bar products, we may not be able to execute our business plan unless and until we are successful in raising additional funds. We do not have any current sources of financing to implement our business plan and to remain operational during the next twelve months. Even with this funding, if we do not generate any revenues within the next twelve months, we may require additional financing in order to establish profitable operations.   Even with such additional funding, there is no assurance that we will be profitable.  Moreover, such financing, if required, may not be forthcoming.  Even if additional financing is available, it may not be available on terms we find favorable.  Failure to secure the needed additional financing will have a serious effect on our company's ability to survive.  At this time, there are no anticipated additional sources of funds in place.

Our business plan may be unsuccessful.

The success of our business plan is dependent on our marketing our health energy bars. Our ability to develop this market and sell our products is unproven, and the lack of operating history makes it difficult to validate our business plan.  Our marketing plan is not currently complete and partly remains to be determined. As a brand based company, marketing and sales will be driven through the marketing of our energy bars.   Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuing as a going concern.

We have no operating history and have maintained losses since inception, which we expect to continue in the future.

We have no operating history and have maintained losses since inception. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the marketing of our energy bars. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Risks Relating to Our Business

Our executive officers and Directors have significant voting power and may take actions that may be different from actions sought by our other stockholders.

Our officers and Directors own a majority of the outstanding shares of our common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval.  This influence over our affairs might be adverse to the interest of our other stockholders.  In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Since our officers and Directors may work or consult for other companies, their other   activities could slow down our operations.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations.  Presently, our officers and Directors allocate only a portion of their time to the operation of our business.  Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

Our officers and Directors are located in Israel.

Since all of our officers and Directors are located in Israel, any attempt to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
•	the judgment may no longer be appealed;
•	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and
•	the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;
•	there is a finding of lack of due process;
•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
•	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
8

•	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Our assets may also be held from time to time outside of the United States. Currently, none of our assets is held outside of the United States.   Since our Directors and executive officers do not reside in the United States it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons and, as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our Directors or executive officers in United States courts. Thus, investing in us may pose a greater risk because   should any situation arise in the future in which you have a cause of action against these persons or us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or us.

We may not have effective internal controls.

In connection with Section 404 of the Sarbanes-Oxley Act of 2002, we need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls.  We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.  If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting.

Item 2.	Properties

Our Principal Executive Offices

We have virtual mail address located at 427 N Tatnall St., #32607, Wilmington, DE 19801-2230, our telephone and fax number is (888)267-1134.    Except for the virtual mail address and the rent free use of a room at the premises of our President in Jerusalem for our operations in Israel, the Company does not own or rent any property.  We expect that once our business is able to expand and we have the financial resources then we will seek additional rental locations for our operations, including in Israel.

Item 3.	Legal Proceedings

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

Item 4.	mine safety disclosures

Not applicable.

Part II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common equity; however, we intend to engage a market maker to filed an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTC Bulletin Board.

Holders of our Common Shares

As of March 5, 2012, there were one registered stockholders holding 3,000,000 common shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2011, except as included in our Registration Statement, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2011, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.	Selected Financial Data

Not applicable.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are in a position to market our services to prospective customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management’s opinion, there is a market for a reasonably-priced health energy bars.

As of the date of this prospectus, we have not yet implemented our business plan; we have only secured the web domain ( www.m-bar.co ) and created a template of our to-be finalized website. Our business development is planned to start with market research and analysis for organic sports health bars, during the first 3 months, legal and regulatory research during  the 2 nd and 3 rd quarters, development of the detailed services concept and development of the detailed market plan until 6 months following the completion of our capital raise; suppliers selection and partnership agreements for 6 months following the completion of our capital raise; and in the three months following our capital raise the final development of our website, planned to be completed within 12 th month following our capital raise, when we expect to be fully functional.

We expect to generate revenue from the sale of our sports energy bars.  To be successful, our company needs to accomplish the steps described above, in order to have a better understanding of the Market and then establish our Marketing strategies. Our company believes that the success of our business relies on the proper execution of the above described plan of operation.

We do not plan to manufacture our product but rather to have as yet unidentified third party suppliers/partners provide us with the energy bars under our MBC trade name and according to our business model. We expected that our product shall be sourced from multiple suppliers/partners, which would allow us to possibly always have a supplier nearby our clients, resulting in faster delivery and fresher ingredients. We plan on establishing a commissioning policy for each supplier/partner. We expect that our suppliers will be able to deliver the products to our clients using their existing structure. If one or all of our suppliers can’t provide delivery service, we would have to hire a third party delivery company and, in this case, we would charge a delivery fee to our clients. In order to keep the delivery cost down, we intend to seek for several clients who live in the same area, so, more deliveries would be made at each time.

Results of Operations

For the period from inception through December 31, 2011, we had no revenue. Expenses for the period totaled $5,162 resulting in a net loss of $5,162. The majority of expenses are associated with the filing of the Company’s S-1 registration statement, including auditing and legal fees.

Capital Resources and Liquidity

As of December 31, 2011 we had $22,943 in cash, with liabilities of $7,605, costs mostly associated with the filing of our registration statement, including auditing and legal fees.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from our intended offering and implemented our plan of operations. Our only source for cash at this time is investments by others in our effective registration statement. We must raise cash to implement our strategy and stay in business. In the event of the failure to complete our financing we would need to seek capital from other resources such as debt financing, which may not even be available to us.

 Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

 We do not anticipate researching any further products or services other than the ones described in the business section above nor the purchase of any significant equipment. The health bars to be sold shall be provided by our suppliers and partners. Our company believes that, due to the fact that we have not implemented our business plan and have not generated any revenues yet, it is important to keep the focus on our business plan before starting researching for new products and services, depending on the results of our plan of operation We also do not expect any significant additions to the number of employees, as the company intends to hire third party consultants when necessary.

As of the date of this annual report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole Officer and Director, Mr. Israel Menahem Vizel, has indicated at this time that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

Refer to Note 1 to the Financial Statements entitled “Summary of Significant Accounting Policies” included in this Annual Report for a discussion of accounting policies utilized by the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data

MARATHON BAR CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Marathon Bar Corp.:

We have audited the accompanying balance sheets of Marathon Bar Corp. (a Delaware corporation in the development stage) as of December 31, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011 and cumulative from inception (October 13, 2011). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marathon Bar Corp. as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011and cumulative from inception (October 13, 2011) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

February 19, 2012

MARATHON BAR CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2011

As of
December 31,
2011

ASSETS

Current Assets:
Cash or cash equivalents	$22,943
Deferred offering costs	9,500
Total current assets	32,443

Total Assets	$32,443

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,367
Due to shareholders	238
Total Current Liabilities	7,605

Commitments and Contingencies	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding	300
Additional paid-in capital	29,700
(Deficit) accumulated during development stage	(5,162)

Total stockholders' equity (deficit)	24,838

Total Liabilities and Stockholders' Equity	$32,443

The accompanying notes to financial statements are

an integral part of these statements.

MARATHON BAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)

	Year	Cumulative
	Ended	From
	December 31, 2011	Inception

Revenues	$-	$-

Expenses:
General and administrative -
Filing fee	1,391	1,391
Professional fees	2,738	2,738
Incorporation	867	867
Other	166	166

Total general and administrative expenses	5,162	5,162
	-	-
(Loss) from Operations	(5,162)	(5,162)

Provision for income taxes	-	-

Net (Loss)	$(5,162)	$(5,162)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,800,000

The accompanying notes to financial statements are

an integral part of these statements.

MARATHON BAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (OCTOBER 13, 2011)

THROUGH DECEMBER 31, 2011

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.01/share)	3,000,000	300	29,700	-	30,000

Net (loss) for the period	-	-	-	(5,162)	(5,162)

Balance -December 31, 2011	3,000,000	300	29,700	(5,162)	24,838

The accompanying notes to financial statements are

an integral part of these statements.

MARATHON BAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)

	Year	Cumulative
	Ended	From
	December 31, 2011	Inception

Operating Activities:
Net (loss)	$(5,162)	$(5,162)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred offering costs	(9,500)	(9,500)
Accounts payable and accrued liabilities	7,367	7,367

Net Cash Used in Operating Activities	(7,295)	(7,295)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Due to shareholders	238	238
Proceeds from common stock	30,000	30,000

Net Cash Provided by Financing Activities	30,238	30,238

Net (Decrease) Increase in Cash	22,943	22,943

Cash - Beginning of Period	-	-

Cash - End of Period	$22,943	$22,943

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

MARATHON BAR CORP. (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Marathon Bar Corp. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on October 13, 2011. The business plan of the Company is to become a leading importer of healthy energy snack bars. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2011.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2011 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to become a leading importer of healthy energy snack bars.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On November 14, 2011, the Company issued 3,000,000 shares of common stock to the director of the Company at a price of $0.01 per share, for a $30,000 subscription receivable. Payment of the subscription was received by December 31, 2011.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,500,000 shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $150,000. As of December 31, 2011, the Company accrued $9,500 of audit and legal deferred offering costs related to this capital formation activity.

4.  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2011 was as follows (assuming a 15% effective tax rate):

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$774
Change in valuation allowance	(774)

Total deferred tax provision	$-

The Company had deferred income tax assets as of December 31, 2011 as follows:

Loss carryforwards	$774
Less - Valuation allowance	(774)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $5,000 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5. Related Party Loans and Transactions

On November 14, 2011, the Company issued 3,000,000 shares of common stock to the director and officer of the Company at a price of $0.01 per share, for a $30,000 subscription receivable. Payment of the subscription was received by December 31, 2011.

As of December 31, 2011, loans from related parties amounted to $238 and represented working capital advances from a Director who are also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

The Company's director provides rent-free office space to the Company.

6.  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Item 9.             Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position

Mr. Israel Menachem Vizel	33	President, Secretary/ Treasurer, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

Mr. Israel Menachem Vizel

From October 2008 to present, Mr. Vizel has been employed full time as  the Chief Operating Officer of Schottenstein School in Jerusalem Israel where he overseas the financial and management  of the school.  He handles all administrative aspects of the running the school. Since June 2005 to June 2011 Mr. Vizel organized lectures for a specific coursework at the Hebrew University in Jerusalem.

The Board has concluded that Mr. Vizel should serve as Director of the Company because of his financial and mnagement experience, which will be useful when we begin marketing our products and services to prospective customers.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Vizel is uniquely suited to fulfill both positions of responsibility because he possesses management experience, technical experience, and experience with start-up companies.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Item 11.	Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2011. From inception through December 31, 2011, we have not paid any compensation to our officers.

As of December 31, 2011, we had no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2011, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Holdings

The following table sets forth, as of March 5, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The percentages below are calculated based on 3,000,000 shares of our common stock issued and outstanding as of March 1, 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Israel Menachem Vizel	CEO, Treasurer, Secretary and Director	3,000,000	100%

All Directors and officers as a Group (3 people)			3,000,000	100%

(¹)	Based on 3,000,000 shares of our common stock outstanding.
(²)	The address for Mr. Vizel is at 427 N Tatnall St., #32607, Wilmington, DE 19801-2230.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On November 14, 2011, we issued a total of 3,000,000 shares of common stock to Mr. Israel Menahem Vizel, our sole Officer and Director, for total cash consideration of $30,000. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. Vizel, who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Our officers and Directors may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

December 31, 2011(1)
Audit Fees	$11,000
Audit Related Fees	0
Tax Fees	500
All Other Fees	0

Notes:

(1)	For the year ended December 31, 2011, principal accountants of the Company were Weinberg & Baer LLC.

Since incorporation and as of the fiscal year ended December 31, 2011, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on November 29, 2011).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on November 29, 2011).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Israel Menachem Vizel

32*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Israel Menachem Vizel

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARATHON BAR CORP.

(Registrant)

By:	/s/ Israel Menahem Vizel
Name Israel Menahem Vizel
Title: President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), Secretary and Director

Dated: March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Israel Menahem Vizel
Name: Israel Menahem Vizel
Title: President, Chief Executive and Treasurer (Principal Executive and Financial Officer), Secretary and Director

Dated: March 5, 2012

