Form 10-K/A
period 2011-12-31
MARATHON BAR CORP
filed 2012-04-30
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

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

EXPLANATORY NOTE

This Form 10-K Amendment No. 1 is being filed to indicate that the Issuer has checked the box as a “shell” company and there have been no other changes to the Form 10-K from the document that was initially filed.

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

Dated: April 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Israel Menahem Vizel
Name: Israel Menahem Vizel
Title: President, Chief Executive and Treasurer (Principal Executive and Financial Officer), Secretary and Director

Dated: April 30, 2012

