Form 10-Q
period 2012-03-31
MARATHON BAR CORP
filed 2012-05-14
CIK 1535955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-178230

MARATHON BAR CORP.
(Exact name of Registrant as specified in its charter)
Delaware	99-0370688
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
427 N Tatnall Street Wilmington DE 19801-2230
(Address of principal executive offices) (zip code)

Telephone: + 888 267-1134 Facsimile: + 888 267-1134
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 8, 2012, there were 3,500,000 shares of the Registrant's common stock issued and outstanding.

MARATHON BAR CORP.

TABLE OF CONTENTS

Part I—Financial Information

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements – (Unaudited)

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$17,891	$22,943
Deferred offering costs	9,500	9,500
Total current assets	27,391	32,443

Total Assets	$27,391	$32,443

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,127	$7,367
Due to shareholders	238	238
Total Current Liabilities	7,365	7,605

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
Additional paid-in capital	29,700	29,700
(Deficit) accumulated during development stage	(9,974)	(5,162)

Total stockholders' equity (deficit)	20,026	24,838

Total Liabilities and Stockholders' Equity	$27,391	$32,443

The accompanying notes to financial statements are
an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31, 2012	March 31, 2011	Inception

Revenues	$—	$—	$—

Expenses:
General and administrative -
Filing fee	2,227	—	3,618
Professional fees	2,154	—	4,892
Incorporation		—	867
Franchise tax expense	400		400
Other	31	—	197

Total general and administrative expenses	4,812	—	9,974
	—	—	—
(Loss) from Operations	(4,812)	—	(9,974)

Provision for income taxes	—	—	—

Net (Loss)	$(4,812)	$—	$(9,974)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$—

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,000,000	—

The accompanying notes to financial statements are
an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 13, 2011)
THROUGH MARCH 31, 2012
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	—	$—	$—	$—	$—

Common stock issued for cash ($0.01/share)	3,000,000	300	29,700	—	30,000

Net (loss) for the period	—	—	—	(5,162)	(5,162)

Balance -December 31, 2011	3,000,000	300	29,700	(5,162)	24,838

Net (loss) for the period	—	—	—	(4,812)	(4,812)

Balance -March 31, 2012	3,000,000	300	29,700	(9,974)	20,026

The accompanying notes to financial statements are
an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31, 2012	March 31, 2011	Inception

Operating Activities:
Net (loss)	$(4,812)	$—	$(9,974)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred offering costs	—	—	(9,500)
Accounts payable and accrued liabilities	(240)	—	7,127

Net Cash Used in Operating Activities	(5,052)	—	(12,347)

Investing Activities:
Cash provided by investing activities	—	—	—

Net Cash Provided by Investing Activities	—	—	—

Financing Activities:
Due to shareholders	—	—	238
Proceeds from common stock	—	—	30,000

Net Cash Provided by Financing Activities	—	—	30,238

Net (Decrease) Increase in Cash	(5,052)	—	17,891

Cash - Beginning of Period	22,943	—	—

Cash - End of Period	$17,891	$—	$17,891

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to become a leading importer of healthy energy snack bars.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On November 14, 2011, the Company issued 3,000,000 shares of common stock to the director of the Company at a price of $0.01 per share, for a $30,000 subscription receivable. Payment of the subscription was received by December 31, 2011.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,500,000 shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $150,000. As of March 31, 2012, the Company accrued $9,500 of audit and legal deferred offering costs related to this capital formation activity.

4.  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2012 and 2011 was as follows (assuming a 15% effective tax rate):

	2012	2011
Current Tax Provision:
Federal-Taxable income	$—	$—
Total current tax provision	$—	$—
Deferred Tax Provision:
Federal-Loss carryforwards	$722	$—
Change in valuation allowance	(722)	—
Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011 as follows:

	2012	2011
Loss carryforwards	$1,496	$774
Less - Valuation allowance	(1,496)	(774)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $9,974 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

As of March 31, 2012, loans from related parties amounted to $238 and represented working capital advances from a Director who are also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

7. Subsequent events

On April 2, 2012, the Company accepted subscriptions to issue 500,000 restricted shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $50,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as effective from February 13, 2012.

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

Results of Operations

For the period from inception through December 31, 2011, we had no revenue. Expenses for the period totaled $5,162 resulting in a net loss of $5,162. For the period from January 1, 2012 through March 31, 2012, we had no revenue. Expenses for the period totaled $4,812 resulting in a net loss of $5,052. The majority of expenses are associated with the filing of the Company’s S-1 registration statement, including auditing and legal fees.

Capital Resources and Liquidity

As of March, 2012 we had $17,891 in cash, with liabilities of $7,365, costs mostly associated with the filing of our registration statement, including auditing and legal fees.

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

The Company’s sole Officer and Director, Mr. Israel Menahem Vizel, has indicated at this time that he may be willing to provide funds required to maintain the reporting status in the form of a non secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A.  Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).
31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Israel Menahem Vizel.
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Israel Menahem Vizel.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2012

MARATHON BAR CORP.

/s/ Israel Menahem Vizel

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
May 14, 2012