Form 10-Q
period 2012-06-30
MARATHON BAR CORP
filed 2012-07-18
CIK 1535955

 10-Q 1 marathon_10q.htm
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2012

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$3,434	$22,943
Deferred offering costs	-	9,500
Total current assets	3,434	32,443

Total Assets	$3,434	$32,443

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$3,901	$7,367
Due to shareholders	238	238
Total Current Liabilities	4,139	7,605

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 3,500,000 and 3,000,000 shares issued and outstanding respectively	350	300
Additional paid-in capital	70,150	29,700
(Deficit) accumulated during development stage	(71,205)	(5,162)

Total stockholders' equity (deficit)	(705)	24,838

Total Liabilities and Stockholders' Equity	$3,434	$32,443

The accompanying notes to financial statements are
an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	From
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Filing fee	3,346	-	5,573	-	6,964
Professional fees	23,538	-	25,692	-	28,430
Consulting fees	33,975		33,975		33,975
Incorporation	-	-	-	-	867
Franchise tax expense	-		400		400
Other	372	-	403	-	569

Total general and administrative expenses	61,231	-	66,043	-	71,205
	-	-	-	-	-
(Loss) from Operations	(61,231)	-	(66,043)	-	(71,205)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(61,231)	$-	$(66,043)	$-	$(71,205)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$-	$(0.02)	$-

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,494,505	-	3,247,253	-

The accompanying notes to financial statements are
an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 13, 2011)
THROUGH JUNE 30, 2012
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.01/share)	3,000,000	300	29,700	-	30,000

Net (loss) for the period	-	-	-	(5,162)	(5,162)

Balance -December 31, 2011	3,000,000	300	29,700	(5,162)	24,838

Common stock issued for cash ($0.1/share)	500,000	50	40,450	-	40,500

Net (loss) for the period	-	-	-	(66,043)	(66,043)

Balance -June 30, 2012	3,500,000	350	70,150	(71,205)	(705)

The accompanying notes to financial statements are
an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)
(Unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	From
	June 30, 2012	June 30, 2011	Inception

Operating Activities:
Net (loss)	$(66,043)	$-	$(71,205)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred offering costs	9,500	-	-
Accounts payable and accrued liabilities	(3,466)	-	3,901

Net Cash Used in Operating Activities	(60,009)	-	(67,304)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to shareholders	-	-	238
Proceeds from common stock	40,500	-	70,500

Net Cash Provided by Financing Activities	40,500	-	70,738

Net (Decrease) Increase in Cash	(19,509)	-	3,434

Cash - Beginning of Period	22,943	-	-

Cash - End of Period	$3,434	$-	$3,434

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2012.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On November 14, 2011, the Company issued 3,000,000 shares of common stock to the director of the Company at a price of $0.01 per share, for a $30,000 subscription receivable. Payment of the subscription was received by December 31, 2011.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,500,000 shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $150,000. On April 2, 2012, the Company accepted subscriptions to issue 500,000 unrestricted shares of common stock for proceeds of $50,000. The Company offset the proceeds by $9,500 of legal and audit offering costs related to this capital formation activity.

4. Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2012 was as follows (assuming a 15% effective tax rate):

Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$9,906
Change in valuation allowance	(9,906)
Total deferred tax provision	$-

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011 as follows:

	2012	2011
Loss carryforwards	$10,681	$774
Less - Valuation allowance	(10,681)	(774)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012, the Company had approximately $71,205 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

As of June 30, 2012, loans from related parties amounted to $238 and represented working capital advances from a Director who are also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as effective from February 13, 2012.

Overview
We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are in a position to market our products to prospective customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan. In our management’s opinion, there is a market for a reasonably-priced health energy bars.

In April 2012, the Company sold 500,000 unrestricted shares of common stock for proceeds of $50,000. As of the date of this 10Q, we have not yet fully implemented our business plan; we have secured the web domain ( www.m-bar.co ) and created a template of our to-be finalized website. We have conducted significant and required, market, legal and regulatory research regarding the sale of sports health bars in our target market. We expect to continue to conduct required legal and regulatory research during the 3rd quarters, development of the detailed services concept and development of the detailed market plan until 6 months following the completion of our capital raise; suppliers selection and partnership agreements for 6 months following the completion of our capital raise; and in the three months following our capital raise the final development of our website, planned to be completed within 12th months following our capital raise, when we expect to be fully functional.

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

Results of Operations

For the three month period ended June 30, 2012, we had no revenue.   Expenses for the period totaled $61,231 resulting in a net loss of $61,231.

For the six month period ended June 30, 2012 we had no revenue.  Expenses for the six month period ended June 30, 2012 totaled, $66,043 resulting in a net loss of $66,043.  For the period from inception (October 13, 2011) to December 31, 2011 we had no revenue.  Expenses for the entire period from inception through June 30, 2012 total $71,205.

The majority expenses are associated with both the filing of the Company’s S-1 registration statement, including auditing and legal fees and consulting fees for legal and regulatory research regarding the sale of health bars.

Capital Resources and Liquidity

As of June 30, 2012 we had $3,434 in cash and liabilities of $4,139 mostly associated with auditing and filing fees.

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

As of June 30, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: July 18, 2012

MARATHON BAR CORP.
/s/ Israel Menahem Vizel

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
July 18, 2012