Form 10-Q
period 2012-09-30
MARATHON BAR CORP
filed 2012-10-26
CIK 1535955

 10-Q 1 marathon_10q.htm

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 16, 2012, there were 3,500,000 shares of the Registrant's common stock issued and outstanding.

MARATHON BAR CORP.

(A DEVELOPMENT STAGE COMPANY)

1

MARATHON BAR CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

MARATHON BAR CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	As of September 30, 2012	As of December 31, 2011
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$622	$22,943
Deferred offering costs	—	9,500
Total current assets	622	32,443

Total Assets	$622	$32,443

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,755	$7,367
Due to shareholders	238	238
Total Current Liabilities	6,993	7,605

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
3,500,000 and 3,000,000 shares issued and outstanding respectively	350	300
Additional paid-in capital	70,150	29,700
(Deficit) accumulated during development stage	(76,871)	(5,162)

Total stockholders' equity (deficit)	(6,371)	24,838

Total Liabilities and Stockholders' Equity	$622	$32,443

The accompanying notes to financial statements are

an integral part of these statements.

MARATHON BAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)

(Unaudited)

	Three Months Ended September, 30 2012	Three Months Ended September, 30 2011	Nine Months Ended September, 30 2012	Nine Months Ended September, 30 2011	Cumulative From Inception
Revenues	$—	$—	$—	$—	$—

Expenses:
General and administrative -
Filing fee	385	—	5,958	—	7,349
Professional fees	5,200	—	30,892	—	33,630
Consulting fees	—		33,975		33,975
Incorporation	—	—	—	—	867
Franchise tax expense	—		400		400
Other	81	—	484	—	650

Total general and administrative expenses	5,666	—	71,709	—	76,871
	—	—	—	—	—
(Loss) from Operations	(5,666)	—	(71,709)	—	(76,871)

Provision for income taxes	—	—	—	—	—

Net (Loss)	$(5,666)	$—	(71,709)	$—	(76,871)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$—	$(0.02)	$—

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,500,000	—	3,332,117	—

The accompanying notes to financial statements are

an integral part of these statements.

MARATHON BAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (OCTOBER 13, 2011)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Common stock		Additional Paid-in	(Deficit) Accumulated During the Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	—	$—	$—	$—	$—
Common stock issued for cash ($0.01/share)	3,000,000	300	29,700	—	30,000

Net (loss) for the period	—	—	—	(5,162)	(5,162)

Balance -December 31, 2011	3,000,000	300	29,700	(5,162)	24,838
Common stock issued for cash ($0.1/share)	500,000	50	40,450	—	40,500

Net (loss) for the period	—	—	—	(71,709)	(71,709)

Balance -September 30, 2012	3,500,000	350	70,150	(76,871)	(6,371)

The accompanying notes to financial statements are

an integral part of these statements.

MARATHON BAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Cumulative From Inception

Operating Activities:
Net (loss)	$(71,709)	$—	$(76,871)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Deferred offering costs	9,500	—	—
Accounts payable and accrued liabilities	(612)	—	6,755

Net Cash Used in Operating Activities	(62,821)	—	(70,116)

Investing Activities:
Cash provided by investing activities	—	—	—

Net Cash Provided by Investing Activities	—	—	—

Financing Activities:
Due to shareholders	—	—	238
Proceeds from common stock	40,500	—	70,500

Net Cash Provided by Financing Activities	40,500	—	70,738

Net (Decrease) Increase in Cash	(22,321)	—	622

Cash - Beginning of Period	22,943	—	—

Cash - End of Period	$622	$—	$622

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On November 14, 2011, the Company issued 3,000,000 shares of common stock to the director of the Company at a price of $0.01 per share, for a $30,000 subscription receivable. Payment of the subscription was received by December 31, 2011.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,500,000 shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $150,000. On April 2, 2012, the Company accepted subscriptions to issue 500,000 unrestricted shares of common stock for proceeds of $50,000. The Company offset the proceeds by $9,500 of legal and audit offering costs related to this capital formation activity.

4.  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2012 was as follows (assuming a 15% effective tax rate):

2012
Current Tax Provision:
Federal-
Taxable income	$—
Total current tax provision	$—
Deferred Tax Provision:
Federal-
Loss carryforwards	$10,756
Change in valuation allowance	(10,756)
Total deferred tax provision	$—

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011 as follows:

	2012	2011
Loss carryforwards	$11,531	$774
Less - Valuation allowance	(11,531)	(774)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $76,871 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

As of September 30, 2012, loans from related parties amounted to $238 and represented working capital advances from a Director who is also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

In April 2012, the Company sold 500,000 unrestricted shares of common stock for proceeds of $50,000. As of the date of this 10Q, we have not yet fully implemented our business plan; we have secured the web domain ( www.m-bar.co ) and have created a template of our to-be finalized website. We have conducted significant and required, market, legal and regulatory research regarding the sale of sports health bars in our target market. We expect to continue to conduct required legal and regulatory research during the 3rd and 4th quarters, and the development of the detailed market plan in the 4th quarter of 2012 nd first quarter of 2013. During the 4th quarter of 2012 and first quarter of 2013 we expect to complete the selection of suppliers and formalize any required supplier or partnership agreements. We also expect to finalize our web-site by the 1st Quarter of 2013.

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

2

Results of Operations

For the three month period ended September 30, 2012, we had no revenue.   Expenses for the period totaled $5,666 resulting in a net loss of $ 5,666.

For the nine month period ended September 30, 2012 we had no revenue.  Expenses for the nine month period ended September 30, 2012 totaled, $71,709 resulting in a net loss of $71,709.  For the period from inception (October 13, 2011) to December 31, 2011 we had no revenue.  Expenses for the entire period from inception through September 30, 2012 total $76,871.

The majority expenses are associated with both the filing of the Company’s S-1 registration statement, including auditing and legal fees and consulting fees for legal and regulatory research regarding the sale of health bars.

Capital Resources and Liquidity

As of September 30, 2012 we had $622 in cash and liabilities of $6,993 mostly associated with auditing, consulting and filing fees.

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

3

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

As of September 30, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 18, 2012

MARATHON BAR CORP.

/s/ Israel Menahem Vizel

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors

(who also performs as the Principal Executive and Principal Financial and Accounting Officer)

October 18, 2012

6