Form 10-K
period 2012-12-31
MARATHON BAR CORP
filed 2013-02-26
CIK 1535955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 333-178230

MARATHON BAR CORP.
(Exact name of Registrant as specified in its charter)

Delaware	99-0370688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

427 N Tatnall Street Wilmington DE	19801-2230
(Address of principal executive offices)	(Zip Code)

+ 1 888 267-1134
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑  No ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $50,000 based upon the price of our common stock as sold by us pursuant to our registration statement on Form S-1, which was $0.10 per share. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 3,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2013, there were 3,500,000 shares of common stock issued and outstanding.

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

Recent Corporate Developments

In the fourth quarter of 2012, we completed the design of our graphic/web design materials for use as part of our advertising and promotional materials.  We have not yet found a third party manufacturer, but have traveled to Europe to meet with potential manufacturers.

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

Therefore we expect to generate revenue by selling our organic health bars:

☐	at local sporting events,
☐	through health stores;
☐	and over our website:

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

Competitive Advantages

Currently, we are not offering any services or selling any product in our website as we are still in the development stage of our company. Our main competitor is a local Israeli based company, On Target Sports founded in 2005 that has focused on importing and marketing specialty equipment/gear and nutrition for endurance athletes, in order to help them reach their goal. Their wholesale chain covers the entire country with over 100 stores: Bike, professional running, triathlon, fitness clubs, health and nutrition. In addition to traditional stores, their distribution network includes kiosks and booths at major sports events year round, in order to showcase its products and to meet its customers' needs. We intend to sell our products in these markets and believe that our main advantage will be our ability to cooperate with other food distributors and work within their networks as an additional source of endurance products. We expect to have a significant distinction from our competition due to our business model, where we plan to offer different services and products from those available on our competitors’ websites such as:

☐	Forums for the users of our product that are open to all endurance athletes and not driven by specific teams or clubs
☐	Updates as to which events will be sponsored by us as well as tips for such event
☐	Comparisons among different products even if these products are distributed by competitors

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

Employees and Employment Agreements

As the date of this Annual Report, MBC has no permanent staff other than its sole Officer and Director, Mr. Zivel, who is the President, CEO and Chairman of the Company. Mr. Zivel is employed elsewhere and has the flexibility to work on MBC up to 15 hours per week. He is prepared to devote more time to our operations as may be required. He is not being paid at present.

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

We have not generated any revenue since going public on February 13, 2012. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.  In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on October 13, 2011.  Since incorporation, we have not developed any products, customers, or revenues. Although we have begun initial planning for the marketing of our energy bar products, we may not be able to execute our business plan unless and until we are successful in raising additional funds. We do not have any current sources of financing to implement our business plan and to remain operational during the next twelve months. Even with this funding, if we do not generate any revenues within the next twelve months, we may require additional financing in order to establish profitable operations. Even with such additional funding, there is no assurance that we will be profitable. Moreover, such financing, if required, may not be forthcoming.  Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

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

We have generated no revenue since incorporation and have maintained losses since inception. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the marketing of our energy bars. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Risks Relating to Our Strategy and Industry

WE MAY NOT BE ABLE TO FIND SUITABLE SUPPLIERS AND CLOSE PARTNERSHIPS REQUIRED FOR OUR BUSINESS TO WORK.

An important part of our business concept and of revenue generation will rely on our ability to select and retain organic sports bar suppliers. If we are unable to find suitable suppliers and we do not have the ability to have profitable partnerships with them, our operation would be affected. Therefore, our operation, revenue and financial success could be severely affected, resulting in the suspension of our operation or the cession of it completely.

BECAUSE OUR MANAGEMENT IS INEXPERIENCED IN OPERATING A SPORTS NUTRITION DISTRIBUTION NETWORK, OUR BUSINESS PLAN MAY FAIL

Our management does not have any specific training in running a business for distributing and for selling organic energy bars. With no direct training or experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

THE COMPANY CURRENTLY HAS NO PRODUCTS OR SERVICES. WHEN WE DO HAVE PRODUCTS AND SERVICES OUR NAME WILL HAVE LITTLE, IF ANY, NAME RECOGNITION. AS A RESULT, WE MAY BE UNABLE TO GENERATE REVENUES, WHICH WILL REDUCE THE VALUE OF YOUR INVESTMENT

Because we are a new company with no products or services and we have not conducted advertising, there is little or no recognition of our name. As a result, consumers may search for products and services other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

THE COMPANY MAY BE UNABLE TO MAKE NECESSARY ADJUSTMENTS ON ITS WEBSITE IN A TIMELY MATTER, WHICH WOULD DIRECTLY AFFECT OUR BUSINESS

In the case of any problem on our Website, due to an attack by hackers, viruses or any other factor, it is fundamental to resolve the problem almost immediately, as we are dependent on our website to generate revenue. Because the Company does not have an exclusive technician to detect and deal with any problem with our website, it may take us some time to realize that a problem exist and after that, it may take long time until we find a capable and available

ITEM 2.	PROPERTIES

Our Principal Executive Offices

We have a mailing address located at 427 N Tatnall St., #32607, Wilmington, DE 19801-2230, our telephone and fax number is (888) 267-1134. Except for the virtual mail address and the rent free use of a room at the premises of our President in Jerusalem for our operations in Israel, the Company does not own or rent any property. We expect that once our business is able to expand and we have the financial resources then we will seek additional rental locations for our operations, including in Israel.

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

Market Information

There is no established public trading market for our common equity; however, we intend to engage a market maker to file an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTC Bulletin Board.

Holders of our Common Shares

As of February 26, 2013, there were 44 registered stockholders holding 3,500,000 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2012, we sold 500,000 shares pursuant to our Registration statement.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

In April 2012, the Company sold 500,000 unrestricted shares of common stock for proceeds of $50,000. As of the date of this 10K, we have not yet fully implemented our business plan; we have secured the web domain ( www.m-bar.co ) and have created a template of our to-be finalized website. We have conducted significant and required, market, legal and regulatory research regarding the sale of sports health bars in our target market. We expect to continue to conduct required legal and regulatory research during the 1st and 2nd  quarters of 2013, and create a detailed market plan in the 3rd quarter of 2013.

During the 1st and 2nd quarters of 2013 we expect to complete the selection of suppliers and formalize any required supplier or partnership agreements. We also expect to finalize our web-site by the 3rd Quarter of 2013.

We expect to generate revenue from the sale of our sports energy bars. To be successful, our company needs to accomplish the steps described above, in order to have a better understanding of the Market and then establish our Marketing strategies. Our company believes that the success of our business relies on the proper execution of the above described plan of operation.

We do not plan to manufacture our product but rather to have as yet unidentified third party suppliers/partners provide us with the energy bars under our MBC trade name and according to our business model. We expected that our product shall be sourced from multiple suppliers/ partners, which would allow us to possibly always have a supplier nearby our clients, resulting in faster delivery and fresher ingredients. We plan on establishing a commissioning policy for each supplier/partner. We expect that our suppliers will be able to deliver the products to our clients using their existing structure. If one or all of our suppliers can’t provide delivery service, we would have to hire a third party delivery company and, in this case, we would charge a delivery fee to our clients. In order to keep the delivery cost down, we intend to seek for several clients who live in the same area, so, more deliveries would be made at each time.

Results of Operations

For the period from inception (October 13, 2011) to December 31, 2012 we had no revenue and a net loss of $81,816.

For the twelve month period ending December 31, 2012 we had no revenue and a net loss of $76,654.

For the period from inception to December 31, 2011, we had no revenue and a net loss of $5,162.

The majority expenses are associated with both the filing of the Company’s S-1 registration statement, including auditing and legal fees and consulting fees for legal and regulatory research regarding the sale of health bars

Revenues

We had no revenues for the period from October 13, 2011 (date of inception) through December 31, 2012.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2012 reflects assets of $577. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.  We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements attached to our Annual Report on Form 10-K regarding concerns about our ability to continue as a going concern. Our financial statements for the fiscal period ended December 31, 2012 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Report of Registered Independent Auditors	F-2

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of  Marathon Bar Corp.:

We have audited the accompanying balance sheets of Marathon Bar Corp. (a Delaware corporation in the development stage) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011 and cumulative from inception (October 13, 2011). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marathon Bar Corp. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and cumulative from inception (October 13, 2011) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
February 18, 2013

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011

	As of	As of
	December 31,	December 31,
	2012	2011

Current Assets:
Cash or cash equivalents	$577	$22,943
Deferred offering costs	-	9,500
Total current assets	577	32,443

Total Assets	$577	$32,443

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$11,655	$7,367
Due to shareholders	238	238
Total Current Liabilities	11,893	7,605

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
3,500,000 and 3,000,000 shares issued and outstanding respectively	350	300
Additional paid-in capital	70,150	29,700
(Deficit) accumulated during development stage	(81,816)	(5,162)

Total stockholders' equity (deficit)	(11,316)	24,838

Total Liabilities and Stockholders' Equity	$577	$32,443

The accompanying notes to financial statements are an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)

	Year Ended	Year Ended	Cumulative
	December, 31	December, 31	From
	2012	2011	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative -
Filing fee	5,958	1,391	7,349
Professional fees	35,792	2,738	38,530
Consulting fees	33,975	-	33,975
Incorporation	-	867	867
Franchise tax expense	400	-	400
Other	529	166	695

Total general and administrative expenses	76,654	5,162	81,816
	-	-	-
(Loss) from Operations	(76,654)	(5,162)	(81,816)

Provision for income taxes	-	-	-

Net (Loss)	$(76,654)	$(5,162)	$(81,816)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$-

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,374,317	1,800,000

The accompanying notes to financial statements are an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 13, 2011)
THROUGH DECEMBER 31, 2012

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.01/share)	3,000,000	300	29,700	-	30,000

Net (loss) for the period	-	-	-	(5,162)	(5,162)

Balance - December 31, 2011	3,000,000	300	29,700	(5,162)	24,838

Common stock issued for cash ($0.1/share)	500,000	50	40,450	-	40,500

Net (loss) for the period	-	-	-	(76,654)	(76,654)

Balance - December 31, 2012	3,500,000	$350	$70,150	$(81,816)	$(11,316)

The accompanying notes to financial statements are an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(76,654)	$(5,162)	$(81,816)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Deferred offering costs	9,500	(9,500)	-
Accounts payable and accrued liabilities	4,288	7,367	11,655

Net Cash Used in Operating Activities	(62,866)	(7,295)	(70,161)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to shareholders	-	238	238
Proceeds from common stock	40,500	30,000	70,500

Net Cash Provided by Financing Activities	40,500	30,238	70,738

Net (Decrease) Increase in Cash	(22,366)	22,943	577

Cash - Beginning of Period	22,943	-	-

Cash - End of Period	$577	$22,943	$577

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2012.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2012 and 2011, the carrying value of accounts payable and accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.    Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2012 and 2012 was as follows (assuming a 15% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$11,498	$774
Change in valuation allowance	(11,498)	(774)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2012 and 2011 as follows:

	2012	2011

Loss carryforwards	$12,272	$774
Less - Valuation allowance	(12,272)	(774)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended December 31, 2012 and 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $81,816 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

As of December 31, 2012, loans from related parties amounted to $238 and represented working capital advances from a Director who is also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position

Mr. Israel MenahemVizel	34	President, Secretary/ Treasurer, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

Mr. Israel MenahemVizel

From October 2008 to present, Mr. Vizel has been employed full time as  the Chief Operating Officer of Schottenstein School in Jerusalem Israel where he overseas the financial and management  of the school.  He handles all administrative aspects of the running the school. From June 2005 to June 2011 Mr. Vizel organized lectures for a specific coursework at the Hebrew University in Jerusalem.

The Board has concluded that Mr. Vizel should serve as Director of the Company because of his financial and management experience, which will be useful when we begin marketing our products to prospective customers.

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

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2012. From inception through December 31, 2012, we have not paid any compensation to our officers.

As of December 31, 2012, we had no employment agreements with any of our executive officers or employees.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2012, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of February 26, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The percentages below are calculated based on 3,500,000 shares of our common stock issued and outstanding as of February 26, 2013. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Israel MenahemVizel	CEO, President,Treasurer, Secretary and Director	3,000,000	86%

All Directors and officers as a Group			3,000,000	86%

(¹)	Based on 3,500,000 shares of our common stock outstanding.
(²)	The address for Mr. Vizel is at 45 Bait Vegan Street Jerusalem.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On November 14, 2011, we issued a total of 3,000,000 shares of common stock to Mr. Israel MenahemVizel, our sole Officer and Director, for total cash consideration of $30,000. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. Israel MenahemVizel, who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

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

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2012 (1)	December 31, 2011 (1)

Audit Fees	$10,500	$2,500
Audit Related Fees	0	0
Tax Fees	250	250
All Other Fees	0	0

Notes:

(1)	For the years ended December 31, 2012 and December 31, 2011, principal accountants of the Company were Weinberg & Baer LLC.

Since incorporation and as of the fiscal year ended December 31, 2012, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

(3) Exhibits.  See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Israel MenahemVizel

32*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Israel MenahemVizel

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARATHON BAR CORP. (Registrant)

Dated: February 26, 2013	By:	/s/ Israel MenahemVizel
	Name:	Israel MenahemVizel
	Title:	President, Chief Executive and Financial Officer
(Principal Executive and Financial Officer), Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 26, 2013	By:	/s/ Israel MenahemVizel
	Name:	Israel MenahemVizel
	Title:	President, Chief Executive and Treasurer
(Principal Executive and Financial Officer), Secretary and Director