Form 10-Q
period 2013-03-31
MARATHON BAR CORP
filed 2013-04-24
CIK 1535955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 24, 2013, there were 3,500,000 shares of the Registrant's common stock issued and outstanding.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2013

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	As of	As of
	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$458	$577
Total current assets	458	577

Total Assets	$458	$577

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$14,750	$11,655
Due to shareholders	238	238
Total Current Liabilities	14,988	11,893

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
3,500,000 shares issued and outstanding	350	350
Additional paid-in capital	70,150	70,150
(Deficit) accumulated during development stage	(85,029)	(81,816)

Total stockholders' equity (deficit)	(14,529)	(11,316)

Total Liabilities and Stockholders' Equity	$458	$577

The accompanying notes to financial statements are an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March, 31	March, 31	From
	2013	2012	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative -
Filing fee	795	2,227	8,144
Professional fees	2,389	2,154	40,919
Consulting fees	-	-	33,975
Incorporation	-	-	867
Franchise tax expense	-	400	400
Other	30	31	725

Total general and administrative expenses	3,214	4,812	85,029
	-	-	-
(Loss) from Operations	(3,214)	(4,812)	(85,029)

Provision for income taxes	-	-	-

Net (Loss)	$(3,214)	$(4,812)	$(85,029)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,500,000	3,000,000

The accompanying notes to financial statements are an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 13, 2011)
THROUGH MARCH 31, 2013
(Unaudited)

	Common stock		Additional Paid-in	(Deficit) Accumulated During the Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.01/share)	3,000,000	300	29,700	-	30,000

Net (loss) for the period	-	-	-	(5,162)	(5,162)

Balance - December 31, 2011	3,000,000	300	29,700	(5,162)	24,838

Common stock issued for cash ($0.1/share)	500,000	50	40,450	-	40,500

Net (loss) for the period	-	-	-	(76,654)	(76,654)

Balance - December 31, 2012	3,500,000	$350	$70,150	$(81,816)	$(11,316)

Net (loss) for the period	-	-	-	(3,214)	(3,214)

Balance - March 31, 2013	3,500,000	$350	$70,150	$(85,029)	$(14,529)

The accompanying notes to financial statements are an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,	Cumulative From
	2013	2012	Inception

Operating Activities :
Net (loss)	$(3,214)	$(4,812)	$(85,029)
Adjustments to reconcile net (loss) to net cash provided by operating activities:

Accounts payable and accrued liabilities	3,095	(240)	14,750

Net Cash Used in Operating Activities	(119)	(5,052)	(70,280)

Investing Activities :
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities :
Due to shareholders	-	-	238
Proceeds from common stock	-	-	70,500

Net Cash Provided by Financing Activities	-	-	70,738

Net (Decrease) Increase in Cash	(119)	(5,052)	458

Cash - Beginning of Period	577	22,943	-

Cash - End of Period	$458	$17,891	$458

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations and its cash flows for the periods ended March 31, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2013.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2013 and December 31, 2012, the carrying value of accounts payable and accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2013 and 2012 was as follows (assuming a 15% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$482	$722
Change in valuation allowance	(482)	(722)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2013 and December 31, 2012 as follows:

	2013	2012

Loss carryforwards	$12,754	$12,272
Less - Valuation allowance	(12,754)	(12,272)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2013 and 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2013, the Company had approximately $85,029 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

As of March 31, 2013, loans from related parties amounted to $238 and represented working capital advances from a Director who is also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

The Company's director provides rent-free office space to the Company.

6.  Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

In April 2012, the Company sold 500,000 unrestricted shares of common stock for proceeds of $50,000. As of the date of this 10-Q, we have not yet fully implemented our business plan; we have secured the web domain ( www.m-bar.co ) and have created a template of our to-be finalized website. We have conducted significant and required, market, legal and regulatory research regarding the sale of sports health bars in our target market. We expect to continue to conduct required legal and regulatory research during the 1st and 2nd  quarters of 2013, and create a detailed market plan in the 3rd quarter of 2013.

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

Results of Operations

For the three month period ended March 31, 2013, we had no revenue. Expenses for the period totaled $3,214 resulting in a net loss of $3,214.

For the three month period ended March 31, 2012 we had no revenue. Expenses for the three month period ended March 31, 2012 totaled, $4,812 resulting in a net loss of $4,812. For the period from inception (October 13, 2011) to March 31, 2011 we had no revenue. Expenses for the entire period from inception through March 31, 2013 total $85,029.

The expenses are associated with the filing of the Company’s S-1 registration statement, including auditing and legal fees and consulting fees for legal and regulatory research regarding the sale of health bars.

Capital Resources and Liquidity

As of March 31, 2013 we had $458 in cash and liabilities of $14,988 mostly associated with consulting, auditing and filing fees.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from our intended offering and implemented our plan of operations. Our only source for cash at this time is investments by others in our effective registration statement. We must raise additional cash to implement our strategy and stay in business. In the event of the failure to complete our financing we would need to seek capital from other resources such as debt financing, which may not even be available to us.

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

Refer to Note 1 to the Financial Statements entitled “Summary of Significant Accounting Policies” included in this Quarterly Report for a discussion of accounting policies utilized by the Company.

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

As of March 31, 2013, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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
_________
* Filed herewith.

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

Dated: April 24, 2013

MARATHON BAR CORP.

/s/ Israel Menahem Vizel

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
April 24, 2013