Form 10-Q
period 2013-06-30
MARATHON BAR CORP
filed 2013-07-09
CIK 1535955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 8, 2013, there were 3,500,000 shares of the Registrant's common stock issued and outstanding.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2013

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	As of	As of
	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$10	$577
Total current assets	10	577

Total Assets	$10	$577

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$17,404	$11,655
Due to shareholders	238	238
Total Current Liabilities	17,642	11,893

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
3,500,000 shares issued and outstanding	350	350
Additional paid-in capital	70,150	70,150
(Deficit) accumulated during development stage	(88,131)	(81,816)

Total stockholders' equity (deficit)	(17,631)	(11,316)

Total Liabilities and Stockholders' Equity	$10	$577

The accompanying notes to financial statements are an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
	June, 30	June, 30	June, 30	June, 30	From
	2013	2012	2013	2012	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Filing fee	754	3,346	1,549	5,573	8,898
Professional fees	2,300	23,538	4,689	25,692	43,219
Consulting fees	-	33,975	-	33,975	33,975
Incorporation	-	-	-	-	867
Franchise tax expense	-	-	-	400	400
Other	48	372	78	403	773

Total general and administrative expenses	3,102	61,231	6,316	66,043	88,131
	-	-	-	-	-
(Loss) from Operations	(3,102)	(61,231)	(6,316)	(66,043)	(88,131)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(3,102)	$(61,231)	$(6,316)	$(66,043)	$(88,131)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,500,000	3,494,505	3,500,000	3,247,253

The accompanying notes to financial statements are an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 13, 2011)
THROUGH JUNE 30, 2013
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.01/share)	3,000,000	300	29,700	-	30,000

Net (loss) for the period	-	-	-	(5,162)	(5,162)

Balance -December 31, 2011	3,000,000	300	29,700	(5,162)	24,838

Common stock issued for cash ($0.1/share)	500,000	50	40,450	-	40,500

Net (loss) for the period	-	-	-	(76,654)	(76,654)

Balance - December 31, 2012	3,500,000	$350	$70,150	$(81,816)	$(11,316)

Net (loss) for the period	-	-	-	(6,316)	(6,316)

Balance - June 30, 2013	3,500,000	$350	$70,150	$(88,131)	$(17,631)

The accompanying notes to financial statements are an integral part of these statements.

MARATHON BAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (OCTOBER 13, 2011)
(Unaudited)

	Six Months Ended	Six Months Ended	Cumulative From
	June 30, 2013	June 30, 2012	Inception

Operating Activities:
Net (loss)	$(6,316)	$(66,043)	$(88,131)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Deferred offering costs		9,500
Accounts payable and accrued liabilities	5,749	(3,466)	17,404

Net Cash Used in Operating Activities	(567)	(60,009)	(70,728)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to shareholders	-	-	238
Proceeds from common stock	-	40,500	70,500

Net Cash Provided by Financing Activities	-	40,500	70,738

Net (Decrease) Increase in Cash	(567)	(19,509)	10

Cash - Beginning of Period	577	22,943	-

Cash - End of Period	$10	$3,434	$10

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the periods ended June 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2013.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2013 and December 31, 2012, the carrying value of accounts payable and accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4. Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2013 and 2012 was as follows (assuming a 15% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$947	$9,906
Change in valuation allowance	(947)	(9,906)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2013 and December 31, 2012 as follows:

	2013	2012

Loss carryforwards	$13,220	$12,272
Less - Valuation allowance	(13,220)	(12,272)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2013 and 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2013, the Company had approximately $88,131 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

As of June 30, 2013, loans from related parties amounted to $238 and represented working capital advances from a Director who is also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

In April 2012, the Company sold 500,000 unrestricted shares of common stock for proceeds of $50,000. As of the date of this 10-Q, we have not yet fully implemented our business plan; we have secured the web domain ( www.m-bar.co ) and have created a template of our to-be finalized website. We have conducted significant and required, market, legal and regulatory research regarding the sale of sports health bars in our target market. We expect to continue to conduct required legal and regulatory research and create a detailed market plan in the 3rd quarter of 2013.

During the 1st and 2nd quarters of 2013 we did not complete the selection of suppliers and formalize any required supplier or partnership agreements. We also expect to finalize our web-site by the 3rd Quarter of 2013. If we are unable to accomplish our business plan and create a market for a new barnd of energy bars we may need to consider changing our business strategy including the possibility of entering a new line of business.

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

Results of Operations

For the three month period ended June 30, 2013, we had no revenue. Expenses for the period totaled $3,102 resulting in a net loss of $3,102.

For the three and six month period ended June 30, 2013 we had no revenue. Expenses for the three and six month period ended June 30, 2013 totaled $3,102 and $6,316 resulting in a net loss of $3,102 and $6,316.  For the period from inception (October 13, 2011) to June 30, 2013 we had no revenue. Expenses for the entire period from inception through June 30, 2013 total $88,131.

The expenses are associated with the filing of the Company’s S-1 registration statement, including auditing and legal fees and consulting fees for legal and regulatory research regarding the sale of health bars.

Capital Resources and Liquidity

As of June 30, 2013 we had $10 in cash and liabilities of $17,642 mostly associated with consulting, auditing and filing fees.

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

We have been unable to obtain the necessary funding to support the implementation of our business plan at this time. We explored all financing and strategic alternatives available to us. It may be necessary for us to either seek alternative opportunities available to us unrelated to our business plan in an effort to maximize shareholder value. To this end, the Company has in the past had, and may in the future have, discussions with potential merger candidates wishing to become publicly traded. There is no assurance that the Company will be successful in any of such efforts. If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan until such time as capital or another alternative is available to it.

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

As of June 30, 2013, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: July 9, 2013

MARATHON BAR CORP.

/s/ Israel Menahem Vizel
Israel Menahem Vizel
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
July 9, 2013