Form 10-Q
period 2013-09-30
Lipocine Inc.
filed 2013-11-13
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from                      to                     .

Commission File Number: 000-55092

LIPOCINE INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0370688
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

675 Arapeen Drive, Suite 202, Salt Lake City, Utah	84108
(Address of Principal Executive Offices)	(Zip Code)

801-994-7383

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Outstanding Shares

As of November 12, 2013, the registrant had 11,056,377 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

LIPOCINE INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$36,839,026	$5,377,114
Prepaid and other current assets	251,749	90,934
Related-party receivable	—	3,815

Total current assets	37,090,775	5,471,863
Property and equipment, net of accumulated depreciation of $1,013,367 and $997,642, respectively	34,836	49,355
Other assets	45,000	45,000

Total assets	$37,170,611	$5,566,218

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,483,334	$87,027
Accrued expenses	144,977	107,950
Income taxes payable	—	17,836

Total current liabilities	1,628,311	212,813
Income taxes payable, noncurrent	—	37,212

Total liabilities	1,628,311	250,025

Commitments and contingencies (notes 7 and 9)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	—	—
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 10,952,593 and 4,455,790 issued and outstanding	1,095	446
Additional paid-in capital	79,015,280	42,590,042
Accumulated deficit	(43,474,075)	(37,274,295)

Total stockholders’ equity	35,542,300	5,316,193

Total liabilities and stockholders’ equity	$37,170,611	$5,566,218

See notes to condensed consolidated financial statements

LIPOCINE INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
License and milestone revenue	$—	$—	$—	$7,523,437
Research revenue	—	—	—	186,233

Total revenues	—	—	—	7,709,670
Operating expenses:
Research and development	1,568,969	547,821	2,657,936	1,696,428
General and administrative	1,181,894	467,180	2,601,557	1,256,691
Reverse merger costs	794,902	—	1,011,630	—

Operating income (loss)	(3,545,765)	(1,015,001)	(6,271,123)	4,756,551
Other income, net	15,084	2,295	16,295	8,436

Income (loss) before income tax expense	(3,530,681)	(1,012,706)	(6,254,828)	4,764,987
Income tax benefit (expense)	55,342	(171)	55,048	(1,581)

Net income (loss)	$(3,475,339)	$(1,012,877)	$(6,199,780)	$4,763,406

Basic earnings (loss) per share attributable to common stock	$(0.39)	$(0.23)	$(1.04)	$1.05

Weighted average common shares outstanding, basic	8,914,666	4,455,790	5,958,415	4,455,790

Diluted earnings (loss) per share attributable to common stock	$(0.39)	$(0.23)	$(1.04)	$1.05

Weighted average common shares outstanding, diluted	8,914,666	4,455,790	5,958,415	4,455,790

See notes to condensed consolidated financial statements

LIPOCINE INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash from operating activities:
Net income (loss)	$(6,199,780)	$4,763,406
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	15,725	31,594
Forgiveness of related party receivable	3,815	—
Stock-based compensation expense	758,767	116,844
Changes in operating assets and liabilities:
Accounts receivable	—	291,198
Prepaid and other current assets	(160,815)	14,908
Related party receivable	—	3,387
Accounts payable	1,124,921	152,567
Accrued expenses	37,027	10,131
Income taxes payable	(55,048)	513
Deferred revenues	—	(7,523,437)

Cash used in operating activities	(4,475,388)	(2,138,889)
Cash used in investing activities:
Purchases of property and equipment	(1,206)	(12,386)

Cash used in investing activities	(1,206)	(12,386)
Cash used in financing activities:
Proceeds from stock option exercise	10,576	—
Net proceeds from common stock offering	35,981,030	—
Purchase of restricted stock from employees	(53,100)	—

Cash provided by financing activities	35,938,506	—

Net increase (decrease) in cash and cash equivalents	31,461,912	(2,151,275)
Cash and equivalents at beginning of period	5,377,114	8,567,823

Cash and equivalents at end of period	$36,839,026	$6,416,548

Supplemental disclosure of non-cash investing and financing activities:
Accrued common stock offering costs	$271,386	$—

See notes to condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2013.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2012.

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions relating to reporting of the assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates.

(2)	Merger Agreement

On July 24, 2013, Marathon Bar Corp. (“Marathon Bar”), a Delaware corporation and MBAR Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Marathon Bar, and Lipocine Operating Inc. (“Lipocine Operating”), a privately held company incorporated in Delaware, executed an Agreement and Plan of Merger (“Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into Lipocine Operating and Lipocine Operating was the surviving entity. Additionally pursuant to the Merger Agreement, Marathon Bar changed its name to Lipocine Inc.

The Merger is accounted for as a reverse-merger and recapitalization. Lipocine Operating is the acquirer for financial reporting purposes and Marathon Bar is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Lipocine Operating and are recorded at the historical cost basis of Lipocine Operating, and the consolidated financial statements after completion of the Merger include the assets, liabilities and operations of Marathon Bar and Lipocine Operating (“Combined Company”), from the closing date of the Merger. Additionally all historical equity accounts and awards of Lipocine Operating, including par value per share, share and per share numbers, have been adjusted to reflect the number of shares received in the Merger.

(3)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three and nine months ended September 30, 2013 and 2012 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains nonforfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2013 and 2012. The allocation of undistributed earnings (losses) to common stock in the table below excludes zero net income (loss) allocated to the participating securities for the three months ended September 30, 2013 and 2012, and zero and $105,795 for the nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic net income (loss) per share attributable to common stock:
Numerator
Net income (loss)	$(3,475,339)	$(1,012,877)	$(6,199,780)	$4,657,611

Denominator
Weighted avg. common shares outstanding	8,914,666	4,455,790	5,958,415	4,455,790

Basic earnings (losses) per share attributable to common stock	$(0.39)	$(0.23)	$(1.04)	$1.05

Diluted net income (loss) per share attributable to common stock:
Numerator
Net income (loss)	$(3,475,339)	$(1,012,877)	$(6,199,780)	$4,657,611

Denominator
Weighted avg. common shares outstanding	8,914,666	4,455,790	5,958,415	4,455,790

Diluted net income (loss) per share attributable to common stock	$(0.39)	$(0.23)	$(1.04)	$1.05

The computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2013 and 2012 does not include the following unvested restricted stock, stock options and warrants to purchase shares in the computation of diluted earnings (loss) per share because these instruments were antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock Options	1,214,749	946,281	1,214,749	946,281
Unvested Restricted Stock	103,784	101,211	103,784	101,211
Warrants	20,467	20,467	20,467	20,467

(4)	Fair Value

For prepaid and other current assets, related-party receivable, accounts payable, and accrued expenses the carrying amounts approximate fair value because of the short maturity of these instruments. Assets and liabilities that are measured at fair value on a recurring basis using quoted prices in active markets for identical instruments (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) consist of the following at September 30, 2013 and December 31, 2012:

	September 30,	Fair value measurements at reporting date using
	2013	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents-money market funds	$1,933,334	$1,933,334	$—	$—

	$1,933,334	$1,933,334	$—	$—

	December 31,	Fair value measurements at reporting date using
	2012	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents-money market funds	$2,686,727	$2,686,727	$—	$—

	$2,686,727	$2,686,727	$—	$—

The following methods and assumptions were used to determine the fair value of each class of assets recorded at fair value in the balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly rated money market funds with original maturities to the Company of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents as Level 1.

(5)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At September 30, 2013 and December 31, 2012, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

On January 2, 2013, an extension of the research and development credit in the U.S. was signed into law. While the Company fully intends to take advantage of the research and development credit for the 2012 and 2013 tax years, no benefit has been recorded in the financial statements due to the full valuation allowance position in the U.S.

During the three months ended September 30, 2013, the Company reversed accrued income tax payable of $55,342 related to an uncertain tax position that was taken in a prior period.

(6)	Collaborative Agreements

(a)	Abbott Products, Inc.

On May 15, 2009, the Company granted an exclusive license to Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) to certain rights to its intellectual property in exchange for an up-front license fee of $4,000,000, certain specified payments upon achievement of various development and commercial milestones or the passage of time and also a royalty on related net sales. The Company also received research revenue for services rendered during the development period and reimbursement of out-of-pocket expenses.

The Company received the up-front fee of $4,000,000 in 2009 and milestone payments, related solely to the passing of time and not the achievement of any of the development or commercial milestones, totaling $3,000,000 and $2,000,000 in 2011 and 2010. The up-front license fee and milestone payments were recorded as a single unit of account, as the delivered technology does not have stand-alone value. Total consideration was recorded using cumulative catch-up method as payments were deemed collectible over the estimated term of the contract for which the Company has continuing performance obligations. The agreement was terminated effective March 29, 2012, and the balance of deferred revenue of $7,523,437 was recognized as licensing and milestone revenue during the nine months ended September 30, 2012. The Company also earned research revenue under the agreement of zero and $186,233 during the three and nine months ended September 30, 2012. No amounts were recorded for the three or nine months ended September 30, 2013.

As part of the termination, we reacquired the rights to the intellectual property from Abbott in March 2012. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1.5% royalty on net sales should Lipocine decide to use certain Solvay/Abbott formulations or a perpetual 1% royalty on net sales should Lipocine use data generated during the term of the Solvay/Abbott agreement in any regulatory filings for a product. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

(b)	Nexgen Pharma, Inc.

On May 21, 2011, the Company entered into a collaborative product development agreement with Nexgen Pharma, Inc. (“Nexgen”). Under the agreement, the parties agreed to jointly develop certain products for the treatment of coughs and colds and to share future revenues from those products. Nexgen agreed to reimburse the Company at cost for all future clinical costs incurred in the development of the products. No amounts were reimbursed during the three months ended September 30, 2013 and 2012 and a total of $468,348 and $397,852 during the nine months ended September 30, 2013 and 2012 was reimbursed for related expenses under the agreement and recorded net in research and development expense. The Company is responsible for certain new drug application (“NDA”) filing costs with the Food and Drug Administration (“FDA”) under terms of this contract and, additionally, will participate on a joint steering committee with Nexgen for the development, regulatory, and manufacturing strategy of product candidates. On July 23, 2013, the Company transferred all rights and obligations under this agreement to Spriaso, LLC (see note 10).

(c)	Contract Research and Development

The Company has entered into agreements with a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company and various contract organizations that conduct preclinical and clinical development work and manufacturing on behalf of the Company. The Company incurred expenses of $940,139 and $129,012 for the three months ended September 30, 2013 and 2012, and $1,478,534 and $707,086 for the nine months ended September 30, 2013 and 2012 under these agreements.

(7)	Leases

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2013 are:

Operating
leases
Year ending December 31:
2013	$66,281
2014	247,841

Total minimum lease payments	$314,122

The Company’s rent expense was $88,864 and $84,952 for the three months ended September 30, 2013 and 2012 and $266,591 and $254,857 for the nine months ended September 30, 2013 and 2012.

(8)	Stockholders’ Equity

(a)	Sale of Common Stock

On July 30, 2013, the Company sold 6,336,664 shares of common stock to certain accredited investors. Net proceeds to the Company from the sale totaled approximately $35.7 million, after deducting the direct and incremental expenses of the offering and the commissions in connection with the offering paid by the Company of $2.3 million.

(b)	Stock Option Plan

In January 2011, the board of directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) that provides for the granting of nonqualified and incentive stock options and restricted stock. The 2011 Plan assumed all of the obligations, which existed under the previous 2000 Stock Option Plan. Under the 2011 Plan, the Company has granted nonqualified and incentive stock options for the purchase of common stock to directors, employees and nonemployees providing services to the Company. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. An aggregate of 1,792,429 shares are authorized for issuance under the amended 2011 Plan, with 378,406 shares remaining available for grant as of September 30, 2013. A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2012	946,281	$6.19
Options granted	285,527	3.38
Options exercised	(3,761)	2.81
Options forfeited	(8,610)	5.53
Options cancelled	(4,688)	4.85

Balance at September 30, 2013	1,214,749	3.13

Options exercisable at September 30, 2013	899,692	3.05

The following table summarizes information about stock options outstanding at September 30, 2013:

Options outstanding			Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price
1,214,749	7.66	$3.13	899,692	7.21	$3.05

(c)	Restricted Common Stock

In 2010, the Company issued 112,720 shares of restricted common stock to employees. Ten percent of the issued restricted common stock vested on December 31, 2011, The remaining ninety percent of the restricted shares were modified on January 31, 2013 to vest on the earlier of the first dosing in the pivotal clinical study for its lead drug candidate, or 50% on January 31, 2014 and 50% on January 31, 2015. The fair value of these shares when issued was $5.75 per share. The Company includes unvested restricted stock in outstanding shares for financial reporting purposes when the awards vest.

On June 28, 2013, the Company accelerated the vesting and repurchased a combined total of 8,625 shares of restricted common stock from six employees at a price of $6.16 per share. The acceleration of the vesting resulted in the recognition of $16,437 in stock-based compensation expense. The repurchased shares were retired during the reverse merger and charged against additional paid-in-capital (see note 2).

One September 16, 2013, the Company issued 12,000 shares of restricted common stock to an employee. These shares vest over time with one-third vesting on the one-year anniversary of award, with the balance vesting monthly on a pro-rata basis over the subsequent two years.

A summary of unvested restricted common stock activity is as follows:

Number of unvested restricted shares
Balance at December 31, 2012	99,869
Granted	12,000
Vested	(7,763)
Cancelled	(322)

Balance at September 30, 2013	103,784

(d)	Warrants

For charitable purposes, on December 23, 2003, the Company granted warrants to a local university for 20,467 shares of common stock at a price of $12.21 per share. These warrants expire on December 31, 2015. As of September 30, 2013, all warrants remain outstanding.

(e)	Share-Based Payments

The Company recognizes stock-based compensation expense for grants of stock option awards and restricted stock under the Company’s Incentive Plan to employees and nonemployee members of the Company’s board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, the Company has granted performance-based stock option awards and restricted stock grants which vest based upon the Company satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, the Company estimates that these options will vest, which is based on whether the Company considers the options’ performance conditions to be probable of attainment. The Company’s estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods. In addition, the Company grants stock options to nonemployee consultants from time to time in exchange for services performed for the Company. Equity instruments granted to nonemployees are subject to periodic revaluation over their vesting terms.

On January 31, 2013, the Company modified 907,336 existing time-vested and performance stock options by lowering the exercise price to $2.81. Additionally, the Company modified the vesting terms for its unvested performance stock options and unvested restricted stock to vest on the earlier of the first dosing in the pivotal clinical study for its lead drug candidate, or 50% on January 31, 2014 and 50% on January 31, 2015. Compensation expense of $421,950 was recorded as a result of the modifications. During the three months ended September 30, 2013, the Company determined that it was probable that the performance milestone related to these unvested stock options and restricted stock awards would occur. As a result, the remaining compensation expense between the date the milestone became probable and the expected milestone date is being recognized ratably over that period.

Stock-based compensation cost that has been expensed in the statements of operations amounted to $160,281 and $36,896 for the three months ended September 30, 2013 and 2012 and $758,767 and $116,844 for the nine months ended September 30, 2013 and 2012, allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Research and development	$46,594	$10,726	$236,314	$36,070
General and administrative	113,687	26,170	522,453	80,774

	$160,281	$36,896	$758,767	$116,844

As of September 30, 2013, there was approximately $808,632 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Incentive Plan. The cost will be expensed pro-rata over the vesting period. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the award that is vested at that date. The Company issued 51,390 stock options and 12,000 restricted stock awards during the three months ended September 30, 2013. The weighted average fair value of stock options granted during the three and nine months ended September 30, 2013, was approximately $3.55 and $2.06, respectively.

(9)	Commitments and Contingencies

Guarantees and Indemnifications

In the ordinary course of business, the Company enters into agreements, such as lease agreements, licensing agreements, clinical trial agreements, and certain services agreements, containing standard guarantee and / or indemnifications provisions. Additionally, the Company has indemnified its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

(10)	Agreement with Spriaso, LLC

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, LLC (“Spriaso”), a related-party that is majority-owned by the current directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with Nexgen. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company will provide facilities and up to 10 percent of the services of certain employees to Spriaso for a period of up to 18 months. The Company may provide additional services to be charged at cost to Spriaso. Spriaso may file its first NDA prior to the Company filing its first NDA and as an affiliated entity it will use up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA.

(11)	Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations where a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public companies and after December 15, 2014 for non-public companies. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management discussion and analysis included in our Form S-1, filed with the SEC on August 29, 2013, as amended, as well as the financial statements and related notes contained therein.

On July 24, 2013, Marathon Bar Corp. (“Marathon Bar”), a Delaware corporation and MBAR Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Marathon Bar, and Lipocine Operating Inc. (“Lipocine Operating”), a privately held company incorporated in Delaware, executed an Agreement and Plan of Merger (“Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into Lipocine Operatingand Lipocine Operating was the surviving entity. Additionally pursuant to the Merger Agreement, Marathon Bar changed its name to Lipocine Inc. The Merger is accounted for as a reverse-merger and recapitalization. Lipocine Operating is the acquirer for financial reporting purposes and Marathon Bar is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Lipocine Operating and are recorded at the historical cost basis of Lipocine Operating, and the consolidated financial statements after completion of the Merger include the assets, liabilities and operations of Marathon Bar and Lipocine Operating (“Combined Company”), from the closing date of the Merger. Additionally all historical equity accounts of Lipocine Operating, including par value per share, share and per share numbers , have been adjusted to reflect the number of shares received in the Merger.

As used in the discussion below, “we,” “our,” and “us” refers to the historical financial results of Lipocine.

Forward Looking Statements

This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technology is designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic characteristics and facilitate lower dosing requirements, bypass first-pass metabolism, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product LPCN 1021 is a Phase III ready oral testosterone replacement therapy (“TRT”) product designed for convenient twice-a-day dosing. Additionally, we have two earlier stage product candidates in our pipeline, a next generation once-a-day oral testosterone therapy (LPCN 1111) and an oral product for the prevention of preterm birth (LPCN 1107).

We completed a successful Phase II study for LPCN 1021 that produced results in line with FDA guidelines for approval of TRT. The primary outcome of the trial, serum testosterone levels in the eugonadal range, was met and there were no significant adverse events or changes in serum cholesterol levels or liver enzymes. Lipocine presented the results of this study and a Phase III protocol synopsis to the FDA in November 2012 and obtained clear guidance on the requirements for a LPCN 1021 NDA filing, with no additional pre-clinical studies required. We intend to begin enrolling patients in the Phase III trial in the fourth quarter of 2013 or early 2014, with results expected in 2015.

We licensed LPCN 1021 to Solvay, in May 2009. Solvay was subsequently acquired by Abbott. We reacquired the rights to LPCN 1021 from Abbott in March 2012. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1.5% royalty on net sales should Lipocine decide to use certain Solvay/Abbott formulations or a perpetual 1% royalty on net sales should Lipocine use data generated during the term of the Solvay/Abbott agreement in any regulatory filings for a product. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. A Phase I single dose randomized, open label, crossover study in 8 postmenopausal women has been completed and the pharmacokinetics suggested feasibility of either once-daily dosing or twice daily dosing with high Cavg. We recently completed a pre-IND meeting with the FDA in the fourth quarter of 2013 in which we broadly discussed the requirements for an NDA filing for LPCN 1111. The next steps in the development for this program include a Phase I/II proof of concept study in hypogonadal men.

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of preterm birth in women with a prior history of at least one preterm birth. The product has completed a 28-day repeat dose toxicity study in dogs. A pre-IND meeting has also been completed with the FDA, paving the way for a proof-of-concept Phase I/II study in pregnant women with a history of preterm birth.

We have not generated any revenues from product sales. To date, we have funded our operations primarily through the private sale of equity securities and convertible debt and through up-front payments, research funding and milestone payments from our license and collaboration arrangements. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval of LPCN 1021 or other products.

We have incurred losses in most years since our inception. As of September 30, 2013, we had an accumulated deficit of $43.5 million. Income and losses fluctuate from quarter to quarter and from year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $3.5 million for the three months ended September 30, 2013, compared to our net loss of $1.0 million for the three months ended September 30, 2012. Our net loss was $6.2 million for the nine months ended September 30, 2013 compared to net income of $4.8 million for the nine months ended September 30, 2012. The net income in 2012 was primarily due to the recognition of deferred revenue at the time of the termination of our license agreement with Abbott. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase as we:

•	manufacture registration batches of LPCN 1021;

•	complete our pivotal Phase III trial and other pharmacokinetic studies of LPCN 1021 and, if these trials are successful, prepare and file our NDA for LPCN 1021;

•	conduct further clinical development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

To fund future long term operations we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our license and collaboration agreements and private equity securities offerings, there can be no assurance that we will be able to do so in the future.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so for a number of years. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through September 30, 2013, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We do not anticipate significant revenue from any license arrangements in the foreseeable future. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products, as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $47.6 million in research and development expenses through September 30, 2013.

We expect our research and developments costs for LPCN 1021 to increase substantially as we conduct our pivotal Phase III trial, conduct other pharmacokinetic studies, manufacture registration batches and if appropriate, file an NDA. We believe it will cost approximately $22 million to complete this process. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

Completion of our pivotal Phase III trial may take longer than currently estimated or the FDA may require additional clinical trials or non-clinical studies. The cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the duration of subject follow-ups;

•	the length of time required to collect, analyze and report trial results;

•	the cost, timing and outcome of regulatory review;

•	potential changes by the FDA in clinical trial and NDA filing requirements for testosterone replacement therapies; and

•	unanticipated safety issues that may prolong the Phase III trial

We also expect to incur significant manufacturing costs to prepare registration batches of finished product and customary regulatory costs associated with the preparation and filing of our NDA, if and when submitted, which will be significant. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

•	the costs, timing and outcome of our other pharmacokinetic studies and other development activities of LPCN 1021;

•	our dependence on third-party manufacturers for the production of clinical trial materials and satisfactory finished product for registration;

•	the costs and timing of regulatory submission for LPCN 1021 and the outcome of regulatory reviews;

•	the potential for future license arrangements for LPCN 1021, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our future plans and capital requirements; and

•	the effect on our product development activities of action taken by the FDA or other regulatory authorities.

A change of outcome for any of these variables with respect to the development of LPCN 1021 could mean a significant change in the costs and timing associated with these efforts.

Summary of Research and Development Expense

Our research and development efforts have primarily been focused on LPCN 1021, and until March 2012, all research and development costs related to that product candidate were incurred by Abbott. However, we incur significant costs for our other product candidates and programs. The following table summarizes our research and development expenses:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
External service provider costs:
LPCN 1021	$938,427	$10,360	$993,684	$15,780
LPCN 1111	1,530	104,412	14,697	181,003
LPCN 1107	—	7,215	—	92,807
Other product candidates	182	7,025	1,805	19,644

Total external service provider costs	940,139	129,012	1,010,186	309,234
Internal personnel costs	538,872	325,033	1,331,769	1,044,522
Other research and development costs	89,958	93,776	315,981	342,672

Total research and development	$1,568,969	$547,821	$2,657,936	$1,696,428

External service provider costs under a collaborative product development agreement are recorded net of reimbursement. No amounts were reimbursed under the agreement during the three months ended September 30, 2013 and 2012. A total of $468,348 and $397,852 was reimbursed under the agreement during the nine months ended September 30, 2013 and 2012 and recorded net in research and development expense. In July 2013, we assigned the collaborative agreement to an affiliated entity as described in Note 10 of the “Notes to Condensed Consolidated Financial Statements”.

Given the early stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1111, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1111, LPCN 1107 or other product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the preclinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for auditing, tax and legal services.

They also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems and other costs. In addition, if our pivotal Phase III trial of LPCN 1021 is successful and we then prepare and file our NDA for LPCN 1021, we expect general and administrative expenses to increase as we incur costs of pre-commercialization and, potentially, commercialization activities.

Reverse Merger Costs

Reverse merger costs relate to external expenses associated with our reverse merger with Marathon Bar on July 24, 2013. Reverse merger costs consist primarily of professional fees for accounting, legal, printing and transfer agent services. Additionally reverse merger costs include the cost related to the purchase of the Marathon Bar shell company.

Other Income, Net

Other income, net consists primarily of interest earned on our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table summarizes our results of operations for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012	Variance
License and milestone revenue	$—	$—	$—
Research revenue	—	—	—
Research and development expenses	1,568,969	547,821	1,021,148
General and administrative expenses	1,181,894	467,180	714,714
Reverse merger costs	794,902	—	794,902
Other income, net	15,084	2,295	12,789
Income tax benefit (expense)	55,342	(171)	55,513

Research and Development Expenses

The increase in research and development expenses in the three months ended September 30, 2013 was primarily due to an increase in external contract manufacturing costs related to our product candidates of $821,000 and higher personnel costs of $214,000 primarily due to the following: bonuses awarded to employees totaling $194,000; an increase of $36,000 in stock-based compensation due to the modification of stock options in January 2013, acceleration of stock-compensation in 2013 on performance based awards due to the probability of achieving the milestone and new stock grants; overall salary increases of research and development employees that occurred during the quarter; offset by a reduction in the total number of research and development employees between 2012 and 2013.

General and Administrative Expenses

The increase in general and administrative expenses in the three months ended September 30, 2013 was primarily due to an increase in professional fees, including legal, accounting, audit and investor relation services, of $316,000 in preparation for and becoming a public company and completing the Merger which occurred in July 2013; higher personnel costs of $354,000 primarily due to the following: bonuses awarded to employees and directors totaling $228,000; an increase of $88,000 in stock-based compensation due to the modification of stock options in January 2013, acceleration of stock-compensation in 2013 on performance based awards due to the probability of achieving the milestone and new stock grants; and, overall salary increases of general and administrative employees that occurred during the quarter.

Reverse Merger Costs

The increase in reverse merger costs relates to the Merger with Marathon Bar which closed on July 24, 2013, and is comprised of $290,000 for the cost of the Marathon Bar shell, $366,000 in legal services, $92,000 in accounting services, $38,000 in printer fees and $9,000 in other miscellaneous expenses.

Other Income, Net

The increase in other income, net primarily reflects increased interest earned on a larger balance in cash and cash equivalents between periods as a result of an offering of common stock in July 2013.

Income Tax Benefit (Expense)

The decrease in income tax expense relates to a reversal of accrued income taxes payable in 2013 due to the reversal of an uncertain tax position taken by us in prior periods.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table summarizes our results of operations for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012	Variance
License and milestone revenue	$—	$7,523,437	$(7,523,437)
Research revenue	—	186,233	(186,233)
Research and development expenses	2,657,936	1,696,428	961,508
General and administrative expenses	2,601,557	1,256,691	1,344,866
Reverse merger costs	1,011,630	—	1,011,630
Other income, net	16,295	8,436	7,859
Income tax benefit (expense)	55,048	(1,581)	56,629

License and Milestone Revenue

The decrease in license and milestone revenue in the nine months ended September 30, 2013 is primarily due to the termination of our license and collaboration agreement with Abbott in March 2012. The entire balance of deferred revenue was recognized in the first quarter of 2012 as we no longer had any future performance obligations under the agreement.

Research Revenue

The decrease in research revenue in the nine months ended September 30, 2013 is primarily due to the termination of our license and collaboration agreement with Abbott in March 2012.

Research and Development Expenses

The increase in research and development expenses in the nine months ended September 30, 2013 was primarily due to a increase in external contract manufacturing costs related to our product candidates of $839,000 and higher personnel costs of $293,000, primarily due to the following: bonuses awarded to employees totaling $194,000; an increase of $215,000 in stock-based compensation due to the modification of stock options in January 2013, acceleration of stock-compensation in 2013 on performance based awards due to the probability of achieving the milestone and new stock grants; overall salary increases of research and development employees; offset by a reduction of $100,000 in personnel costs due to the total number of research and development employees decreasing between 2012 and 2013. The increase in research and development expenses in the nine months ended September 30, 2013 was partially offset by a decrease in external clinical related research and development expenses of $173,000.

General and Administrative Expenses

The increase in general and administrative expenses in the nine months ended September 30, 2013 was primarily due to an increase in professional fees, including legal, accounting, audit and investor relation services, of $631,000 in preparation for and becoming a public company and completing the Merger which occurred in July 2013; higher personnel costs of $690,000 primarily due to the following: bonuses awarded to employees and directors totaling $228,000; an increase of $454,000 in stock-based compensation due to the modification of stock options in January 2013, acceleration of stock-compensation in 2013 on performance based awards due to the probability of achieving the milestone and new stock grants; and, overall salary increases of general and administrative employees.

Reverse Merger Costs

The increase in reverse merger costs in the nine months ended September 30, 2013 relates to the Merger with Marathon Bar which closed on July 24, 2013 and is comprised of $340,000 for the cost of the Marathon Bar shell, $527,000 in legal services, $98,000 in accounting services, $38,000 in printer fees and $9,000 in other miscellaneous expenses.

Other Income, Net

The increase in other income, net primarily reflects increased interest earned on a larger balance in cash and cash equivalents between periods as a result of an offering of common stock in July 2013.

Income Tax Benefit (Expense)

The decrease in income tax expense relates to a reversal of accrued income taxes payable in 2013 due to the reversal of an uncertain tax position taken by us in prior periods.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through private sales of our equity and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our lead product candidate LPCN 1021 and further clinical development of LPCN 1111 and LPCN 1107 and our other programs and continue our research efforts.

As of September 30, 2013 we had $36.8 million of cash and cash equivalents compared to $5.4 million at December 31, 2012. On July 30, 2013, we issued and sold in a private placement an aggregate of 6,336,664 shares of our common stock to certain accredited investors. We received net proceeds of approximately $35.7 million. We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for the foreseeable future. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical studies. To fund future operations we will need to raise additional capital and our requirements will depend on many factors, including the following:

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

	Nine months ended September 30,
	2013	2012
Cash used in operating activities	$(4,475,388)	$(2,138,889)
Cash used in investing activities	(1,206)	$(12,386)
Cash provided by financing activities	35,938,506	—

Operating Activities

Cash used in operating activities was $4.5 million for the nine months ended September 30, 2013, and $2.1 million for the nine months ended September 30, 2012, an increase of $2.4 million. Included in the increase was an $11.0 million decrease in net income, a $291,000 decrease in accounts receivable and a $176,000 decrease in prepaid expenses. The changes were partially offset by a $7.5 million decrease in deferred revenues, a $642,000 increase in stock-based compensation and a $972,000 increase in accounts payable.

Investing Activities

Investing activities consist primarily of purchases of property and equipment. We acquired $1,206 of property and equipment in the nine months ended September 30, 2013 compared to $12,386 in the nine months ended September 30, 2012.

Financing Activities

Cash provided by financing activities was $35.9 million in the nine months ended September 30, 2013, primarily relating to the sale of common stock in an offering to accredited investors in July 2013. In addition, we received proceeds from stock option exercises totaling $10,576 and used cash to purchase restricted shares from employees totaling $53,100. We had no financing activities during the nine months ended September 30, 2012.

Contractual Commitments and Contingencies

In the nine months ended September 30, 2013, there were no material changes outside the ordinary course of business to our contractual obligations provided in our Form S-1 filed on August 29, 2013, as amended, except that we entered in to a cancellable contract manufacturing agreement with a third party for clinical supplies required for our pivotal Phase III clinical trial for LPCN 1021 for $1.1 million.

Other Contractual Obligations

We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and are cancellable obligations.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2013, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form S-1 dated September 26, 2013, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, or Securities Act.

New Accounting Standards

Refer to Note 11, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

Off-Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash management activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash and cash equivalents in a variety of securities of high credit quality.

As of September 30, 2013, we had cash and cash equivalents of $36.8 million deposited in highly rated financial institutions in the United States. A portion of our cash and cash equivalents may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash and cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2013. In connection with this evaluation, we identified two material weaknesses in our internal control over financial reporting. The first material weakness relates to an insufficient number of accounting professionals with the necessary knowledge, experience and training to adequately prepare, record, and review significant complex transactions and valuations (such as revenue recognition, stock based compensation, and earnings per share) and prepare financial statements in accordance with generally accepted accounting principles in a timely manner. The second material weakness relates to insufficient process level controls designed to record our accounts under the accrual basis of accounting, resulting in material errors in recorded expenses, accounts payable and accrued liabilities. For more detail, please see Item 1A Risk Factors in Part II of this report.

Based upon these two material weaknesses in our internal control over financial reporting, our management has concluded that the disclosure controls and procedures were ineffective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, we implemented the following change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We hired Morgan Brown as our new Executive Vice President and Chief Financial Officer, effective September 15, 2013. Mr. Brown is a licensed certified public accountant with a master’s degree in business administration and a bachelor’s degree in accounting, and has served in various finance and accounting roles for more than 20 years prior to joining us. Mr. Brown is currently serving as our principal financial officer and principal accounting officer.

Although management believes our internal controls over financial reporting has been, or is reasonably likely to be, materially and positively affected by the changes described above, material weaknesses in our internal control over financial reporting continue to exist at September 30, 2013.

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Thus, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Relating to Our Business and Industry

Our research and development programs and processes are at an early stage of development, which makes it difficult to evaluate our business and prospects, or predict if or when we will successfully commercialize our product candidates

Our operations to date have primarily been limited to conducting research and development activities under license and collaboration agreements. Our current portfolio consists of our lead product candidate LPCN 1021, for which we have just completed Phase II development. We are also developing two additional earlier stage clinical candidates, LPCN 1111 and LPCN 1107. We have never marketed or commercialized a drug product. Consequently, any predictions about our future performance may not be as accurate as they could be if we were further along our commercialization path. In addition, as a pre-commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Our clinical product candidates are at an early stage of development and will require significant further investment and regulatory approvals prior to marketing and commercialization. As such, our product development processes for LPCN 1021, LPCN 1111 and LPCN 1107 are very risky and uncertain, and our product candidates may fail to advance beyond the current study. Even if we obtain required financing, we cannot ensure successful product development or that we will obtain regulatory approval or successfully commercialize any of our product candidates and generate product revenues.

All of our clinical candidates will be subject to extensive regulation which can be costly and time consuming, cause delays or prevent approval of the products for commercialization.

Our clinical development of LPCN 1021, LPCN 1111, LPCN1107 and any future product candidates, is subject to extensive regulations by the U.S. Food and Drug Administration, or FDA, in the United States. Product development is a very lengthy and expensive process and can vary significantly based upon the product candidate’s novelty and complexity. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

Numerous statutes and regulations govern human testing and the manufacture and sale of human therapeutic products in the United States. Such legislation and regulation bears upon, among other things, the approval of protocols and human testing, the approval of manufacturing facilities, safety of the product candidates, testing procedures and controlled research, review and approval of manufacturing, preclinical and clinical data prior to marketing approval including adherence to cGMP during production and storage as well as regulation of marketing activities including advertising and labeling.

In order to obtain regulatory clearance for the commercial sale of any of our product candidates, we must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. Obtaining approval of any of our product candidates is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval for many reasons, including:

•	we may not be able to demonstrate that the product candidate is safe and effective to the satisfaction of the FDA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the contract research organization, or CRO, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that a particular product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials or may require that we conduct additional trials;

•	the FDA may not accept data generated at our clinical trial sites;

•	if our New Drug Application, or NDA, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval;

•	the FDA may require longer or additional duration of stability data on the clinical lots prior to initiation of further clinical trials;

•	the FDA may identify deficiencies in the formulation or stability of our product candidates or products, or relating to our manufacturing processes or facilities, or in the processes and facilities of the contract manufacturing organization, or CMO, our suppliers or other third parties that may be utilized in the production supply chain of our products;

•	with respect to LPCN 1021 and LPCN 1111, the FDA may not grant New Chemical Entity exclusivity to Testosterone prodrug present as the active; and

•	with respect to LPCN 1107, the FDA may not grant Orphan Drug Designation for the oral product if they do not deem it to be a major contribution to patient care over intramuscular injection, or for other reasons.

Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products.

No assurance can be given that current regulations relating to regulatory approval will not change or become more stringent. The FDA may also require that we amend clinical trial protocols and/or run additional trials in order to provide additional information regarding the safety, efficacy or equivalency of any compound for which we seek regulatory approval. Moreover, any regulatory approval of a drug which is eventually obtained may entail limitations on the indicated uses for which that drug may be marketed. Furthermore, product approvals may be withdrawn or limited in some way if problems occur following initial marketing or if compliance with regulatory standards is not maintained. FDA could become more risk averse to any side effects or set higher standards of safety and efficacy prior to reviewing or approving a product. This could result in a product not being approved.

Even if we receive marketing approval in the United States, we may never receive regulatory approval to market our products outside the United States, which could reduce the size of our potential markets and have a material adverse impact on our business.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy.

Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. This can result in substantial delays in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or setback in obtaining such approval would impair our ability to market our products in such foreign markets. Any such impairment would reduce the size of our potential markets, which could have a material adverse impact on our business, results of operations and prospects.

The timelines of our clinical trials may be impacted by numerous factors and any delays may adversely affect our ability to execute our current business strategy.

Our expectations regarding the success of our product candidates, including our clinical candidates and lead compounds, and our business are based on projections which may not be realized for many scientific, business or other reasons. We therefore cannot assure investors that we will be able to adhere to our current schedule. We set goals that forecast the accomplishment of objectives material to our success: selecting clinical candidates, product candidates, failures in research, the inability to identify or advance lead compounds, identifying target patient groups or clinical candidates, the timing and completion of clinical trials, and anticipated regulatory approval. The actual timing of these events can vary dramatically due to factors such as slow enrollment of patients in studies, uncertainties in scale-up, manufacturing and formulation of our compounds, failures in research, the inability to identify clinical candidates, failures in our clinical trials, and uncertainties inherent in the regulatory approval process and regulatory submissions. Decisions by our partners or collaborators may also affect our timelines and delays in achieving manufacturing capacity and marketing infrastructure sufficient to commercialize our biopharmaceutical products. The length of time necessary to complete clinical trials and to submit an application for marketing approval by applicable regulatory authorities may also vary significantly based on the type, complexity and novelty of the product candidate involved, as well as other factors.

The duration of our preclinical and clinical trial programs can be significantly extended as the attainment of an appropriate dose may be delayed, resulting in additional costs and overall program delays. If a trial or phase of a trial has commenced, it could be placed on clinical hold if the regulatory authorities determine a trial or its design may be unsafe or require clarifications regarding protocol design.

We depend primarily on the success of our lead product candidate, LPCN 1021, which is still under clinical development and may not receive regulatory approval or be successfully commercialized.

We currently have only one product candidate that has completed Phase II clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization. We are not permitted to market LPCN 1021 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not scaled up the pivotal study formulation to commercial scale. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Before we submit an NDA to the FDA for LPCN 1021 as a TRT we must initiate and complete our pivotal Phase III trial, and the three pharmacokinetic studies for labeling purposes. We have not commenced any of these trials.

In addition, results from Phase II trials of LPCN 1021 may not be replicated in our pivotal Phase III trial. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving positive results in early stage development. Our pivotal Phase III trial will evaluate the safety and efficacy of LPCN 1021 over a longer period of time in a patient population almost four times larger than our repeat-dose Phase II trials. Accordingly, the results from Phase II trials for LPCN 1021 may not be predictive of the results we may obtain in our pivotal Phase III trial of LPCN 1021. Our pivotal Phase III trial may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or even terminate further development.

LPCN 1107 is in a very early stage of development, has never been administered orally in humans, and may not be further developed for a variety of reasons.

LPCN 1107 is in a very early stage of development and consequently the risk we fail to commercialize related products is high. In particular, we have conducted a repeated dose toxicity and toxicokinetic study in dogs. Although preliminary data from the studies demonstrated oral absorption in dogs, to our knowledge, HPC has never been administered orally in humans. As such, we believe our currently planned proof-of-concept Phase I/II study would be the “first in human” study with oral administration of HPC. In particular, any such study may not demonstrate that LPCN 1107 has adequate, or any, oral absorption in our targeted patient group. Furthermore, such study may not be predictive of safety concerns that may arise in pregnant women or demonstrate that LPCN 1107 has a adequate safety profile to warrant further development. The FDA may also require further preclinical studies and/or clinical studies in healthy women before proceeding to studies in pregnant women. All these factors can impact the timing of, and our ability to, continue development of LPCN 1107.

We have not submitted an Investigational New Drug Application, or IND, with the FDA to conduct the proof-of-concept Phase I/II study in pregnant women. Many factors could significantly delay commencement and/or conduct of the proof of-concept Phase I/II trial for LPCN 1107, including relating to the regulatory approval and clinical development challenges discussed above. Even assuming successful proof-of-concept Phase I/II study, the anticipated Phase III program for a NDA filing for LPCN 1107 would be very long and expensive.

LPCN 1111 is in a very early stage of development, has never been administered in our targeted male population, and may not be further developed for a variety of reasons.

LPCN 1111 is in a very early stage of development. We currently have preliminary data demonstrating absorption of LPCN 1111 in dogs and in postmenopausal females. To our knowledge, this novel ester prodrug has never been administered orally in hypogonadal males and its safety has never been assessed in animal studies. We believe our proof-of-concept Phase I/II study would be the first study of this prodrug in hypogonadal males through oral administration. We may not be able to demonstrate through such study that LPCN 1111 has adequate, or any, oral absorption in hypogonadal males to warrant further development or that the safety profile warrants further development.

In addition, the active ingredient in LPCN 1111 has only been manufactured on a small scale. Scale up into larger batches could be challenging and our ability to procure adequate material in a timely manner to further develop LPCN 1111 is uncertain. We also may not have a manufacturer who can supply adequate quantities of the drug substance in compliance with cGMP.

We have not submitted an IND with the FDA to conduct the proof-of-concept Phase I/II study in hypogonadal males. We recently completed a pre-IND meeting with the FDA in the fourth quarter of 2013 in which we broadly discussed the requirements for a NDA filing for LPCN 1111. Several factors could significantly affect the prospects for LPCN 1111, including relating to the regulatory approval and clinical development challenges discussed above. Even assuming successful proof-of-concept Phase I/II study, the anticipated Phase III program for a NDA filing for LPCN 1111 would be very long and expensive.

We are subject to stringent government regulations concerning the clinical testing of our products and will continue to be subject to government regulation of any product that receives regulatory approval.

Numerous statutes and regulations govern human testing and the manufacture and sale of human therapeutic products in the United States and other countries where we intend to market our products. Such legislation and regulation bears upon, among other things, the approval of protocols and human testing, the approval of manufacturing facilities, testing procedures and controlled research, the review and approval of manufacturing, preclinical and clinical data prior to marketing approval, including adherence to cGMP during production and storage, and marketing activities including advertising and labeling.

Clinical trials may be delayed or suspended at any time by us or by the FDA or by other similar regulatory authorities if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including the risk of death, or if compounds are not manufactured under acceptable cGMP conditions or with acceptable quality. Current regulations relating to regulatory approval may change or become more stringent. The agencies may also require additional trials to be run in order to provide additional information regarding the safety, efficacy or equivalency of any compound for which we seek regulatory approval. Moreover, any regulatory approval of a drug which is eventually obtained may entail limitations on the indicated uses for which that drug may be marketed. Furthermore, product approvals may be withdrawn or limited in some way if problems occur following initial marketing or if compliance with regulatory standards is not maintained. Regulatory agencies could become more risk adverse to any side effects or set higher standards of safety and efficacy prior to reviewing or approving a product. This could result in a product not being approved.

If we, or any future marketing collaborators or CMOs, fail to comply with applicable regulatory requirements, we may be subject to sanctions including fines, product recalls or seizures and related publicity requirements, injunctions, total or partial suspension of production, civil penalties, suspension or withdrawals of previously granted regulatory approvals, warning or untitled letters, refusal to approve pending applications for marketing approval of new products or of supplements to approved applications, import or export bans or restrictions, and criminal prosecution and penalties. Any of these penalties could delay or prevent the promotion, marketing or sale of our products.

The successful commercialization of our product candidates and ability to generate significant revenue will depend on achieving market acceptance.

Even if our product candidates are successfully developed and receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payers such as private insurers or governments and other funding parties and the medical community. The degree of market acceptance for our products, if approved, will depend on a number of factors, including:

•	the relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in the labeling approved by the FDA;

•	availability of alternative treatments, including a number of competitive therapies already approved or expected to be commercially launched in the near future;

•	distribution and use restrictions imposed by the FDA or agreed to by us as part of a mandatory REMS or voluntary risk management plan;

•	pricing and cost effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to increase awareness of our products through marketing efforts;

•	our ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from our products and we may never become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful.

Even if we obtain marketing approval for our products, physicians and patients using existing products may choose not to switch to our products.

Physicians often show a reluctance to switch their patients from existing drug products even when new and potentially more effective and convenient treatments enter the market. In addition, patients often acclimate to the brand or type of drug product that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch drug treatments due to lack of reimbursement for existing drug treatments. The existence of either or both of physician or patient reluctance in switching to our products would have a material adverse effect on our operating results and financial condition.

If we fail to obtain adequate healthcare reimbursement for our products, our revenue-generating ability will be diminished and there is no assurance that the anticipated market for our products will be sustained.

We believe that there could be many different applications for products successfully derived from our technologies and that the anticipated market for products under development could continue to expand. However, due to competition from existing or new products and the yet to be established commercial viability of our products, no assurance can be given that these beliefs will prove to be correct. Physicians, patients, formularies, payers or the medical community in general may not accept or utilize any products that we or our collaborative partners may develop. Other drugs may be approved during our clinical testing which could change the accepted treatments for the disease targeted and make our compound obsolete.

Our ability to commercialize our products with success may depend, in part, on the extent to which coverage and adequate reimbursement to patients for the cost of such products and related treatment will be available from governmental health administration authorities, private health coverage insurers and other organizations, as well as the ability of private payers to pay for or afford our drugs. Adequate third party coverage may not be available to patients to allow us to maintain price levels sufficient for us to realize an appropriate return on our investment in product development.

Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers can be critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for our products, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are less likely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, or ACA, as amended by the Healthcare and Education Affordability Reconciliation Act, became law in the United States. ACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. The provisions of ACA of importance to our potential product candidates include the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for certain individuals with specified income levels, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report annually certain financial arrangements with physicians, certain other healthcare professionals, and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to licensed practitioners, pharmacies of hospitals and other healthcare entities; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that ACA will result in additional downward pressure on the reimbursement we may receive for any approved and covered product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In the future, the U.S. government may institute further controls and different reimbursement schemes and limits on Medicare and Medicaid spending or reimbursement that may affect the payments we could collect from sales of any products in the United States. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Recent federal legislation and actions by state and local governments may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition for LPCN 1021, if approved, from lower priced TRT’s from foreign countries that have placed price controls on pharmaceutical products. The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has not yet announced any plans to make this required certification.

A number of federal legislative proposals have been made to implement the changes to the U.S. importation laws without any certification and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, U.S. Customs and Border Protection and other government agencies. For example, Pub. L. No. 111-83, which was signed into law in October 2009, which provides appropriations for the Department of Homeland Security for the 2010 fiscal year, expressly prohibits U.S. Customs and Border Protection from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug, and Cosmetic Act. Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts.

The importation of foreign products that compete with our products could have a material adverse effect on our revenue and profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. The FDA may impose further requirements or restrictions on the distribution or use of our product candidates as part of a REMS plan, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. If we receive marketing approval for our product candidates, physicians may nevertheless prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the federal Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians (defined to include doctors dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that any of our product candidates is ultimately sold in countries other than the United States, we may be subject to similar laws and regulations in those countries. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgements, exclusion participating in government healthcare programs, contractual damages, reputational harm and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

We face substantial competition in the TRT market, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We expect to face significant competition for any of our product candidates, if approved. In particular, if approved, LPCN 1021 would compete in the TRT market, which is highly competitive and currently dominated by the sale of testostoronegels. Our success will depend, in large part, on our ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral TRT’s that compete with LPCN 1021. For example, because TU is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of testostorone administration that would be outside the scope of the claims of either of our patent applications. This would enable their products to effectively compete with LPCN 1021, which could have a negative effect on our business.

The following TRT’s currently on the market in the United States would compete with LPCN 1021:

•	Testostoronegels, such as AndroGel (marketed by AbbVie), Testim (marketed by Auxilium Pharmaceuticals, Inc., or Auxilium), Fortesta (marketed by Endo Health Solutions); and additionally TEVA and Perrigo have FDA approval for testostorone gels but have not yet launched the products;

•	Testostorone topical solutions, such as Axiron, a metered dose lotion marketed by Eli Lilly and Co., and testostorone injectables;

•	methyl testostorone, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);

•	transdermal patches, such a Androderm (marketed by Actavis Pharmaceuticals, Inc.);

•	buccal patches, such as Striant (marketed by Auxilium); and

•	subcutaneous injectable pellets, such as Testopel (marketed by Auxilium).

We are also aware of other pharmaceutical companies that have TRT’s or testosterone therapies in development that may be approved for marketing in the United States or outside of the United States.

Based on publicly available information, we believe that several other TRT’s that would be competitive with LPCN 1021 are in varying stages of development, some of which may be approved, marketed and/or commercialized prior to LPCN 1021. These therapies include testosterone gels, an intramuscular injectable and oral TRT, testosterone therapy, an intranasal gel formulation of testosterone, an aromatase inhibitor, a new class of drugs called Selective Androgen Receptor Modulators; and hydroalcoholic gel formulations of DHT.

In light of the competitive landscape above, LPCN 1021 may not be the first oral testosterone replacement therapy to market, which may significantly affect the market acceptance and commercial success of LPCN 1021.

Furthermore, many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other marketing approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than our products and may render our products obsolete or non-competitive before we can recover the expenses of developing and commercializing them. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Failure to successfully compete in this market would materially and negatively impact our business and operations.

The entrance of generic testosterone gels into the market would likely create downward pricing pressure on all TRT’s and therefore have a negative effect on our business and financial results.

Several companies have filed Abbreviated New Drug Applications, or ANDAs, seeking approval for generic versions of existing testosterone gels. For example, in July 2003, Actavis and Par Pharmaceutical, or Par, filed ANDAs with the FDA seeking approval for generic versions of AndroGel 1%. In response to these ANDAs, the marketer of AndroGel 1% filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. In 2006, all the subject companies reached an agreement pursuant to which Actavis agreed not to bring a generic version of AndroGel 1% to the market until August 2015, and Par agreed not to bring a generic version to market until February 2016. The U.S. Federal Trade Commission has questioned the legality of such “pay-to-delay” agreements, and the Supreme Court ruled in June 2013 that such agreements may not be valid. The impact of this ruling on the agreements between the marketer of AndroGel 1% and Actavis and Par, as well as the timing and eventual marketing of generic versions of their respective products, is uncertain at this point.

Additionally, there are several other ANDAs for generic testosterone gels that have been filed and there is ongoing litigation with each of these ANDAs. If a generic version of T-gel were to become available in the market, governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for generic testosterone gels as opposed to branded testosterone gels. The entrance of any generic testosterone gel into the market would likely cause downward pressure on the pricing of all T-replacement therapies, and could materially adversely affect the level of sales and price at which we could sell LPCN 1021, and ultimately significantly and adversely impact our revenues and financial results.

The introduction of generic testosterone gel may also affect the reimbursement policies of government authorities and third-party payors, such as private health insurers and health maintenance organizations. These organizations determine which medications they will pay for and establish reimbursement levels. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for branded medications when there is a generic available. If generic testosterone gel is available in the market, that may create an additional obstacle to the availability of reimbursement for LPCN 1021. Even if reimbursement is available, the level of such reimbursement could be reduced or limited. Reimbursement may impact the demand for, or the price of, LPCN 1021. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize LPCN 1021, and/or our financial results from the sale of related products could be negatively and materially impacted.

Additionally, LPCN 1021 may not be the first oral testosterone replacement therapy product to market. In this event, if the generic version of a competing oral testosterone replacement therapy product enters the market before our product, then the commercial prospects of LPCN 1021 could be significantly and negatively impacted.

If TRT’s are found, or are perceived, to create health risks, our ability to sell LPCN 1021 could be materially adversely affected and our business could be harmed.

Publications have, from time to time, suggested potential health risks associated with TRT. Potential health risks are described in various publications and articles, including, but not limited to, a 2013 publication in the Journal of the American Medical Association, a 2002 article published in Endocrine Practice, and a 1999 article published in the International Journal of Andrology. The potential health risks detailed are increased cardiovascular disease risk, fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer and the suppression of sperm production. It has also been reported that depending in part on the method of delivery, usage of some T-replacement therapies, in particular methyl-testostorone, is associated with liver toxicity and other side effects. It is possible that studies on the effects of TRT’s could demonstrate these or other health risks. Demonstrated TRT safety risks, as well as negative publicity about the risks of hormone replacement therapy, including T-replacement, could materially adversely affect patient or prescriber attitudes and sales of LPCN 1021, if approved.

We will not be able to successfully commercialize our product candidates without establishing sales and marketing capabilities internally or through collaborators.

We currently have no sales and marketing staff. If and when any of our product candidates is commercialized, we may not be able to find suitable sales and marketing staff and collaborators for all of our product candidates. The marketing collaborators we work with may not be adequate, successful or could terminate or materially reduce the effort they direct to our products. The development of a marketing and sales capability will require significant expenditures, management resources and time. The cost of establishing such a sales force may exceed any potential product revenues, or our marketing and sales efforts may be unsuccessful. If we are unable to develop an internal marketing and sales capability or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell approved products, if any.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Dr. Mahesh V. Patel and the other principal members of our executive team . Employment with our executives and other employees are “at will”, meaning that there is no mandatory fixed term and their employment with us may be terminated by us or by them for any or no reason. The loss of the services of any of our executives or other key employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified scientific personnel, accounting personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain qualified personnel on acceptable terms, or at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We will need to grow our company, and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2013, we had only 12 employees, and we currently expect to experience significant growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of LPCN 1021. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We may become subject to the risk of product liability claims.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. Human therapeutic products involve the risk of product liability claims and associated adverse publicity. Currently, the principal risks we face relate to patients in our clinical trials, who may suffer unintended consequences. Claims might be made by patients, healthcare providers or pharmaceutical companies or others. We may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale.

For example, to our knowledge, hydroxyprogesterone caproate, or HPC, has not been administered orally in a published clinical trial in any pregnant woman for the prevention of preterm birth. We cannot be certain of the safety profile upon single oral or multiple oral administration of LPCN 1107 to the patient or the fetus and its long term side effects on the mother as well as the child because (i) oral performance of LPCN 1107 may be substantially different from efficacy and/or safety standpoint compared to FDA approved and commercialized intramuscular hydroxy progesterone caproate, Makena, and (ii) oral delivery of HPC could have a very different pharmokinetic and/or pharmacodynamic profile that has never been experienced with non oral administration of HPC, thus having its own significant liability exposure independent of known safety of non-oral HPC in humans.

Any product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenues from product sales; and

•	the inability to commercialize any of our product candidates, if approved.

We may not have or be able to obtain or maintain sufficient and affordable insurance coverage, and without sufficient coverage any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations. We run clinical trials through investigators that could be negligent through no fault of our own and which could affect patients, cause potential liability claims against us and result in delayed or stopped clinical trials. We are required in many cases by contractual obligations, to indemnify collaborators, partners, third party contractors, clinical investigators and institutions. These indemnifications could result in a material impact due to product liability claims against us and/or these groups. We currently carry $1 million in product liability insurance, which we believe is appropriate for our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Testosterone is a Schedule III substance under the Controlled Substances Act and any failure to comply with this Act or its state equivalents would have a negative impact on our business.

Testosterone is listed by the U.S. Drug Enforcement Agency, or DEA, as a Schedule III substance under the Controlled Substances Act of 1970. The DEA classifies substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures. For example, all regular Schedule III drug prescriptions must be signed by a physician and may not be refilled more than six months after the date of the original prescription or more than five times unless renewed by the physician.

Entities must register annually with the DEA to manufacture, distribute, dispense, import, export and conduct research using controlled substances. In addition, the DEA requires entities handling controlled substances to maintain records and file reports, follow specific labeling and packaging requirements, and provide appropriate security measures to control against diversion of controlled substances. Failure to follow these requirements can lead to significant civil and/or criminal penalties and possibly even lead to a revocation of a DEA registration. Individual states also have controlled substances laws. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may schedule products separately. While some states automatically schedule a drug when the DEA does so, in other states there has to be rulemaking or legislative action, which could delay commercialization.

Our clinical lots of LPCN 1021 for the Phase III trials are planned to be manufactured in the United Kingdom, or UK. This will entail obtaining additional permits from regulatory authorities in the United States and UK relating to exportation of our active TU, a controlled substance from the United States and importation of the same into the UK, and exportation of finished product from the UK and importation of the same into the United States. These additional requirements could significantly delay the manufacture of the clinical supplies and the start and continuation of the clinical trial.

Products containing controlled substances may generate public controversy. As a result, these products may have their marketing approvals withdrawn. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict, the introduction and marketing of LPCN 1021.

We may have to dedicate resources to the settlement of litigation.

Securities legislation in the United States makes it relatively easy for stockholders to sue. This could lead to frivolous law suits which could take substantial time, money, resources and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If we are required to defend patent infringement actions brought by third parties, or if we sue to protect our own patent rights or otherwise to protect our proprietary information and to prevent its disclosure, we may be required to pay substantial litigation costs and managerial attention may be diverted from business operations even if the outcome is in our favor. If we are required to defend our patents or trademarks against infringement by third parties, we may be required to pay substantial litigation costs, managerial attention and financial resources may be diverted from our research and development operations even if the outcome is in our favor.

Risks Related to Our Dependence on Third Parties

We rely upon third-party contractors and service providers for the execution of some aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.

We outsource certain functions, tests and services to CROs, medical institutions and collaborators as well as outsourcing manufacturing to collaborators and/or contract manufacturers. We also rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. We may also engage a CRO to run all aspects of a clinical trial on our behalf. There is no assurance that such individuals or organizations will be able to provide the functions, tests, drug supply or services as agreed upon or in a quality fashion. Any failure to do so could cause us to suffer significant delays in the development of our products or processes.

Due to our reliance on CROs or other third parties such as Solvay/Abbott to assist us or have historically assisted us in conducting clinical trials, we will be unable to directly control all aspects of our clinical trials.

We expect to engage a CRO to conduct our pivotal Phase III trial for LPCN 1021. As a result, we will have less direct control over the conduct of our pivotal Phase III trial, the timing and completion of the trial and the management of data developed through the trial than if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, including CROs, may:

•	have staffing difficulties or disruptions;

•	fail to comply with contractual obligations;

•	experience regulatory compliance issues;

•	undergo changes in priorities or may become financially distressed; or

•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect their willingness or ability to conduct our trials in a manner acceptable to us. We may experience unexpected cost increases that are beyond our control.

Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. If we must replace any CRO that is conducting our clinical trials, our trials may have to be suspended until we find another CRO that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the commercialization of LPCN 1021 or may cause us to incur significant expenses to replicate data that may be lost. Although we do not believe that any CRO on which we may rely will offer services that are not available elsewhere, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost. Any delay in or inability to complete our clinical trials could significantly compromise our ability to secure regulatory approval of LPCN 1021 and preclude our ability to commercialize LPCN 1021, thereby limiting or preventing our ability to generate revenue from its sales.

We rely on two suppliers for our supply of TU, the active pharmaceutical ingredient of LPCN 1021, and the loss of either of these suppliers could harm our business.

We rely on two third-party suppliers for our supply of TU, the active pharmaceutical ingredient of LPCN 1021. We do not have supply agreements in place with either of these suppliers. Although we are in process of manufacturing sufficient quantities of TU for our pivotal Phase III trial, we plan on using these same suppliers for our commercialization needs if LPCN 1021 is approved. Since there are only a limited number of TU suppliers in the world, if either of these parties ceases to provide us with TU, we may be unable to procure TU on commercially favorable terms, or may not be able to obtain it in a timely manner. Furthermore, the limited number of suppliers of TU may provide such companies with greater opportunity to raise their prices. Any increase in price for TU will likely reduce our gross margins.

We rely on limited suppliers for our supply of inactive ingredients and the loss of these suppliers could harm our business.

We rely on limited qualified third-party raw material suppliers for our supply of inactive ingredients of LPCN 1021. We do not have supply agreements in place with either of these suppliers. Although we have purchased sufficient quantities of these inactives for our pivotal Phase III trial, we plan on using these same suppliers for our commercialization needs if LPCN 1021 is approved. We may be unable to procure inactives on commercially favorable terms, or may not be able to obtain them in a timely manner. Furthermore, the limited number of suppliers of inactives may provide such companies with greater opportunity to raise their prices. Any increase in price for non actives will likely reduce our gross margins.

We depend on Encap Drug Delivery for the supply of the LPCN 1021 capsules, and the termination of our agreement with Encap Drug Delivery would harm our business.

We signed a manufacturing agreement with Encap Drug Delivery, a third-party contract manufacturer, in August 2013. Encap Drug Delivery will be our sole supplier of LPCN 1021 capsules for the Phase III trial on a worldwide basis. We plan to negotiate a commercial supply agreement for LPCN 1021 with a CMO prior to a NDA filing for LPCN 1021.

Reliance on a third-party manufacturer involves risks, such as capacity and capabilities to which we would not be subject if we manufactured LPCN 1021 ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. The FDA and other regulatory authorities require that LPCN 1021 be manufactured according to cGMP. Any failure by our third-party manufacturers to comply with cGMP could be the basis for action by the FDA to withdraw approvals previously granted to us and for other regulatory action.

If we do not establish successful collaborations, we may have to alter our development and commercialization plans for our products.

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development of LPCN 1021, LPCN 1111 or LPCN 1107. We intend to continue to develop our product candidates in the United States without a partner. However, in order to commercialize our product candidates in the United States, we will likely look to establish a partnership or co-promotion arrangement with an established pharmaceutical company that has a sales force. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

If we are successful in entering into collaborative arrangements and any of our collaborative partners does not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if any future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of our product candidates on our own in such locations.

Risks Related to Ownership of Our Common Stock

If we do not remediate the material weaknesses in our internal control over financial reporting or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

In connection with the audit of our financial statements for the years ended December 31, 2011 and 2012, we identified two material weaknesses in our internal control over financial reporting. A material weakness is defined under the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis. Specifically, our independent registered public accounting firm identified multiple adjustments to our financial statements which resulted from control deficiencies that are considered to be two separate material weaknesses in our internal control over financial reporting.

The first material weakness relates to an insufficient number of accounting professionals with the necessary knowledge, experience and training to adequately prepare, record, and review significant complex transactions and valuations (such as revenue recognition, stock based compensation, and earnings per share) and prepare financial statements in accordance with generally accepted accounting principles in a timely manner. As a private company transitioning to a public company we have not historically maintained the internal accounting and financial reporting resources necessary to comply with the obligations of a public reporting company. We have depended heavily upon the services of our Vice President, Finance who was the sole member of our accounting staff until we hired our Executive Vice President and Chief Financial Officer on September 16, 2013. We have begun to address this material weakness through the hiring of our Executive Vice President and Chief Financial Officer and intend to assess the need to hire additional accounting and financial reporting professionals with the requisite knowledge, experience, and training to prepare, record and review complex transactions and valuations, and prepare financial statements in accordance with generally accepted accounting principles in a timely manner.

The second material weakness relates to insufficient process level controls designed to record our accounts under the accrual basis of accounting, resulting in material errors in recorded expenses, accounts payable and accrued liabilities. We intend to remediate this material weakness through the implementation of additional process level controls designed to identify and record expenses, accounts payable and accrued liabilities in the correct accounting period and by adding more detailed reviews of such underlying schedules by planned accounting and financial reporting hires.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, beginning with the year ending on December 31, 2014, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we are unable to remediate the above material weaknesses, other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal controls over financial reporting from our accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline. For so long as we remain as an emerging growth company or a smaller reporting company, our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

As a result of the Merger, we will incur additional expenses to comply with the requirements of being a public company in the United States.

As a public company, and particularly after we cease to be an “emerging growth company” or a “smaller reporting company”, we will incur significant legal, accounting and other expenses that Lipocine did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and U.S. stock exchanges impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly.

Our share price is expected to be volatile and may be influenced by numerous factors that are beyond our control.

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	plans for, progress of and results from clinical trials of our product candidates;

•	the failure of the FDA to approve our product candidates;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of other TRT products or non-testosterone based testosterone therapy products;

•	failure of our products, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

In recent years the stock of other biotechnology and biopharmaceutical companies has experienced extreme price fluctuations that have been unrelated to the operating performance of the affected companies. There can be no assurance that the market price of our shares of common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. These fluctuations may result due to macroeconomic and world events, national or local events, general perception of the biotechnology industry or to a lack of liquidity. In addition other biotechnology companies or our competitors’ programs could have positive or negative results that impact their stock prices and their results, or stock fluctuations could have a positive or negative impact on our stock price regardless whether such impact is direct or not.

Stockholders may not agree with our business, scientific, clinical and financial strategy, including additional dilutive financings, and may decide to sell their shares or vote against such proposals. Such actions could materially impact our stock price. In addition, portfolio managers of funds or large investors can change or change their view on us and decide to sell our shares. These actions could have a material impact on our stock price. In order to complete a financing, or for other business reasons, we may elect to consolidate our shares of common stock. Investors may not agree with these actions and may sell the shares. We may have little or no ability to impact or alter such decisions.

Anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our Board of Directors or management and, therefore, depress the trading price of our common stock.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may depress the market price of our common stock by acting to discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors or our management. Our corporate governance documents include provisions:

•	providing that directors may be removed by stockholders only for cause;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and

•	limiting the liability of, and providing indemnification to, our directors and officers.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock from engaging in certain business combinations with us. Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that stockholders could receive a premium for their common stock in an acquisition.

We have no current plans to pay dividends on our common stock and investors must look solely to stock appreciation for a return on their investment in us.

Although the board of directors of Marathon Bar declared a cash dividend to its stockholders of record in connection with the Merger, we do not anticipate paying any further cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Our management and directors will be able to exert control over our affairs.

As of September 30, 2013, our executive officers and directors beneficially owned approximately 30.1% of our common stock. These stockholders, if they act together, may be able to control our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

We are not subject to compliance with rules requiring the adoption of certain corporate governance measures and as a result our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes enacted by the SEC, the New York Stock Exchange and the NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions we have not yet adopted these measures.

Because none of our directors are independent, we do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters.

Our common stock may not be eligible for listing on a national securities exchange.

Although, our common stock is currently quoted on the OTCQB and OTCBB, to date, there is limited active public trading market for our common stock. Securities quoted in these venues often lack liquidity and analyst coverage, which may result in lower prices for our common stock than might be obtained in a larger, more established stock exchanges and may also result in a larger spread between the bid and asked price for our common stock. If a market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell their shares of common stock at an attractive price or at all. In the absence of an active trading market for our common stock, stockholders may not be able to sell their common stock at or above the price at which they acquired the shares or at the time that they would like to sell. We cannot predict the prices at which our common stock will trade. In addition, we cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing.

Risks Relating to Our Financial Position and Capital Requirements

We cannot predict when we will generate product revenues and may never achieve or maintain profitability.

Our ability to become profitable depends upon our ability to generate revenue from product sales. To date, we have not generated any revenue from product sales of LPCN 1021 or our other drug candidates in the current pipeline, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and begin to sell, LPCN 1021. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete our pivotal Phase III trial that meets its clinical endpoints;

•	obtain U.S. and foreign marketing approval for LPCN 1021 as a TRT;

•	commercialize LPCN 1021 by developing a sales force and/or entering into collaborations with partners/third parties, if we obtain marketing approval for LPCN 1021; and

•	achieve market acceptance of LPCN 1021 in the medical community and with third-party payors.

Even if LPCN 1021 is approved for commercial sale, which we do not expect to occur for several years, we expect to incur significant costs as we prepare to commercialize LPCN 1021. Despite receiving marketing approval and expending these costs, LPCN 1021 may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

Accordingly, the likelihood of our success must be evaluated in light of many potential challenges and variables associates with an early-stage drug development company, many of which are outside of our control, and past operating or financial results should not be relied on as an indication of future results. If one or more of our product candidates is approved for commercial sale and we retain commercial rights, we anticipate incurring significant costs associated with commercializing any such approved product candidate. Therefore, even if we are able to generate revenues from the sale of any approved product, we may never become profitable. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of expenses and when we will be able to achieve or maintain profitability, if ever.

We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We may need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	the scope, size, rate of progress, results and costs of initiating and completing our pivotal Phase III trial of LPCN 1021;

•	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;

•	payments received under any strategic partnerships or collaborations that we may enter into in the future, if any;

•	the cost of filing, prosecuting and enforcing patent claims; and

•	the costs associated with commercializing our product candidates if we receive marketing approval, including the cost and timing of developing sales and marketing capabilities or entering into strategic collaborations to market and sell our products.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be unable to continue the development of our product candidates or to commercialize our product, if approved, unless we find a partner.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, current stockholders’ ownership interest in the company will be diluted. In addition, the terms may include liquidation or other preferences that materially adversely affect their rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

We have incurred significant operating losses in most years since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing LPCN 1021. We have funded our operations to date through proceeds from sales of preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of September 30, 2013, we had an accumulated deficit of $43.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur additional and increasing operating losses over the next several years. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our pivotal Phase III trial of LPCN 1021. In addition, if we obtain marketing approval for LPCN 1021, we may incur significant sales, marketing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our operating results may fluctuate significantly, and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in the price of our securities.

We have a history of operating losses. Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our share price to decline. Due to fluctuations in our operating results, we believe that period-to-period comparisons of our results are not indicative of our future performance. It is possible that in some future quarter or quarters, our operating results will be above or below the expectations of securities analysts or investors. In this case, the price of our securities could decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock could be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board. If we do, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” may make it harder for investors to analyze our results of operations and financial prospects.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings. However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in this prospectus. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Risks Relating to Our Intellectual Property

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our product candidates, their respective formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates, once commercialized, is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of pharmaceutical, biopharmaceutical and related companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. There have been recent changes regarding how patent laws are interpreted, and both the PTO and Congress have enacted radical changes to the patent system. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents and/or the patents and applications of our collaborators and licensors. The patent situation in these fields outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or which we license or third-party patents.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

•	others may be able to make or use compounds that are the same or similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;

•	the APIs in our current product candidates LPCN 1021, and LPCN 1107 are, or may soon become, commercially available in generic drug products, and no patent protection may be available without regard to formulation or method of use;

•	we may not be able to detect infringement against our owned or licensed patents, which may be especially difficult for manufacturing processes or formulation patents;

•	we might not have been the first to make the inventions covered by our issued patents or pending patent applications or those we license;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications or those of our licensor will not result in issued patents;

•	it is possible that there are dominating patents to any of our product candidates of which we are not aware;

•	it is possible that there are prior public disclosures that could invalidate our inventions, or parts of our inventions, of which we are not aware;

•	it is possible that others may circumvent our owned or licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

•	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;

•	the claims of our owned or licensed issued patents or patent applications, if and when issued, may not cover our product candidates;

•	our issued patents or those of our licensor may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal challenges by third parties;

•	our licensor or licensees as the case may be, who have access to our patents may attempt to enforce our owned or licensed patents, which if unsuccessful, may result in narrower scope of protection of our owned or licensed patents or our owned or licensed patents becoming invalid or unenforceable;

•	we may not develop additional proprietary technologies for which we can obtain patent protection; or

•	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If our confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace will be harmed and our ability to successfully penetrate our target markets could be severely compromised.

If any of our owned or licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents in United States covering certain technology used in our product candidates especially LPCN 1021 are expected to expire on various dates from November 23, 2019 through January 23, 2020. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions to the extent that at those times we have no additional issued patents to protect our product candidates, including LPCN 1021. Additionally, if these are our only patents listed in the FDA Orange Book should we have a FDA-approved and marketed product at that time, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if we are unable to commence or continue any action relating to the defense of our patents, we may be unable to protect our product candidates.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or competitor’s prior product launch or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and we may be unable to protect our rights to our products and technology.

If we or our collaborators choose to go to court to stop a third party from using the inventions claimed in our owned or licensed patents, that third party may ask the court to rule that the patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid or not enforceable and that we do not have the right to stop others from using the inventions.

There is also the risk that, even if the validity of these patents is not challenged or is upheld, the court will refuse to stop the third party on the ground that such third-party’s activities do not infringe our owned or licensed patents. In addition, the U.S. Supreme Court has recently changed some tests regarding granting patents and assessing the validity of patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our owned or licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination proceeding before the PTO, or during litigation, under the revised criteria which make it more difficult to obtain or maintain patents.

While our in-licensed patents and applications are not currently used in our product candidates, should we develop other product candidates that are covered by this intellectual property, we rely on our licensor to file and prosecute patent applications and maintain patents and otherwise protect certain intellectual property we license from them. Our licensor has retained the first right, but not the obligation to initiate an infringement proceeding against a third-party infringer of the intellectual property licensed to us, and enforcement of our license patents or defense of any claims asserting the invalidity or unenforceability of these patents would also be subject to the control or cooperation of our licensor. It is possible that our licensor’s defense activities may be less vigorous than had we conducted the defense ourselves.

We also license our patent portfolio, including U.S. and foreign patents and patent applications that cover our LPCN 1021 and our other product candidate, to third parties for their respective products and product candidates. Under our agreements with our licensees, we have the right, but not the obligation, to enforce our current and future licensed patents against infringers of our licensees. In certain cases, our licensees may have primary enforcement rights and the Company has the obligation to cooperate. In either case of these enforcement actions against infringers of our licensees, our licensees might not have the interest or resources to successfully preserve the patents, the infringers may countersue, and as a result our patents may be found invalid or unenforceable or of a narrower scope of coverage, and leave us with no patent protection for LPCN 1021 and our other product candidates.

On September 7 and October 29, 2012, we filed two separate requests for interference using our owned applications against a U.S. pending application (now issued as a patent) and a U.S. issued patent, both owned by Clarus Therapeutics. In each respective request for an interference, known as a Suggestion of Interference, we asked the U.S. Patent Office for a determination that our pending patent applications have priority over Clarus Therapeutics’ patent application and patent, and that the U.S. Patent Office should instead grant patents to us. In the first request, we filed claims relating to oral pharmaceutical compositions compromising testosterone undecanoate, a hydrophilic and a lipophilic surfactant. In the second request, we filed claims relating to oral pharmaceutical compositions compromising a testosterone ester, a release modulator, and two types of solubilizers. In each case we have asserted that we are the senior party, and thus entitled to priority against the Clarus Therapeutics’ patent application and patent. The U.S. Patent Office has not taken action on either of our Suggestions of Interference as of the date hereof, but has begun examination of both of our underlying applications in order to identify the patentable subject matter, if any. If no patentable subject matter is identified or our Suggestions of Interference are not otherwise granted (e.g. the patentable subject matter no longer interferes with the Clarus patent and application), no interferences will be declared, and the Clarus patent and application will remain in effect, and, as with any third party patent, could be asserted against our product candidates and proprietary technology, which would have a material adverse impact on our business, even if we were successful in defending such assertions. With respect to the Clarus application, which issued as a patent on July 23, 2013, with claims that were changed substantially in order for the Clarus application to proceed to issue, it is unlikely that an interference will be declared by the U.S. Patent Office, because the issued claims of the (former) Clarus application may not be relevant anymore to the Suggestion of Interference as originally filed. In addition, new claims in a continuation application filed by Clarus on August 14, 2012, may require the filing of another Suggestion of Interference. In the event that patentable subject matter is identified and interferences are declared, we believe that we have meritorious arguments to support a decision granting priority to us in each instance. If we were to be successful in such interference proceedings, we could be granted patents in place of the Clarus patent or patent application, as the case may be. If we were unsuccessful in any such interference proceeding, our patent applications would not issue or provide any protection for our products, and Clarus would be granted patents, which, as with any third party patent, could be asserted against our product candidates and proprietary technology, which would have a material adverse impact on our business, even if we were successful in defending such assertions. Thus, interference proceedings may fail and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party; our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if successful in such interferences, it may result in substantial costs to us and distraction to our management. As noted, should the U.S. Patent Office not grant our requests for interference, we believe that the U.S. Patent Office would continue examination of our pending patent applications in due course.

Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our owned or licensed patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to our product candidates. As the biotechnology, pharmaceutical, and related industries expand and more patents are issued, the risk increases that others may assert that our product or product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their formulations or methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product, product candidates, technology or methods.

In addition, there may be issued patents of third parties of which we are currently unaware, that are infringed or are alleged to be infringed by our product candidates or proprietary technologies. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our or our licensor’s issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our owned or licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or licensed by us, we may have to participate in an interference proceeding declared by the PTO to determine priority of invention in the United States. If another party has an allowed reason to question the validity of our owned or licensed U.S. patents, the third party can request that the PTO reexamine the patent claims, which may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential infringement claims, interference and reexamination proceedings, we may become a party to patent opposition proceedings in the European Patent Office or post-grant proceedings in the United States where either our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, for example if the other party had independently arrived at the same or similar invention prior to our invention, resulting in a loss of our U.S. patent position with respect to such inventions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents.

If a third-party’s patent was found to cover our product candidates, proprietary technologies or their uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to commercialize any one or more of our product candidates or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, technologies or methods pending a trial on the merits, which could be years away.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology, pharmaceutical, and related industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•	substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•	a court prohibiting us from selling or licensing the product unless the third party licenses its product rights to us, which it is not required to do;

•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and/or grant cross-licenses to intellectual property rights for our products; and

•	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Although we own worldwide rights to our product candidates, we do not have patent protection for the product candidates in a significant number of countries, and we will be unable to prevent infringement in those countries.

Our patent portfolio related to our product candidates includes patents in the United States, and other foreign countries. The covered technology and the scope of coverage varies from country to country. For those countries where we do not have granted patents, we have no ability to prevent the unauthorized use of our intellectual property, and third parties in those countries may be able to make, use, or sell products identical to, or substantially similar to our product candidates.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on our owned or licensed patents are due to be paid to the PTO in several stages over the lifetime of the patents. Future maintenance fees will also need to be paid on other patents which may be issued to us. We have systems in place to remind us to pay these fees, and we employ outside firms to remind us to pay annuity fees due to foreign patent agencies on our pending foreign patent applications. We have even less control over our in-licensed patents and applications, for which our licensor retains responsibility. The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We also may rely on trade secrets and confidentiality agreements to protect our technology and know-how, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If our confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace will be harmed and our ability to successfully generate revenues from our product candidates, and if approved by the FDA or other regulatory authorities, our product candidates could be adversely affected.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology, pharmaceutical and related industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, which would adversely affect our financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 15, 2013, we granted Morgan Brown a restricted stock award of 12,000 shares (“RSA”) and an option to purchase 50,000 shares (“Option”) of our common stock under our 2011 Equity Incentive Plan in consideration for his commencement of employment with us as our new Chief Financial Officer. The option’s exercise price was the fair market value on the date of grant, and both the option and the restricted stock award are subject to vesting whereby 1/3 of the shares will vest on the one year anniversary of the date of grant; with the remaining 2/3 of the shares subject to the Option and RSA vesting monthly on a pro-rata basis over the two years after the first anniversary of the date of grant, subject to Mr. Brown’s continued service with the Company. This issuance of securities was in reliance on Rule 701 of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: November 12, 2013	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2013	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws.	8-K	333-178230	3.3	7/25/2013

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

10.1	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4	Assignment and Assumption of Lease, dated August 6, 2004, by and between Lipocine Inc. and Genta Salus LLC.	8-K	333-178230	10.4	7/25/2013

10.5	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.6	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.7	Warrant issued to University of Utah, as amended, dated December 23, 2003	8-K	333-178230	10.7	7/25/2013

10.8	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

10.9	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.10	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.11	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.12+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.13	Executive Employment Agreement, dated September 15, 2013, by and between Lipocine Inc. and Morgan Brown	8-K	333-178230	10.1	9/18/2013

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.(1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.(1)

101.INS*	XBRL Instance Document (2)

101.SCH*	XBRL Taxonomy Extension Schema Document (2)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (2)

*	Filed herewith
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.
(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(2)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections