Form 10-K
period 2013-12-31
Lipocine Inc.
filed 2014-03-31
CIK 1535955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number: 000-55092

LIPOCINE INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0370688
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

675 Arapeen Drive, Suite 202, Salt Lake City, Utah	84108
(Address of Principal Executive Offices)	(Zip Code)

801-994-7383
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

Outstanding Shares

The aggregate market value of the common stock held by non-affiliates of the Registrant was $42.2 million as of July 29, 2013, based upon the offering price of our common stock, which was five days after the date of the closing of our reverse merger. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 27, 2014, the registrant had 12,772,177 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION,” AND “ITEM 1. BUSINESS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters.  Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A (Risk Factors) of this Form 10-K. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

Organizational Background
Marathon Bar Corp. (“Marathon Bar”) was incorporated on October 13, 2011, in the State of Delaware.  On July 24, 2013, Marathon Bar and MBAR Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Marathon Bar, and Lipocine Operating Inc. (“Lipocine Operating”), a privately held company incorporated in Delaware, executed an Agreement and Plan of Merger (“Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into Lipocine Operating and Lipocine Operating was the surviving entity. Additionally pursuant to the Merger Agreement, Marathon Bar changed its name to Lipocine Inc. The Merger is accounted for as a reverse-merger and recapitalization.

General
We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs, which are drugs that are poorly absorbed and reach the circulatory system in insufficient amounts. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic characteristics and facilitate lower dosing requirements, bypass first-pass metabolism, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate LPCN 1021 is an oral testosterone replacement therapy, or TRT, designed for convenient twice-a-day dosing. We are currently enrolling patients in our Study of Oral Androgen Replacement, or SOAR,  pivotal Phase 3 clinical study with LPCN 1021.  Additionally, we have two earlier stage product candidates in our pipeline, a next generation oral testosterone therapy, LPCN 1111, and an oral product candidate for the prevention of preterm birth, LPCN 1107.

Industry

Testosterone Background
Testosterone, or T, is the primary circulating sex hormone in males and is critical to the development and maturation of reproductive tissues as well as other secondary male characteristics such as muscle growth and bone density. Synthesized in the gonads of both males (testis) and females (ovaries), testosterone circulates bound to sex hormone binding globulin (SHBG, ~60%), loosely bound to albumin, a protein in the blood that binds to testosterone, (~40%), or as a free molecule (~1%). Once circulating, testosterone enters cells directly and activates a network of proteins that ultimately result in metabolic conversions, which in turn produce observable effects. The concentration of circulating testosterone can vary drastically over time or between individuals and can be dependent on genetic factors, other medical conditions, lifestyle behaviors, and/or concurrent medication administration. Although this large variability exists, the effects of testosterone are also determined by a number of factors including the amount of steroid penetration, sensitivity of enzymes and cellular proteins to the hormone, and the action of genomic receptors at the cellular level. As a result, assessing clinically low, or potentially high, levels of naturally occurring testosterone often requires a number of quantitative tests in conjunction with clinical evaluations.

Hypogonadism Overview
Low serum testosterone causes significant clinical impact and can result in erectile dysfunction, low libido, decreased muscle mass and strength, increased body fat, decreased bone density, decreased vitality and depressed mood. Furthermore, low serum testosterone concentrations have been found to be an independent predictor of a number of cardiovascular risk factors including obesity, abnormal lipid levels, hypertension, type 2 diabetes, and systemic inflammation. Well-designed, prospective clinical trials have determined that low testosterone levels are also independently associated with mortality risk. These findings have generated interest amongst the medical community and general public regarding the importance of maintaining appropriate serum testosterone levels, which has stimulated growth of the testosterone replacement therapy market.

Hypogonadism typically refers to a permanent deficiency of sex hormones rather than a temporary deficiency that may be related to acute/chronic illnesses or other medical, personal, or environmental factors. Primary hypogonadism describes disease states that intrinsically affect the gonads. Examples of these include the genetic disorders Turner syndrome and Kleinfelter syndrome. Secondary hypogonadism refers to disease states that affect gonadal-related structures such as the hypothalamus and pituitary gland that directly impact the development of gonads and as such the release of testosterone and other sexual hormones. Kallmann syndrome, in which patients fail to undergo all of the changes associated with puberty, is a type of secondary hypogonadism. Although a number of inherited diseases are known to affect the gonads either directly or indirectly, the majority of individuals with hypogonadism develop the condition as a result of age-related declines in testosterone or other acquired conditions.

Diagnosis and Treatment of Hypogonadism
Epidemiological studies have determined that total testosterone follows an age-related decline with mean serum concentration at the age of 75 years approximately two thirds that at 25 years. Because naturally occurring testosterone exists at low concentrations, with normal testosterone levels in the range of 300 to 1140ng/dL, automated platform-based assays have been found to lack specificity and are prone to inter-lab variability. The lack of reliable laboratory tests is complicated further by the inter-individual variability seen in an unaffected population. Thus, in order to accurately diagnose hypogonadism in a male, multiple morning serum testosterone levels are performed in conjunction with a clinical assessment of patient symptoms. Patients can only be diagnosed when they present with symptoms that are directly related to more than one low morning serum testosterone level.

Treatment for male hypogonadism (both primary and secondary) is testosterone replacement therapy. The benefits of testosterone replacement therapy include improved libido, sexual function, increased bone density, muscle development, and cognition, as well as a reduction in other risk factors caused by low testosterone.

Testosterone Replacement Market
Due to the wide variability in therapeutic range, difficulty of diagnosis, and other medical conditions that may confound an accurate diagnosis, there is a consensus that male hypogonadism is significantly undertreated. A large study of 2,162 men over the age of 45 visiting primary care practices in the United States revealed that the prevalence of hypogonadism is about 39%. This correlates to approximately 14 million patients in this age group. In the study, fewer than 4% of patients were receiving treatment for hypogonadism.

Testosterone replacement therapies have been commercially available in the United States for over 70 years and have followed a progression of delivery systems that included subcutaneous, or under-the-skin, intramuscular, transdermal patch, and finally topical gels, which initially surfaced in 2000. The difficulty in creating an easy to use/administer and clinically effective testosterone therapy is related to the molecule’s complex pharmacokinetics. Pharmacokinetics, or PK, describe how the body affects a specific drug after administration through the mechanism of absorption and distribution, as well as the chemical changes of the substance in the body. For example, oral therapies, which would ideally be the most popular route of delivery, require multiple, high daily doses due to low bioavailability. Bioavailability is the fraction of a drug dose that is actually absorbed into the bloodstream. Additionally, the few oral therapies that were used in the United States quickly went out of favor after significant side effects were revealed, most notably liver toxicity.

Currently, the U.S. testosterone replacement market consists of therapies that exist in three forms:

•	gel/patch;
•	injectable; and
•	buccal tablet, which is a tablet shaped patch applied to the upper gums.

Although transdermal patches were previously the most desirable application type, gel-based testosterone replacement therapies have gained increasing popularity due to improved skin tolerability. Despite becoming the most popular approach to male hypogonadism treatment, topical gels are not without limitations. Topical gels place women and children at risk of testosterone transference (secondary exposure to gels), which has prompted the U.S. Food and Drug Administration, or FDA, to add black box warnings relating to testosterone transference in the label of approved topical products. Despite these limitations, gels have continued to demonstrate significant market penetration.

The male testosterone market exceeds $2 billion, and according to Global Industry Analyst Inc.. Gels are the predominant dosage form in this market. The exponential growth is likely driven by increasing recognition by both patients and providers of the prevalence of hypogonadism and its far-reaching medical consequences. Top treatments are marketed by AbbVie, Eli-Lilly, and Auxilium.

Product Candidates

Our current portfolio, shown below, includes our lead product candidate LPCN 1021, an oral testosterone replacement therapy, which is currently in a pivotal Phase 3 clinical study. Additionally, we are currently in the process of establishing our pipeline of early clinical treatments including a next generation testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)
Men’s Health

LPCN 1021	Testosterone Replacement	Phase 3	Report efficacy results (2H2014)(pending enrollment timing) Completion of Phase 3 study (2H2015)(pending enrollment timing)

LPCN 1111	Testosterone Replacement	Phase 2	Commence Phase 2 study (1H2014)

Women’s Health

LPCN 1107	Prevention of Preterm Birth	Phase 1	Complete Phase 1 study (Q32014)

These products are based on our proprietary Lip’ral promicellar drug delivery technology platform. Our Lip’ral promicellar technology is a patented delivery system based on lipidic compositions for hydrophobic, or water insoluble, molecules which form an optimal dispersed phase in the gastrointestinal tract leading to enhanced drug solubility within the dispersed phase. The drug loaded dispersed phase presents the solubilized drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving the absorption process and making the drug less dependent on physiological variables such as dilution, gastro-intestinal pH and food effects for absorption. Lip’ral based formulation enables improved solubilization and higher drug-loading capacity, which can lead to improved bioavailability, reduced dose, faster and more consistent absorption, reduced variability, reduced sensitivity to food effects, improved patient compliance, and targeted lymphatic delivery.

LPCN 1021: An Oral Product Candidate for Testosterone Replacement Therapy
LPCN 1021 is an oral formulation of the chemical testosterone undecanoate, or TU, an eleven carbon side chain attached to testosterone. It is an ester prodrug of testosterone, which is an inactive form of testosterone. Upon the cleavage, or breaking, of the ester bond, the pharmacologically active drug, testosterone is formed. An ester is a chemical between an acid and alcohol. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and TU recently received approval in the United States for delivery via intra-muscular. However, this oral dosage form which is approved outside the United States provides sub-therapeutic serum testosterone levels at the approved dose. We are using our Lip’ral technology to facilitate steady gastrointestinal solubilization and absorption of TU for convenient twice daily dosing of TU. Proof of concept was initially established in 2006, and subsequently LPCN 1021 was licensed to Solvay Pharmaceuticals, Inc., or Solvay, which was then acquired by Abbott Products, Inc., or Abbott, in 2009. Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to LPCN 1021 were reacquired by us. A review of the milestones and history of this development program is shown below.

LPCN 1021 Development History

Date	Milestone
February 2006	First proof of concept study performed
May 2009	Licensed to Solvay
September 2009	Project transferred to Abbott via Solvay
April 2010	Milestone payment received
May 2011	Milestone payment received
October 2011	Abbott announced spin-off of AbbVie
March 2012	Lipocine re-acquires LPCN 1021
November 2012	Lipocine completes meeting with FDA to define requirements for an NDA filing
February 2014	First subject enrolled in pivotal Phase 3 clinical study

Clinical Data Discussion
We completed a successful Phase 2 study that produced results in line with FDA guidelines for approval of testosterone replacement therapies. The primary outcome of the trial, average serum testosterone levels in the normally occurring range (300 – 1140 ng/dL), was met and there were no significant adverse events or unexpected changes in serum lipid profiles or liver enzymes. We presented the results of this study and a Phase 3 protocol synopsis to the FDA in November 2012 and obtained clear guidance on the requirements for a LPCN 1021 NDA filing, with no additional preclinical studies required. The FDA has indicated that only one pivotal Phase III trial may be necessary for the LPCN 1021 NDA filing. We began enrolling patients in the Phase 3 trial in the first quarter of 2014, with final results expected in the second half of 2015.

Phase 2 Study
The Phase 2 study for LPCN 1021 enrolled 84 hypogonadal men across five parallel groups. Four doses were used, starting at 75 mg and increasing to 150 mg, 225 mg, and then 300 mg to determine an effective dose for producing serum testosterone levels in a normally occurring range.

Groups I through III received 75 mg, 150 mg, and 225 mg doses twice daily, respectively. The study duration was 15 days and doses were administered twice daily, 30 minutes after breakfast and dinner. Full (24 hour) pharmacokinetic profiles were taken the day prior to the first dose, day 1, day 8, and day 15 in these three groups. Groups IV and V received 300 mg and 225 mg doses respectively and the study duration was 29 days. In these two groups also the doses were administered twice daily 30 minutes after breakfast and dinner. Full pharmacokinetic profiles were obtained on day 1, day 15, and day 29. In this cohort, morning pharmacokinetic profiles were also obtained prior to the first dose and on days 8 and 22. Given the PK profiling, full 24 hour PK profiles were available on day 15 for all groups and on day 29 for groups IV and V only. No analysis was performed on day 8 and day 22 data because full 24 hour PK profiles were not available.

The FDA criteria for approval of a TRT include successful completion of a pivotal Phase 3 trial meeting two primary endpoints and three secondary endpoints. Primary endpoints include 24-hour average serum (Cave) testosterone levels between 300 and 1140 ng/dL in at least 75% of patients and the lower bound of the 95% confidence interval is at least 65%. Lower bound of 95% confidence interval can be interpreted to mean that one can conclude with 95% confidence that at least 65% of patients’ testosterone concentration are within the normally occurring (300-1140 ng/dL) range.

Secondary endpoints include a maximum serum testosterone level less than 1500 ng/dL in at least 85% of patients, maximum serum (Cmax) testosterone level between 1800 to 2500 ng/dL in ≤ 5% of patients, and no patients who experience maximum serum testosterone greater than 2500 ng/dL. These requirements along with the results for the 225 mg twice-a-day dose on day 15 and day 29 are outlined in the table below.

FDA Requirements for TRT Approval and LPCN 1021 Phase 2 Results

Day 15:

	Typical FDA Targets for	LPCN 1021 Phase 2
	Approval of TRT	Result

Dose		225 mg BID
Number of subjects		24
Primary endpoints
Cave 300-1140 ng/dL	≥ 75%	83%
Lower bound 95% CI	≥ 65%	69%
Secondary endpoints
Cmax < 1500ng/dL	≥ 85%	88%
Cmax 1800-2500ng/dL	≤ 5%	0%
Cmax > 2500ng/dL	0%	0%

Day 29:

	Typical FDA Targets for	LPCN 1021 Phase 2
	Approval of TRT	Result

Dose		225 mg BID
Number of subjects		9
Primary endpoints
Cave 300-1140ng/dL	≥ 75%	78%
Lower bound 95% CI	≥ 65%	59%
Secondary endpoints
Cmax < 1500ng/dL	≥ 85%	89%
Cmax 1800-2500ng/dL	≤ 5%	0%
Cmax > 2500ng/dL	0%	0%

The 75 mg and 150 mg doses did not meet the primary endpoints. The 225 mg twice-a-day dose met the primary and secondary endpoints on day 15. The 225 mg twice-a-day dose failed to meet the lower bound 95% confidence interval criterion on day 29, likely because of the small number of subjects in this group. There were no major clinical adverse events or significant changes in liver enzymes. The other key safety parameters, the ratio of dihydrotestosterone, or DHT, to T, and changes in estradiol, low-density lipoprotein, or LDL, high-density lipoprotein, or HDL, and prostate-specific antigen, or PSA, were within the range of other approved testosterone replacement therapies.

In addition to meeting the FDA approval criteria for TRT on day 15 at the 225 mg twice daily dose, an analysis of the Phase 2 study results for all groups revealed that, Cave and Cmax were linearly highly correlated and that Cmax and Cave can be predicted with a certain level of confidence if either one is available. The observed relationship between Cmax and Cave indicated that there was a high probability of obtaining acceptable Cmax levels by maintaining Cave below about 600ng/dL. Additionally, the incorporation of dose titration steps where a patient’s dose is up or down titrated in fixed steps to maintain testosterone levels in the normal range of 300-1140ng/dL, which is typical in TRT trials, will improve the probability that the primary and secondary endpoints can be met in a larger Phase 3 trial. This finding helped inform the appropriate design for the Phase 3 study, however, there can be no guarantee that the current Phase 3 trial will meet the required endpoints and meet the criteria for FDA approval.

We met with the FDA in November 2012 and presented the Phase 2 results and a protocol synopsis for a LPCN 1021 Phase 3 trial. The FDA accepted that LPCN 1021 would be considered as a testosterone replacement therapy. One pivotal Phase 3 trial was deemed necessary for FDA approval and no additional pre-clinical studies were required. For long term safety, the FDA required one year safety data on 100 subjects in the NDA. It should be noted that the 15 and 29 day timepoint at which the primary and secondary endpoint analysis was conducted for the 225 mg twice-a-day dose in the Phase 2 study was shorter than the timepoint at which the same analysis is conducted in a typical Phase 3 trial. The primary and secondary endpoint analysis in a Phase 3 trial for TRT products is typically conducted after a total of about 13 weeks of dosing patients. Due to the initial sample size and duration of our Phase 2 study, there is no guarantee that the results of the Phase 2 trial can be replicated in a longer duration Phase 3 study.

Proposed Phase 3 Trial Design
The proposed Phase 3 trial for LPCN 1021 will enroll 300 hypogonadal male patients; 200 will be assigned to LPCN 1021 treatment, or Treatment Group, and 100 will be assigned to a marketed TRT product to serve as active control. The patients in Treatment Group will receive testosterone undecanoate doses ranging from 150 mg to 300 mg of LPCN 1021 orally twice daily with standard meals over the course of treatment. Each patient will have two chances to be titrated up or down by up to 75 mg to adjust each individual to their target effective dose. The titration intervals will be at approximately one month intervals.

Following the final round of titration, all patients will have been on treatment for approximately between four and thirteen weeks at their final dose. During week 13 all subjects will undergo full PK profiling where primary and secondary endpoints will be assessed. Additionally, all 200 people initially recruited into the treatment arm will be followed for an additional 39 weeks (total of 52 weeks) in a safety only extension phase.

We began  enrolling patients in the first quarter of 2014 in our Study of Oral Androgen Replacement, or SOAR,  pivotal Phase 3 clinical study. Upon completion of the Phase 3 trial, including the long-term safety data, and assuming successful outcomes, an NDA filing is anticipated in second half of 2015.

LPCN 1111: A Next-Generation Oral Product Candidate for TRT
LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. A Phase 1 single dose, randomized, open label, crossover study in 8 postmenopausal women has been completed and the pharmacokinetics suggested feasibility of either once-daily dosing or twice daily dosing with relatively high Cavg. This study was conducted ex-U.S. after obtaining the necessary regulatory approvals for conducting the study in the foreign country so no IND application was required in the United States. We have recently completed a pre-investigational new drug, or pre-IND, meeting with FDA. The next steps in development for this program include a Phase 2 proof-of-concept study in hypogonadal men which is expected to begin in the first half of 2014.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth
We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (a synthetic steroid hormone) product indicated for the prevention of preterm birth. The product candidate has completed a 28-day repeat dose toxicity study in dogs. A pre-IND meeting has also been completed with the FDA, paving the way for a proof-of-concept Phase I/II study in pregnant women with a history of preterm birth. We have filed an IND with the FDA and are currently enrolling women in a Phase 1/2 pharmacokinetic study.

Research and Development

We are focused on engaging in research and development in order to advance our product portfolio.  In 2013 and 2012, we spent $5.1 million and $2.3 million, respectively, on research and development.

Dependence Upon One Customer

A single customer represented 100% of license and milestone revenues for the year ended December 31, 2012 and 100% of research revenue for the year ended December 31, 2012.

Competition

Testosterone Market Overview
The gel-based testosterone replacement products that are currently available include AndroGel, marketed by AbbVie, Auxilium’s Testim, Eli Lilly’s Axiron, and Endo’s Fortesta. Transdermal patches include Actavis’s Androderm. Intramuscular forms of testosterone also exist although commercialized mostly in generic forms and in branded form as Aveed® by Endo International. Additionally, Auxilium markets the buccal testosterone replacement therapy Striant and the Testopel implantable testosterone pellets, which it acquired from Actient Pharmaceuticals in 2013.

Testosterone gels dominate the testosterone replacement therapy market. While gels are the most widely used form of testosterone replacement therapy, there is a risk of transference; additionally, the gels are messy to apply and have significant compliance issues leading to high rates of discontinuance among patients. A safe and effective oral therapy would increase patient convenience and compliance, while eliminating the testosterone transference risk associated with gels.

Other Therapies in Development
Recently there has been increased interest in developing oral testosterone replacement therapies as well as testosterone therapies which are not considered testosterone replacement and as such will need to achieve efficacy endpoints in addition to endpoints related to serum testosterone levels that are required for replacement therapies.

Clarus Therapeutics, Inc. has completed Phase 3 and subsequently filed an NDA in early 2014 with Rextoro® (formerly CLR-610), a twice-daily oral softgel capsule of testosterone undecanoate, as a testosterone replacement therapy for the treatment of hypogonadism in men.

Trimel Pharmaceuticals Corporation has filed an NDA for an intranasal testosterone replacement therapy for the treatment of hypogonadal men.

SOV Therapeutics, Inc. is developing a twice-daily testosterone undecanoate as a testosterone replacement therapy for the treatment of hypogonadism in men and in the treatment of Constitutional Delay of Growth and Puberty in adolescent boys (14-17 years of age).

Repros Therapeutics Inc. is in Phase 3 with Androxal (enclomiphene citrate), an orally-bioavailable isomer of the selective estrogen receptor modulator clomifene citrate as a testosterone therapy for the treatment of male hypogonadism.

Novartis is currently developing BGS649, an aromatase inhibitor as a testosterone therapy for the treatment of obese, hypogonadotropic hypogonadal men.

Hydroxyprogesterone caproate, or HPC, Preterm Birth, or PTB, Market Overview
PTB is defined as delivery before 37 weeks of gestation. The only approved therapy for prevention of PTB in women with a prior history of at least one preterm birth (~180,000 pregnancies annually) is a weekly intramuscular injection of hydroxyprogesterone caproate, marketed by KV Pharmaceutical Company under the brand name Makena. The FDA has granted orphan drug status to Makena because the product is intended to treat “rare diseases or conditions” defined as a condition that affects fewer than 200,000 persons in the United States. Treatment with Makena is initiated in pregnant women between week 16 and week 20 of pregnancy and is continued until up to delivery or week 37, whichever is earlier. The intramuscular injection is administered by a healthcare provider using a 21 gauge needle into the gluteus muscle, alternating sides each week. The intramuscular injections are associated with significant pain, discomfort and associated injection site reactions.

We believe LPCN 1107 has the potential to become the first oral HPC product for the prevention of preterm birth in women with a prior history of at least one preterm birth. Potential benefits of our oral product candidate relative to current injectable products include the following:

•	Elimination of pain and site reactions associated with weekly injections;
•	Elimination of weekly doctor visits or visits from the nurse; and
•	Elimination of interference/disruption of personal, family or professional activities associated with weekly visits.

LPCN 1107 has completed PK studies in dogs showing oral exposure comparable to an intramuscular injection. To the best of our knowledge, there is no report in the literature showing HPC oral bioavailability comparable to intramuscular injection. LPCN 1107 has also completed a 28-day repeated dose toxicity and toxicokinetics study in dogs. A pre-IND meeting with the FDA is completed, paving the way for a proof-of-concept Phase 1/2 study in pregnant women with a prior history of at least one preterm birth. We have filed an IND with the FDA and are currently enrolling women in a Phase 1 pharmacokinetic study which began in the first quarter of 2014.

The oral product may also be eligible for orphan drug designation since it is intended to treat “rare diseases or conditions” and if the oral product is deemed by the FDA to be a major contribution to patient care based on the potential benefits of the oral product over the injectable product outlined above. There is no guarantee that the FDA would deem an oral product to be a major contribution to patient care. For this and other reasons, we may not receive orphan drug designation for LPCN 1107.

Manufacturing Agreement

We have entered into an Agreement for the Manufacture of Testosterone Undecanoate Liquid Fill Capsules and the Conduct of an ICH Stability Study in Support of Product Registration with Encap Drug Delivery, or Encap, a United Kingdom based contract manufacturer, a division of Capsugel Dosage Form Solutions, pursuant to which Encap manufactured and supplied to us a total of six lots of LPCN 1021 capsules under current good manufacturing practices. These lots are being used in Lipocine’s Phase 3 study for LPCN 1021. Under the agreement, Encap is also conducting an International Conference on Harmonisation stability program on all six capsule lots in support of our planned NDA filing for LPCN 1021.

We may terminate the agreement , subject to payment of cancellation fees. We and Encap may each terminate the agreement upon a material breach of the agreement by the other party, so long as the other party has not cured such breach within a defined period after written notice of the breach by the non-breaching party. We also have the right to terminate the agreement for other good cause, including technical, scientific or business reasons, upon a minimum period of written notice to Encap. If Encap achieves certain milestones by the applicable due dates, we will be obligated to purchase a percent of our commercial supply of LPCN 1021 from Encap for a limited time period, subject to our right to buy out such commitment on terms to be negotiated.

Intellectual Property

Drug Delivery Technologies for Lipophilic Drug Substances
LPCN 1021 is an oral formulation of the lipophilic prodrug testosterone undecanoate for convenient twice daily dosing, utilizing our proprietary technology for improved delivery of lipophilic therapeutic agents. Our patent portfolio is directed to various types of compositions and methods for delivery of lipophilic drugs, which are drugs that are soluble in lipids. As of March 17, 2014, we own 7 issued U.S. patents, 16 pending U.S. patent applications, 19 issued foreign patents, 33 pending foreign patent applications and two pending PCT applications. Of the above, we have 3 issued U.S. patents, 10 pending U.S. patent applications, 15 issued foreign patents and 11 pending foreign patent applications relating to various aspects of LPCN 1021.

We also license in the fields other than cough and cold two U.S. patents and 2 U.S. applications (and related foreign patents and applications) we previously assigned to Spriaso LLC, which could be possibly used with future product candidates.

Our issued U.S. Patent No. 6,267,985 covers pharmaceutical compositions comprising a therapeutic agent being solubilized in a triglyceride, and it is expected to expire in 2019. We have corresponding patents in Australia, Canada, and New Zealand, one corresponding pending application in Japan.  We have a related granted patent in Europe which is currently being opposed by Accord Healthcare.  The granted European patent is validated in Great Britain, France, Germany, Italy and Spain.  These corresponding foreign patents, and applications if they issue, are all expected to expire in 2020. Our issued U.S. Patents No. 6,569,463 and 6,923,988, and one further pending U.S. patent application cover various aspects of pharmaceutical compositions comprising a hydrophobic active ingredient admixed with a hydrophilic surfactant and other components (for example, a lipophilic additive), and are expected to expire in 2019 and 2020, respectively, and if the application were to issue, 2019. We have corresponding patent applications pending in Japan and Canada, which if they issue, are expected to expire in 2020.

We also have 4 pending U.S. patent applications and eight corresponding foreign patent applications (one each in Europe, Hong Kong, Australia, Brazil, Canada, India, Japan, and Mexico) directed to oral pharmaceutical composition comprising a testosterone ester and a hydrophilic and a lipophilic surfactant. These applications, if they issue, are expected to expire in 2029 in the U.S. and 2030 in foreign jurisdictions. The Australian application has been accepted and is currently being opposed by Clarus, Inc.

We also have 2 pending U.S. patent applications, 2 foreign patents (one each in Australia and New Zealand), and one allowed patent application (in Canada) directed to oral dosage forms comprising a drug, a solubilizer, and a release modulator. The pending U.S. patent applications, if they issue, are expected to expire as early as 2023, and the foreign patents, and application if it issues, are expected to expire in 2026.

We also have one pending U.S. patent application directed to pharmaceutical compositions comprising a sex hormone. This application, if it issues, is expected to expire in 2019.

We also have two pending U.S. applications directed to high strength capsule formulations of testosterone undecanoate. These applications, if they issue, are expected to expire in 2030.

Our remaining issued U.S. patents, pending U.S. patent applications, issued foreign patents, and pending foreign patent applications are not currently used in the LPCN 1021 technology, but may be used with alternate versions of, or future product candidates utilizing, our delivery technology for lipophilic drugs (as used for the LPCN 1111,LPCN 1107 product candidates or other product candidates).

We currently do not have patent protection for LPCN 1021 in many countries, including large territories such as India, Russia, and China, and we will be unable to prevent patent infringement in those countries unless we can file patent applications and obtain patents in those countries that cover LPCN 1021. Additionally, the three U.S. patents that could be listed in the FDA Orange Book for LPCN 1021 are expected to expire in 2019 and 2020. Upon expiration and if we are actively marketing the LPCN 1021 product, if we have no other issued U.S. patents covering the product, we will lose certain advantages that come with Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the three patents.

LPCN 1107 is covered by a US application with corresponding counterparts filed in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, New Zealand, South Africa, and South Korea.  The pending U.S. patent application, if it issues, is expected to expire as early as 2031, and the foreign patent applications if they issue, are expected to expire in 2032.

LPCN 1111 is covered by a US application with corresponding counterparts filed in Argentina, Paraguay, Taiwan, Uruguay and Venezuela with a PCT application filed as well which can be filed into other foreign jurisdictions at the appropriate time. The U.S. patent application, if it issues, is expected to expire as early as 2033, and the foreign patent applications if they issue, are expected to expire in 2033.

We expect to file new patent applications in the future to attempt to various aspects of our products and product development.

LPCN 1111 is covered by a US application with corresponding counterparts filed in Argentina, Paraguay, Taiwan, Uruguay and Venezuela with a PCT application filed as well which can be filed into other foreign jurisdictions at the appropriate time. The U.S. patent application, if it issues, is expected to expire as early as 2033, and the foreign patent applications if they issue, are expected to expire in 2033.

We expect to file new patent applications in the future to attempt to various aspects of our products and product development.

Government Regulation

The Regulatory Process for Drug Development
The production and manufacture of our product candidates and our research and development activities are subject to regulation by various governmental authorities around the world. In the United States, drugs and products are subject to regulation by the FDA. There are other comparable agencies in Europe and other parts of the world. Regulations govern, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products. Applicable legislation requires licensing of manufacturing and contract research facilities, carefully controlled research and testing of products, governmental review and/or approval of results prior to marketing therapeutic products. Additionally, adherence to good laboratory practices, or GLP, good clinical practices, or GCP, during clinical testing and good manufacturing practices, or cGMP, during production is required. The system of new drug approval in the United States is generally considered to be the most rigorous in the world and is described in further detail below under “United States Pharmaceutical Product Development Process.”

United States Pharmaceutical Product Development Process
In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

It takes many years for a typical experimental drug to go from concept to approval. The process required by the FDA before a pharmaceutical product may be marketed in the United States generally includes the following:

•	Completion of preclinical laboratory tests and animal studies. The latter often conducted according to GLPs or other applicable regulations, as well as synthesis and drug formulation development leading ultimately to clinical drug supplies manufactured according to current cGMPs;
•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin in the United States;
•	Performance of adequate and well-controlled human clinical trials according to the FDA’s current GCPs, to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;
•	Submission to the FDA of an NDA for a new pharmaceutical product;
•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;
•	Potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA; and
•	FDA review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Preclinical Studies: Prior to preclinical studies, a research phase takes place which involves demonstration of target and function, design, screening and synthesis of agonists or antagonists. Preclinical studies include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to evaluate efficacy and activity, toxic effects, pharmacokinetics and metabolism of the pharmaceutical product candidate and to provide evidence of the safety, bioavailability and activity of the pharmaceutical product candidate in animals. The conduct of the preclinical safety evaluations must comply with federal regulations and requirements including GLPs. The results of the formal IND-enabling preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature as well as the comprehensive descriptions of proposed human clinical studies, are then submitted as part of the IND application to the FDA.

The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the IND on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be certain that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trial.

Clinical Trials: Clinical trials involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by the sponsor. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA if conducted under a U.S. IND. Clinical trials must be conducted in accordance with the FDA’s GCP requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, or ethics committee at or servicing each institution at which the clinical trial will be conducted. An IRB or ethics committee is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB or ethics committee also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
Phase 1 Clinical Trials: Phase 1 clinical trials are usually first-in-man trials, take approximately one to two years to complete and are generally conducted on a small number of healthy human subjects to evaluate the drug’s activity, schedule and dose, pharmacokinetics and pharmacodynamics. However, in the case of life-threatening diseases, such as cancer, the initial Phase 1 testing may be done in patients with the disease. These trials typically take longer to complete and may provide insights into drug activity.

Phase 2 Clinical Trials: Phase 2 clinical trials can take approximately one to three years to complete and are carried out on a relatively small to moderate number of patients (as compared to Phase 3) in a specific indication. The pharmaceutical product is evaluated to preliminarily assess efficacy, to identify possible adverse effects and safety risks, and to determine optimal dose, regimens, pharmacokinetics, pharmacodynamics and dose response relationships. This phase also provides additional safety data and serves to identify possible common short-term side effects and risks in a larger group of patients. Phase 2 clinical trials sometimes include randomization of patients.

Phase 3 Clinical Trials: Phase 3 clinical trials take approximately two to five years to complete and involve tests on a much larger population of patients (several hundred to several thousand patients) suffering from the targeted condition or disease. These studies usually include randomization of patients and blinding of both patients and investigators at geographically dispersed test sites (multi-center trials). These trials are undertaken to further evaluate dosage, clinical efficacy and safety and are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA or foreign authorities for approval of marketing applications.

Post-approval studies, or Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and may be required by the FDA as a condition of approval.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or for any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or, if used, its data safety and monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB or ethics committee can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s or ethics committee’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the pharmaceutical product, as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the pharmaceutical product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the pharmaceutical product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Pharmaceutical Review and Approval Process
New Drug Application: Upon completion of pivotal Phase 3 clinical studies, the sponsor assembles all the product development, preclinical and clinical data along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information, and submits it to the FDA as part of an NDA. The submission or application is then reviewed by the regulatory body for approval to market the product. This process takes eight months to one year to complete. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease.

Post-Approval Requirements
Any pharmaceutical products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors and civil or criminal penalties.

The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

Other Healthcare Laws and Compliance Requirements
In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including, but not limited, to the Centers for Medicare and Medicaid Services and other divisions of the United States government, including the U.S. Federal Communications Commission, the Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, if a drug product is reimbursed by Medicare, Medicaid, or other federal or state healthcare programs, our company, including our sales, marketing and scientific/educational grant programs, among others, must comply with federal healthcare laws, including, but not limited to, the federal Anti-Kickback Statute, false claims laws, civil monetary penalties laws, healthcare fraud and false statement provisions and data privacy and security provisions under the Health Insurance Portability and Accountability Act, or HIPAA, the Physician Payment Sunshine Act, and any analogous state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, or OBRA, and the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. Among other things, OBRA requires drug manufacturers to pay rebates on prescription drugs to state Medicaid programs and empowers states to negotiate rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. Additionally, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, collectively, PPACA, substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA establishes: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There may continue to be additional proposals relating to the reform of the U.S. healthcare system, in the future, some of which could further limit coverage and reimbursement of drug products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements may apply.

Additionally, to the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including fraud and abuse, privacy and transparency laws.

Pharmaceutical Coverage, Pricing and Reimbursement
In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers and other organizations. In the United States, private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Third-party payers are increasingly examining the medical necessity and cost-effectiveness of medical products and services in addition to their safety and efficacy and, accordingly, significant uncertainty exists as to the coverage and reimbursement status of newly approved therapeutics. In particular, in the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of insurers and managed care organizations, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. As a result, coverage and adequate third party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment in research and product development.

The market for our product candidates for which we may receive regulatory approval will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or may otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We would be required to provide scientific and clinical support for the use of any product to each third-party payer separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any of our product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results. We cannot be certain that our product candidates will be considered cost-effective. If we are unable to obtain coverage and adequate payment levels for our product candidates from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

The United States Orphan Drug Act encourages the development of orphan drugs, which are intended to treat “rare diseases or conditions” within the meaning of this Act (i.e., those that affect fewer than 200,000 persons in the United States). The provisions of the Act are intended to stimulate the research, development and approval of products that treat rare diseases. Orphan Drug Designation provides a sponsor with several potential benefits: (1) sponsors may be granted seven years of marketing exclusivity after approval of the orphan-designated indication for the drug product; (2) sponsors are granted U.S. tax incentives for clinical research; (3) the FDA’s office of orphan products development co-ordinates research study design assistance for sponsors of drugs for rare diseases; and (4) grant funding can be obtained to defray costs of qualified clinical testing.

Priority Review
Priority Review is a designation for an NDA after it has been submitted to the FDA for review. Reviews for NDAs are designated as either “Standard” or “Priority.” A Standard designation sets the target date for completing all aspects of a review and the FDA taking an action on 90% of applications (i.e., approve or not approve) at 12 months after the date it was submitted. A Priority designation sets the target date for the FDA action on 90% of applications at eight months after submission. A Priority designation is intended for those products that address unmet medical needs.

Accelerated Approval
Accelerated Approval or Subpart H Approval is a program described in the NDA regulations that is intended to make promising products for life threatening diseases available on the basis of evidence of effect on a surrogate endpoint prior to formal demonstration of patient benefit. A surrogate marker is a measurement intended to substitute for the clinical measurement of interest, usually prolongation of survival in oncology that is considered likely to predict patient benefit. The approval that is granted may be considered a provisional approval with a written commitment to complete clinical studies that formally demonstrate patient benefit.

Related Party Transaction

On July 23, 2013, we entered into assignment/license and services agreements with Spriaso LLC, an entity that is majority-owned by Mahesh V. Patel, Gordhan Patel, John W. Higuchi, William I. Higuchi, and their affiliates.  Mahesh V. Patel is our President and Chief Executive Officer and a Chairman of our Board of Directors.  Mr. Higuchi is a member of our Board of Directors and Gordhan Patel and Dr. Higuchi, former Board members, were each members of our Board of Directors at the date the license and agreements were entered into.

Under the assignment agreement, we assigned and transferred to Spriaso all of our rights, title and interest in our intellectual property for the cough and cold field.  In addition, Spriaso was assigned all rights and obligations under our product development agreement with a co-development partner.  In exchange, we would be entitled to receive a potential cash royalty of 20% of the net proceeds received by Spriaso, up to a maximum of $10 million.  Spriaso also granted back to us an exclusive license to such intellectual property to develop products outside of the cough and cold field.  The assignment agreement will expire upon the expiration of all of Spriaso’s payment obligations thereunder and the expiration of all of the licensed patents thereunder.  Spriaso has the right to terminate the assignment agreement with 30 days written notice.  We have the right to terminate the assignment agreement upon the complete liquidation or dissolution of Spriaso, unless the assignment agreement is assigned to an affiliate or successor of Spriaso.

Under the services agreement, we will provide facilities and up to 10% of the services of certain employees to Spriaso for a period of up to 18 months.  If Spriaso files its first NDA prior to Lipocine filing its first NDA, as an affiliated entity, it will use up the one-time waiver of user fees for a small business submitting its first human drug application to FDA.  The services agreement will expire on July 23, 2014, however, the agreement may be renewed or extended upon written agreement of Spriaso and us.  Spriaso or we may terminate the services agreement with 30 days written notice upon the failure of the other party to adhere to any material obligation of the agreement, provided that the other party has not cured the failure within the 30-day period.  Spriaso or we may also terminate the services agreement upon written notice to the other party that the other party has become bankrupt or insolvent.

Employees

As of December 31, 2013, we had 12 full time employees and we also utilize the services of consultants on a regular basis. Seven employees are engaged in drug development activities and four are in support and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

ITEM 1A.	RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Relating to Our Business and Industry
Our research and development programs and processes are at an early stage of development, which makes it difficult to evaluate our business and prospects, or predict if or when we will successfully commercialize our product candidates.
Our operations to date have primarily been limited to conducting research and development activities under license and collaboration agreements. Our current portfolio consists of our lead product candidate LPCN 1021, for which we are currently enrolling patients in a pivotal Phase 3 clinical study. We are also developing two additional earlier stage clinical candidates, LPCN 1111 and LPCN 1107. We have never marketed or commercialized a drug product. Consequently, any predictions about our future performance may not be as accurate as they could be if we were further along our commercialization path. In addition, as a pre-commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

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
Our clinical development of LPCN 1021, LPCN 1111, LPCN 1107 and any future product candidates, is subject to extensive regulations by the U.S. Food and Drug Administration, or FDA. Product development is a very lengthy and expensive process and can vary significantly based upon the product candidate’s novelty and complexity. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

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

In order to obtain regulatory clearance for the commercial sale of any of our product candidates, we must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. Obtaining approval of any of our product candidates is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval for many reasons, including:
•	we may not be able to demonstrate that the product candidate is safe and effective to the satisfaction of the FDA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the contract research organization, or CRO, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that a particular product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials or may require that we conduct additional trials;
•	the FDA may not accept data generated at our clinical trial sites;
•	if our New Drug Application, or NDA, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval;
•	the FDA may require longer or additional duration of stability data on the clinical lots prior to initiation of further clinical trials;
•	the FDA may identify deficiencies in the formulation or stability of our product candidates or products, or relating to our manufacturing processes or facilities, or in the processes and facilities of the contract manufacturing organization, or CMO, our suppliers or other third parties that may be utilized in the production supply chain of our products;
•	with respect to LPCN 1021 and LPCN 1111, the FDA may not grant a five-year exclusivity to Testosterone prodrug present as the active; and
•	with respect to LPCN 1107, the FDA may not grant Orphan Drug Designation for the oral product if they do not deem it to be a major contribution to patient care over intramuscular injection, or for other reasons.

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
We currently have only one product candidate that has completed Phase 2 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization. We are not permitted to market LPCN 1021 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not scaled up the pivotal study formulation to commercial scale. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Before we submit an NDA to the FDA for LPCN 1021 as a TRT we must complete our pivotal Phase 3 trial, and the three pharmacokinetic studies for labeling purposes. We have not commenced any of the pharmacokinetic studies.

In addition, results from Phase 2 trials of LPCN 1021 may not be replicated in our pivotal Phase 3 trial. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving positive results in early stage development. Our pivotal Phase 3 trial will evaluate the safety and efficacy of LPCN 1021 over a longer period of time in a patient population almost four times larger than our repeat-dose Phase 2 trials. Accordingly, the results from Phase 2 trials for LPCN 1021 may not be predictive of the results we may obtain in our pivotal Phase 3 trial of LPCN 1021. Our pivotal Phase 3 trial may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or even terminate further development.

LPCN 1107 is in a very early stage of development, has never been administered orally in humans, and may not be further developed for a variety of reasons.
LPCN 1107 is in a very early stage of development and consequently the risk we fail to commercialize related products is high. In particular, we have conducted a repeated dose toxicity and toxicokinetic study in dogs. Although preliminary data from the studies demonstrated oral absorption in dogs, to our knowledge, HPC has never been administered orally in humans. As such, we believe our currently planned proof-of-concept Phase 1/2 study would be the “first in human” study with oral administration of HPC. In particular, any such study may not demonstrate that LPCN 1107 has adequate, or any, oral absorption in our targeted patient group. Furthermore, such study may not be predictive of safety concerns that may arise in pregnant women or demonstrate that LPCN 1107 has an adequate safety profile to warrant further development. The FDA may also require further preclinical studies and/or clinical studies in healthy women before proceeding to studies in pregnant women. All these factors can impact the timing of, and our ability to, continue development of LPCN 1107.

We have submitted an Investigational New Drug Application, or IND, with the FDA to conduct the proof-of-concept Phase 1/2 study in women. We initiated our Phase 1/2 study in the first quarter of 2014 although it is not complete.  Many factors could significantly delay the conduct of the proof of-concept Phase 1/2 trial for LPCN 1107, including relating to the regulatory approval and clinical development challenges discussed above. Assuming successful proof-of-concept Phase 1/2 study, the anticipated Phase 3 program for a NDA filing for LPCN 1107 would be very long and expensive.

LPCN 1111 is in a very early stage of development, has never been administered in our targeted male population, and may not be further developed for a variety of reasons.
LPCN 1111 is in a very early stage of development. We currently have preliminary data demonstrating absorption of LPCN 1111 in dogs and in postmenopausal females. To our knowledge, this novel ester prodrug has never been administered orally in hypogonadal males and its safety has never been assessed in animal studies. We believe our proof-of-concept Phase 1/2 study would be the first study of this prodrug in hypogonadal males through oral administration. Our Phase 1/2 study may not demonstrate that LPCN 1111 has adequate, or any, oral absorption in hypogonadal males to warrant further development or that the safety profile warrants further development.

In addition, the active ingredient in LPCN 1111 has only been manufactured on a small scale. Scale up into larger batches could be challenging and our ability to procure adequate material in a timely manner to further develop LPCN 1111 is uncertain. We also may not have a manufacturer who can supply adequate quantities of the drug substance in compliance with cGMP.

We have not submitted an IND with the FDA to conduct the proof-of-concept Phase 1/2 study in hypogonadal males. We recently completed a pre-IND meeting with the FDA in which we broadly discussed the requirements for a NDA filing for LPCN 1111. Several factors could significantly affect the prospects for LPCN 1111, including relating to the regulatory approval and clinical development challenges discussed above. Assuming successful proof-of-concept Phase 1/2 study, the anticipated Phase 3 program for a NDA filing for LPCN 1111 would be very long and expensive.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, or PPACA, as amended by the Healthcare and Education Affordability Reconciliation Act, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. The provisions of PPACA of importance to our potential product candidates include the following:

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that PPACA will result in additional downward pressure on the reimbursement we may receive for any approved and covered product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In the future, the U.S. government may institute further controls and different reimbursement schemes and limits on Medicare and Medicaid spending or reimbursement that may affect the payments we could collect from sales of any products in the United States. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Recent federal legislation and actions by state and local governments may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.
We may face competition for LPCN 1021, if approved, from lower priced T-replacement therapies from foreign countries that have placed price controls on pharmaceutical products. The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, contains provisions that may change U.S. importation  laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has not yet announced any plans to make this required certification.

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;
•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•	the federal Physician Payments Sunshine Act, which, among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members;
•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
•	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that any of our product candidates is ultimately sold in countries other than the United States, we may be subject to similar laws and regulations in those countries. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from participating in government healthcare programs, contractual damages, reputational harm and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

We face substantial competition in the TRT market, which may result in others discovering, developing or commercializing products before or more successfully than we do.
We expect to face significant competition for any of our product candidates, if approved. In particular, if approved, LPCN 1021 would compete in the T-replacement therapies market, which is highly competitive and currently dominated by the sale of T-gels. Our success will depend, in large part, on our ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral T-replacement therapies that compete with LPCN 1021. For example, because TU is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of T administration  that would be outside the scope of the claims of our patent applications. This would enable their products to effectively compete with LPCN 1021, which could have a negative effect on our business.

The following T-replacement therapies currently on the market in the United States would compete with LPCN 1021:

•	T-gels, such as AndroGel (marketed by Abbvie), Testim (marketed by Auxilium Pharmaceuticals, Inc., or Auxilium), Fortesta (marketed by Endo Health Solutions); and additionally TEVA and Perrigo have FDA approval for T-gels but have not yet launched the products;
•	T-topical solutions, such as Axiron, a metered dose lotion marketed by Eli Lilly and Co., and T-injectables;
•	methyl-T, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);
•	transdermal patches, such a Androderm (marketed by Actavis Pharmaceuticals, Inc.);
•	buccal patches, such as Striant (marketed by Auxilium);
•	subcutaneous injectable pellets, such as Testopel (marketed by Auxilium);
•	generic testosterone enanthate intra-muscular injectables; and
•	branded longer-acting injectables, such as Aveed (marketed by Endo).

We are also aware of other pharmaceutical companies that have T-replacement therapies or testosterone therapies in development that may be approved for marketing in the United States or outside of the United States.

Based on publicly available information, we believe that several other T-replacement therapies that would be competitive with LPCN 1021 are in varying stages of development, some of which may be approved, marketed and/or commercialized prior to LPCN 1021. These therapies include T-gels, an intramuscular injectable and oral TRT, testosterone therapy, an intranasal gel formulation of testosterone, an aromatase inhibitor, a new class of drugs called Selective Androgen Receptor Modulators; and hydroalcoholic gel formulations of DHT.

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

The entrance of generic T-gels into the market would likely create downward pricing pressure on all T-replacement therapies and therefore have a negative effect on our business and financial results.
Several companies have filed Abbreviated New Drug Applications, or ANDAs, seeking approval for generic versions of existing T-gels. For example, in July 2003, Actavis and Par Pharmaceutical, or Par, filed ANDAs with the FDA seeking approval for generic versions of AndroGel 1%. In response to these ANDAs, the marketer of AndroGel 1% filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. In 2006, all the subject companies reached an agreement pursuant to which Actavis agreed not to bring a generic version of AndroGel 1% to the market until August 2015, and Par agreed not to bring a generic version to market until February 2016. The U.S. Federal Trade Commission has questioned the legality of such “pay-to-delay” agreements, and the Supreme Court ruled in June 2013 that such agreements may not be valid. The impact of this ruling on the agreements between the marketer of AndroGel 1% and Actavis and Par, as well as the timing and eventual marketing of generic versions of their respective products, is uncertain at this point.

Additionally, there are several other ANDAs for generic T-gels that have been filed and there is ongoing litigation with each of these ANDAs. If a generic version of T-gel were to become available in the market, governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for generic T-gels as opposed to branded T-gels. The entrance of any generic T-gel into the market would likely cause downward pressure on the pricing of all T-replacement therapies, and could materially adversely affect the level of sales and price at which we could sell LPCN 1021, and ultimately significantly and adversely impact our revenues and financial results.

The introduction of generic T-gel may also affect the reimbursement policies of government authorities and third-party payors, such as private health insurers and health maintenance organizations. These organizations determine which medications they will pay for and establish reimbursement levels. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for branded medications when there is a generic available. If generic T-gel is available in the market, that may create an additional obstacle to the availability of reimbursement for LPCN 1021. Even if reimbursement is available, the level of such reimbursement could be reduced or limited. Reimbursement may impact the demand for, or the price of, LPCN 1021. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize LPCN 1021, and/or our financial results from the sale of related products could be negatively and materially impacted.

Additionally, LPCN 1021 may not be the first oral testosterone replacement therapy product to market. In this event, if the generic version of a competing oral testosterone replacement therapy product enters the market before our product, then the commercial prospects of LPCN 1021 could be significantly and negatively impacted.

If T-replacement therapies are found, or are perceived, to create health risks, our ability to sell LPCN 1021 could be materially adversely affected and our business could be harmed.
Publications have, from time to time, suggested potential health risks associated with TRT. These potential health risks have been described in various publications and articles, including, but not limited to, a 2014 article in PLOS ONE, a 2013 publication in the Journal of the American Medical Association, a 2002 article published in Endocrine Practice, and a 1999 article published in the International Journal of Andrology. The potential health risks detailed are increased cardiovascular disease risk, fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer and the suppression of sperm production. It has also been reported that depending in part on the method of delivery, usage of some T-replacement therapies, in particular methyl-T, is associated with liver toxicity and other side effects. Additionally on January 31, 2014, the FDA announced that it is investigating the risk of stroke, heart attack, and death in men taking FDA-approved testosterone products. The FDA indicated it decided to reassess the cardiovascular related issues based on recent publications.  It is possible that studies on the effects of T-replacement therapies could demonstrate these or other health risks. Demonstrated TRT safety risks, as well as negative publicity about the risks or perceived risks of hormone replacement therapy, including T-replacement, could materially adversely affect patient or prescriber attitudes and sales of LPCN 1021, if approved. If the FDA denies approval to market LPCN 1021 or if the FDA requires additional safety studies or labeling requirements such as warnings or other notifications, these risks could materially and adversely harm our business.

We will not be able to successfully commercialize our product candidates without establishing sales and marketing capabilities internally or through collaborators.
We currently have no sales and marketing staff. If and when any of our product candidates are commercialized, we may not be able to find suitable sales and marketing staff and collaborators for all of our product candidates. The marketing collaborators we work with may not be adequate, successful or could terminate or materially reduce the effort they direct to our products. The development of a marketing and sales capability will require significant expenditures, management resources and time. The cost of establishing such a sales force may exceed any potential product revenues, or our marketing and sales efforts may be unsuccessful. If we are unable to develop an internal marketing and sales capability or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell approved products, if any.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on Dr. Mahesh V. Patel and the other principal members of our executive team.  Employment with our executives and other employees are “at will”, meaning that there is no mandatory fixed term and their employment with us may be terminated by us or by them for any or no reason. The loss of the services of any of our executives or other key employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified scientific personnel, accounting personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain qualified personnel on acceptable terms, or at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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
As of December 31, 2013, we had only 12 employees, and we currently expect to experience significant growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of LPCN 1021. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We may not have or be able to obtain or maintain sufficient and affordable insurance coverage, and without sufficient coverage any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations. We run clinical trials through investigators that could be negligent through no fault of our own and which could affect patients, cause potential liability claims against us and result in delayed or stopped clinical trials. We are required in many cases by contractual obligations, to indemnify collaborators, partners, third party contractors, clinical investigators and institutions. These indemnifications could result in a material impact due to product liability claims against us and/or these groups. We currently carry $3 million in product liability insurance, which we believe is appropriate for our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our clinical lots of LPCN 1021 for the Phase 3 trials were manufactured in the United Kingdom, or UK. This entailed obtaining additional permits from regulatory authorities in the United States and UK relating to exportation of our active TU, a controlled substance from the United States and importation of the same into the UK, and exportation of finished product from the UK and importation of the same into the United States. Although we were able to manufacture clinical supplies and import these supplies into the United States, these additional requirements could significantly delay the manufacture of the commercial supplies.

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

Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.
We collect and third parties collaborating on our clinical trials collect and retain large volumes of data, including personally identifiable information regarding clinical trial participants and others, for business purposes, including for regulatory, research and development and commercialization purposes, and our collaborators’ various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our company, employee and clinical data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by government regulation. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee or clinical data which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

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

Due to our reliance on CROs or other third parties to assist us or have historically assisted us in conducting clinical trials, we will be unable to directly control all aspects of our clinical trials.
We have engaged a CRO to conduct our pivotal Phase 3 trial for LPCN 1021. As a result, we have less direct control over the conduct of our pivotal Phase 3 trial, the timing and completion of the trial and the  management of data developed through the trial than if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, including CROs, may:

•	have staffing difficulties or disruptions;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	undergo changes in priorities or may become financially distressed;
•	form relationships with other entities, some of which may be our competitors; or
•	manufacturing capacity limitations.

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
We rely on two third-party suppliers for our supply of TU, the active pharmaceutical ingredient of LPCN 1021. We do not have supply agreements in place with these suppliers. Although we have purchased sufficient quantities of TU for our pivotal Phase 3 trial, we plan on using these same suppliers for our commercialization needs if LPCN 1021 is approved. Since there are only a limited number of TU suppliers in the world, if either of these parties ceases to provide us with TU, we may be unable to procure TU on commercially favorable terms, or may not be able to obtain it in a timely manner. Furthermore, the limited number of suppliers of TU may provide such companies with greater opportunity to raise their prices. Any increase in price for TU will likely reduce our gross margins.

We rely on limited suppliers for our supply of inactive ingredients and the loss of these suppliers could harm our business.
We rely on limited qualified third-party raw material suppliers for our supply of inactive ingredients of LPCN 1021. We do not have supply agreements in place with these suppliers. We have purchased sufficient quantities of these inactives for our pivotal Phase 3 trial and we plan on using these same suppliers for our commercialization needs if LPCN 1021 is approved. We may be unable to procure inactives on commercially favorable terms, or may not be able to obtain them in a timely manner. Any increase in price for inactives will likely reduce our gross margins.

We depend on Encap Drug Delivery for the supply of the LPCN 1021 capsules, and the termination of our agreement with Encap Drug Delivery would harm our business.
We signed a manufacturing agreement with Encap Drug Delivery, a third-party contract manufacturer, in August 2013. Encap Drug Delivery is our sole supplier of LPCN 1021 capsules for the Phase 3 trial on a worldwide basis. We plan to negotiate a commercial supply agreement for LPCN 1021 with a CMO prior to a NDA filing for LPCN 1021.

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
In connection with the audit of our financial statements for the years ended December 31, 2012, we identified two material weaknesses in our internal control over financial reporting. A material weakness is defined under the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis. Although the Company has begun to address the identified material weaknesses in 2013 through the hiring of additional accounting and finance personnel as well as implementing additional process level controls, management concluded that the Company's internal controls over financial reporting were not effective at December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in  Internal Control-Integrated Framework (1992).

The first material weakness relates to an insufficient number of accounting professionals with the necessary knowledge, experience and training to adequately prepare, record, and review significant complex transactions and valuations (such as revenue recognition, stock based compensation, and earnings per share) and prepare financial statements in accordance with generally accepted accounting principles in a timely manner. As a private company transitioning to a public company we have not historically maintained the internal accounting and financial reporting resources necessary to comply with the obligations of a public reporting company. We have depended heavily upon the services of our Vice President, Finance who was the sole member of our accounting staff until we hired our Executive Vice President and Chief Financial Officer on September 16, 2013. We also intend to assess the need to hire additional accounting and financial reporting professionals with the requisite knowledge, experience, and training to prepare, record and review complex transactions and valuations, and prepare financial statements in accordance with generally accepted accounting principles in a timely manner beyond the hiring of our Executive Vice President and Chief Financial Officer.

The second material weakness relates to insufficient process level controls designed to record our accounts under the accrual basis of accounting, resulting in material errors in recorded expenses, accounts payable and accrued liabilities. We have begun to address this material weakness through the implementation of additional process level controls designed to identify and record expenses, accounts payable and accrued liabilities in the correct accounting period and by adding more detailed reviews of such underlying schedules by our Executive Vice President and Chief Financial Officer.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. If we are unable to remediate the above material weaknesses, or other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal controls over financial reporting from our accounting firm, if and when required, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline. For so long as we remain as an emerging growth company or a smaller reporting company, our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

As a result of the Merger, we will incur additional expenses to comply with the requirements of being a public company in the United States.
As a public company, and particularly after we cease to be an “emerging growth company” or a “smaller reporting company”, we will incur significantly more legal, accounting and other expenses than Lipocine Operating incurred as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and U.S. stock exchanges impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly.

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
A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	plans for, progress of and results from clinical trials of our product candidates;
•	the failure of the FDA to approve our product candidates;
•	announcements by the FDA that may impact on-going clinical studies related to safety or efficacy of TRT products;
•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	the success or failure of other TRT products or non-testosterone based testosterone therapy products;
•	failure of our products, if approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

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
As of December 31, 2013, our executive officers and directors beneficially owned approximately 27.0% of our common stock. These stockholders, if they act together, may be able to control our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

There is a limited trading market for our common  stock.
 There has been no active public trading market for our common stock.  If a larger market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell their shares of common stock at an attractive price or at all.  In the absence of an active trading market for our common stock, stockholders may not be able to sell their common stock at or above the price at which they acquired the shares or at the time that they would like to sell.  We cannot predict the prices at which our common stock will trade.  Although our common stock recently began trading on The NASDAQ Capital Market, we cannot assure you that we will be able to maintain such listing.

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
Our ability to become profitable depends upon our ability to generate revenue from product sales. To date, we have not generated any revenue from product sales of LPCN 1021 or our other drug candidates in the current pipeline, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and begin to sell, LPCN 1021. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete our pivotal Phase 3 trial;
•	obtain U.S. and foreign marketing approval for LPCN 1021 as a TRT;
•	commercialize LPCN 1021 by developing a sales force and/or entering into collaborations with partners/third parties, if we obtain marketing approval for LPCN 1021; and
•	achieve market acceptance of LPCN 1021 in the medical community and with third-party payors.

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

Accordingly, the likelihood of our success must be evaluated in light of many potential challenges and variables associated with an early-stage drug development company, many of which are outside of our control, and past operating or financial results should not be relied on as an indication of future results. If one or more of our product candidates is approved for commercial sale and we retain commercial rights, we anticipate incurring significant costs associated with commercializing any such approved product candidate. Therefore, even if we are able to generate revenues from the sale of any approved product, we may never become profitable. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of expenses and when we will be able to achieve or maintain profitability, if ever.

We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.
We may need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	the scope, size, rate of progress, results and costs of completing our pivotal Phase 3 trial of LPCN 1021;
•	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;
•	payments received under any strategic partnerships or collaborations that we may enter into in the future, if any;
•	the cost of filing, prosecuting and enforcing patent claims; and
•	the costs associated with commercializing our product candidates if we receive marketing approval, including the cost and timing of developing sales and marketing capabilities or entering into strategic collaborations to market and sell our products.

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
We have focused a significant portion of our efforts on developing LPCN 1021. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of December 31, 2013, we had an accumulated deficit of $47.9 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur additional and increasing operating losses over the next several years. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our pivotal Phase 3 trial of LPCN 1021. In addition, if we obtain marketing approval for LPCN 1021, we may incur significant sales, marketing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently only have one securities and industry analyst providing research coverage of our company and may never obtain additional research coverage by securities and industry analysts. If no additional securities or industry analysts commence coverage of our company or if the current securities analyst ceases coverage of our company, the trading price for our stock could be negatively impacted.  If the analyst who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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
We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings. However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

If any of our owned or licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our United States patents covering certain technology used in our product candidates, including LPCN 1021, are expected to expire on various dates from November 23, 2019 through January 23, 2020. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions to the extent that at those times we have no additional issued patents to protect our product candidates, including LPCN 1021. Additionally, if these are our only patents listed in the FDA Orange Book should we have a FDA-approved and marketed product at that time, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if we are unable to commence or continue any action relating to the defense of our patents, we may be unable to protect our product candidates.

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

On October 4 and October 29, 2012, we filed two separate requests for interference using our owned applications against a U.S. pending application (now issued as a patent) and a U.S. issued patent, both owned by Clarus Therapeutics. In each respective request for an interference, known as a Suggestion of Interference, we asked the U.S. Patent Office for a determination that our pending patent applications have priority over Clarus Therapeutics’ patent application and patent, and that the U.S. Patent Office should instead grant patents to us. In the first request, we filed claims relating to oral pharmaceutical compositions compromising testosterone undecanoate, a hydrophilic and a lipophilic surfactant. In the second request, we filed claims relating to oral pharmaceutical compositions compromising a testosterone ester, a release modulator, and two types of solubilizers. In each case we have asserted that we are the senior party, and thus entitled to priority against the Clarus Therapeutics’ patent application and patent. The U.S. Patent Office has not taken action on either of our  Suggestions of Interference as of the date hereof, but has begun examination of both of our underlying applications in order to identify the patentable subject matter, if any. If no patentable subject matter is identified or our Suggestions of Interference are not otherwise granted (e.g. the patentable subject matter no longer interferes with the Clarus patent and application), no interferences will be declared, and the Clarus patent and application will remain in effect, and, as with any third party patent, could be asserted against our product candidates and proprietary technology, which would have a material adverse impact on our business, even if we were successful in defending such assertions. With respect to the Clarus application, which issued as a patent on July 23, 2013, with claims that were changed substantially in order for the Clarus application to proceed to issue, it is unlikely that an interference will be declared by the U.S. Patent Office, because the issued claims of the (former) Clarus application may not be relevant anymore to the Suggestion of Interference as originally filed. In addition, new claims in a continuation application filed by Clarus on August 14, 2012, may require the filing of another Suggestion of Interference. In the event that patentable subject matter is identified and interferences are declared, we believe that we have meritorious arguments to support a decision granting priority to us in each instance. If we were to be successful in such interference proceedings, we could be granted patents in place of the Clarus patent or patent application, as the case may be. If we were unsuccessful in any such interference proceeding, our patent applications would not issue or provide any protection for our products, and Clarus would be granted patents, which, as with any third party patent, could be asserted against our product candidates and proprietary technology, which would have a material adverse impact on our business, even if we were successful in defending such assertions. Thus, interference proceedings may fail and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party; our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if successful in such interferences, it may result in substantial costs to us and distraction to our management. As noted, should the U.S. Patent Office not grant our requests for interference, we believe that the U.S. Patent Office would continue examination of our pending patent applications in due course.

Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in a leased facility in Salt Lake City, Utah. Our lease expires in November 2014. We have an option which expires in June 2014 to renew the lease for an additional two years. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

Although we may, from time to time, be a party to certain lawsuits in the ordinary course of business, we are not currently involved in any lawsuits that would have a material adverse effect on our results of operations, financial condition, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From June 5, 2012 to July 27, 2013, the common stock of Marathon Bar was quoted on the OTC Electronic Bulletin Board, or OTCBB, under the symbol “MBAR”. From July 27, 2013 to August 22, 2013, our common stock was quoted on the OTCBB under the symbol “MBARD”. Our common stock was quoted on the OTCQB and OTCBB under the symbol “LPCN” from August 22, 2013 and March 20, 2014. Since March 21, 2014, our common stock has been quoted on The NASDAQ Capital Market.  During the quarter ended September 30, 2012 a total of 17 shares were traded at a price of $86.00 per share, and the bid and ask was $86.00 per share. There was no bid or ask quoted between the quarter ended September 30, 2012 and June 30, 2013.

The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the OTCBB/OTCQB.

		High		Low
2012
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		86.00		86.00
Fourth Quarter		N/A		N/A

2013
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		20.00		6.00
Fourth Quarter		10.00		7.50

Holders

As of March 28, 2014, there were approximately 163 holders of record of our common stock. This number does not included an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

Dividends

                Although the board of directors of Marathon Bar declared a cash dividend to its stockholders of record in connection with the Merger, we do not anticipate paying any further cash dividends on our common stock in the foreseeable future.  We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

Use of Proceeds

On November 25, 2013, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-192069) relating to our public offering. The registration statement related to 1,492,000  shares of our common stock, par value $0.0001 per share. On November 25, 2013, we sold 1,492,000 shares of our common stock at the price of $8.25, for an aggregate sale price of $12.3 million, settling those sales on November 29, 2013. On December 6, 2013, we sold an additional 223,800 shares of our common stock at the price of $8.25, for an aggregate sales price of  $1.8 million upon the exercise of the over-allotment.  The sole book-running manager for our offering was Ladenburg Thalmann & Co. Inc. and the lead manager was National Securities Corporation.  Following the sale of the 1,715,800  shares of our common stock, the offering terminated.

We paid $1.1 million in underwriting discounts and commissions in connection with the offering of the shares sold on our behalf.  We also incurred $485,000 of other offering expenses. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses paid by us, was approximately $12.5 million.

None of the underwriting discounts and commissions or offering expenses were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

We expect to use the remainder of the net proceeds from this offering to conduct clinical trials for our lead product candidate LPCN 1021 and other product candidates and the balance for working capital and other general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report.

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

Forward Looking Statements

This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A (Risk Factors) of this Form 10-K. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technology is designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic characteristics and facilitate lower dosing requirements, bypass first-pass metabolism, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product LPCN 1021 is an oral testosterone replacement therapy (“TRT”) product designed for convenient twice-a-day dosing. We are currently enrolling patients in our Study of Oral Androgen Replacement, or SOAR,  pivotal Phase 3 clinical study with LPCN 1021.  Additionally, we have two earlier stage product candidates in our pipeline, a next generation once-a-day oral testosterone therapy,  LPCN 1111, and an oral product for the prevention of preterm birth, LPCN 1107.

We completed a successful Phase 2 study for LPCN 1021 that produced results in line with FDA guidelines for approval of TRT. The primary outcome of the trial, serum testosterone levels in the eugonadal range, was met and there were no significant adverse events or changes in serum cholesterol levels or liver enzymes. Lipocine presented the results of this study and a Phase 3 protocol synopsis to the FDA in November 2012 and obtained clear guidance on the requirements for a LPCN 1021 NDA filing, with no additional pre-clinical studies required. We began enrolling patients in the Phase 3 trial in the first quarter of 2014, with final results expected in the second half of 2015.

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

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. A Phase 1 single dose randomized, open label, crossover study in 8 postmenopausal women has been completed and the pharmacokinetics suggested feasibility of either once-daily dosing or twice daily dosing with high Cavg. We recently completed a pre-IND meeting with the FDA in the fourth quarter of 2013 in which we broadly discussed the requirements for an IND filing for LPCN 1111. The next steps in development for this program include a Phase 2 proof-of-concept study in hypogonadal men which is expected to begin in the first half of 2014.

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of preterm birth in women with a prior history of at least one preterm birth. The product has completed a 28-day repeat dose toxicity study in dogs. A pre-IND meeting has also been completed with the FDA, paving the way for a proof-of-concept Phase 1/2 study in pregnant women with a history of preterm birth. We have filed an IND with the FDA and are currently enrolling women in a Phase 1/2 pharmacokinetic study.

To date, we have funded our operations primarily through the sale of equity securities and convertible debt and through up-front payments, research funding and milestone payments from our license and collaboration arrangements. We have not generated any revenues from product sales and we do not expect to generate revenue from product sales unless and until we obtain regulatory approval of LPCN 1021 or other products.

We have incurred losses in most years since our inception. As of December 31, 2013, we had an accumulated deficit of $47.9 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $10.6 million for the year ended December 31, 2013, compared to net income of $3.9 million for the year ended December 31, 2012. The net income in 2012 was primarily due to the recognition of deferred revenue at the time of the termination of our license agreement with Abbott. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase as we:

•	manufacture registration batches of LPCN 1021;

•	complete our pivotal Phase 3 trial and other pharmacokinetic studies of LPCN 1021 and, if these trials are successful, prepare and file our NDA for LPCN 1021;

•	conduct further clinical development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

To fund future long term operations we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our license and collaboration agreements and public and private equity securities offerings, there can be no assurance that we will be able to do so in the future.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so for a number of years. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through December 31, 2013, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We do not anticipate significant revenue from any license arrangements in the foreseeable future. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products, as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $50.0 million in research and development expenses through December 31, 2013.

We expect our research and developments costs for LPCN 1021 to increase substantially as we conduct our pivotal Phase 3 trial, conduct other pharmacokinetic studies, manufacture registration batches and if appropriate, file an NDA. We believe it will cost approximately $20.0 million to complete this process. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

Completion of our pivotal Phase 3 trial may take longer than currently estimated or the FDA may require additional clinical trials or non-clinical studies. The cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the duration of subject follow-ups;

•	the length of time required to collect, analyze and report trial results;

•	the cost, timing and outcome of regulatory review;

•	potential changes by the FDA in clinical trial and NDA filing requirements for testosterone replacement therapies; and

•	unanticipated safety issues that may prolong the Phase 3 trial.

We also expect to incur significant manufacturing costs to prepare validation batches of finished product and customary regulatory costs associated with the preparation and filing of our NDA, if and when submitted, which will be significant. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

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

Summary of Research and Development Expense

Our research and development efforts have primarily been focused on LPCN 1021, and until March 2012, all research and development costs related to that product candidate were incurred by Abbott. However, we incur significant costs for our other product candidates and programs. The following table summarizes our research and development expenses:

	Years ended December 31,
	2013	2012
External service provider costs:
LPCN 1021	$2,935,989	$3,877
LPCN 1111	35,249	252,873
LPCN 1107	182	92,807
Other product candidates	2,514	19,996
Total external service provider costs	2,973,934	369,553
Internal personnel costs	1,704,835	1,386,189
Other research and development costs	444,095	525,454
Total research and development	$5,122,864	$2,281,196

External service provider costs under a collaborative product development agreement are recorded net of reimbursement. A total of $468,000 and $759,000 was reimbursed under the agreement during the years ended December 31, 2013 and 2012 and recorded net in research and development expense. In July 2013, we assigned the collaborative agreement to an affiliated entity as described in Note 11 of the “Notes to Consolidated Financial Statements”.

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

We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems and other costs. In addition, if our pivotal Phase 3 trial of LPCN 1021 is successful and we then prepare and file our NDA for LPCN 1021, we expect general and administrative expenses to increase as we incur costs of pre-commercialization and, potentially, commercialization activities.

Reverse Merger Costs

Reverse merger costs relate to external expenses associated with our reverse merger with Marathon Bar on July 24, 2013. Reverse merger costs consist primarily of professional fees for accounting, legal, printing and transfer agent services. Additionally reverse merger costs include the cost related to the purchase of the Marathon Bar shell company.

Settlement for Termination of Certain Rights in Stock Purchase Agreement

Settlement for termination of certain rights in stock purchase agreement relates to stock issuance expenses associated with terminating certain rights, including anti-dilution provisions, in our stock purchase agreement with an existing shareholder on July 24, 2013.

Other Income, Net

Other income, net consists primarily of interest earned on our cash and cash equivalents.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

The following table summarizes our results of operations for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012	Variance
License and milestone revenue	$-	$7,523,438	$(7,523,438)
Research revenue	-	186,233	(186,233)
Research and development expenses	5,122,864	2,281,196	2,841,668
General and administrative expenses	3,635,690	1,551,199	2,084,491
Reverse merger costs	1,011,630	-	1,011,630
Settlement for termination of certain rights in stock purchase agreement	913,446	-	913,446
Other income, net	38,476	10,313	28,163
Income tax benefit (expense)	55,048	(684)	55,732

License and Milestone Revenue

The decrease in license and milestone revenue in the year ended December 31, 2013 is primarily due to the termination of our license and collaboration agreement with Abbott in March 2012. The entire balance of deferred revenue was recognized in the first quarter of 2012 as we no longer had any future performance obligations under the agreement.

Research Revenue

The decrease in research revenue in the year ended December 31, 2013 is primarily due to the termination of our license and collaboration agreement with Abbott in March 2012.

Research and Development Expenses

The increase in research and development expenses in the year ended December 31, 2013 was primarily due to an increase in external contract manufacturing, contract research and other outside research and development costs related to our product candidates of $2.6 million and higher personnel costs of $318,000.  The increase in personnel cost was primarily due to the following: bonuses awarded to employees totaling $194,000; an increase of $263,000 in stock-based compensation due to the modification of stock options in January 2013, acceleration of stock-compensation in 2013 on performance based awards due to the probability of achieving the milestone and new stock grants; overall salary increases of research and development employees; offset by a reduction of $139,000 in personnel costs due to the total number of research and development employees decreasing between 2012 and 2013. The increase in research and development expenses in the year ended December 31, 2013 was partially offset by a decrease in expenses allocated to research and development of $81,000 as research and development employees as compared to total employees decreased between in 2013 and 2012.

General and Administrative Expenses

The increase in general and administrative expenses in the year ended December 31, 2013 was primarily due to an increase in professional fees, including legal, accounting, audit and investor relation services of $920,000 in preparation for and becoming a public company; increased other general and administrative expenses, including director and officer insurance and Delaware Franchise Tax of $172,000; and higher personnel costs of $992,000.  The increase in personnel cost was primarily due to the following: bonuses awarded to employees and directors totaling $228,000; an increase of $589,000 in stock-based compensation due to the modification of stock options in January 2013 and acceleration of stock-compensation in 2013 on performance based awards due to the probability of achieving the milestone and new stock grants; and overall salary increases of general and administrative employees of $175,000, which includes the addition of our Chief Financial Officer beginning in September 2013.

Reverse Merger Costs

The increase in reverse merger costs in the year ended December 31, 2013 relates to the Merger with Marathon Bar which closed on July 24, 2013 and is comprised of $340,000 for the cost of the Marathon Bar shell, $527,000 in legal services, $98,000 in accounting services, $38,000 in printer fees and $9,000 in other miscellaneous expenses.

Settlement for Termination of Certain Rights in Stock Purchase Agreement

The increase in settlement for termination of certain rights in stock purchase agreement in the year ended December 31, 2013 relates to 152,241 shares of common stock issued to an existing shareholder on July 24, 2013 for the termination of certain rights included in a stock purchase agreement, including an anti-dilution provision.

Other Income, Net

The increase in other income, net, primarily reflects increased interest earned on a larger balance in cash and cash equivalents as a result of our offerings of common stock in July 2013 and November 2013.

Income Tax Benefit (Expense)

The decrease in income tax expense relates to a reversal of accrued income taxes payable in 2013 due to the reversal of an uncertain tax position taken by us in a prior period.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our lead product candidate LPCN 1021 and further clinical development of LPCN 1111 and LPCN 1107 and our other programs and continue our research efforts.

As of December 31, 2013 we had $45.3 million of cash and cash equivalents compared to $5.4 million at December 31, 2012. On July 30, 2013, we issued and sold in a private placement an aggregate of 6,336,664 shares of our common stock to certain accredited investors. We received net proceeds of approximately $35.7 million. Additionally on November 29, 2013, and December 6, 2013, we issued and sold in an underwritten common stock offering an aggregate of 1,715,800 shares of our common stock.  We received net proceeds of approximately $12.5 million.   We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for the year ending December 31, 2014.  While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements beyond December 31, 2014, we will need to raise additional capital at some point to support our operations, long-term research and development and commercialization of our products.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical studies. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

	Years ended December 31,
	2013	2012
Cash used in operating activities	$(8,588,456)	$(3,178,393)
Cash used in investing activities	(1,206)	(12,316)
Cash provided by financing activities	48,476,246	-

Operating Activities

Cash used in operating activities was $8.6 million for the year ended December 31, 2013, and $3.2 million for the year ended December 31, 2012, an increase of $5.4 million. Included in the increase was a $14.5 million decrease in net income, a $314,000 decrease in accounts receivable, a $684,000 decrease in prepaid expenses and other assets and a $56,000 increase in income taxes payable. The changes were partially offset by a $7.5 million decrease in deferred revenues, a $852,000 increase in stock-based compensation, a $913,446 increase in non-cash expense for settlement for termination of certain rights in stock purchase agreement and a $853,000 increase in accounts payable and accrued expenses.

Investing Activities

Investing activities consist primarily of purchases of property and equipment. We acquired $1,000 of property and equipment during the year ended December 31, 2013 compared to $12,000 during the year ended December 31, 2012.

Financing Activities

Cash provided by financing activities was $48.5 million during the year ended December 31, 2013, primarily relating to the sale of common stock in an offering to accredited investors in July 2013 and the sale of common stock in an underwritten transaction in November and December 2013. In addition, we received proceeds from stock option exercises totaling $11,000 and used cash to purchase restricted shares from employees totaling $53,000. We had no financing activities during the year ended December 31, 2012.

Contractual Commitments and Contingencies

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. Our lease expires in November 2014. We have an option to renew the lease for an additional two years. Our remaining commitment in 2014 under this lease is $247,841.

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

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more detail in Note 3 of our annual financial statements included in this filing, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition
Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. We recognize license and other up-front fees as earned. Milestone payments are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development agreements are recognized on a ratable basis as services are performed. Any amounts received in advance of performance are recorded as deferred revenue until earned.

We may enter into arrangements with collaboration partners that sometimes involve multiple deliverables. These arrangements may contain one or more of the following elements: license and other up-front fees, contract research and development services, milestone payments and royalties. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. When deliverables are separable, consideration is allocated to the separate units of accounting based upon the relative selling price method, and appropriate revenue recognition principles are applied to each unit. When we determine that the arrangement should be accounted for as a single unit of accounting, revenue is recognized over the period for which performance obligations will be performed.

Up-front, nonrefundable fees and milestone payments we receive under license and collaboration arrangements that include future obligations, in whatever form, are recognized ratably over the expected performance period under each respective arrangement. Under these arrangements, we make our best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these extended collaboration arrangements, significant judgment is required to determine the duration of the performance period. For license and collaboration arrangements where no future obligations exist, up-front, nonrefundable fees and milestone payments are recognized when received. Any amounts received in advance of performance are recorded as deferred revenue until recognized.

We may provide research and development services under collaboration arrangements to advance the development of jointly owned products. We record the expenses incurred and reimbursed on a net basis in research and development expense.

As of December 31, 2013, we do not have any active collaboration agreements except for an agreement to provide joint research and development services which was assigned to Spriaso LLC as described in Note 4 of Lipocine Inc.’s annual financial statements included in this filing.

Accrued Research and Development Expenses
We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our expense accruals for contract research, contract manufacturing and other contract services are based on estimates of the fees associated with services provided by the contracting organizations. Payments under some of the contracts we have with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Subsequent changes in estimates may result in a material change in our accruals.

Stock-Based Compensation
We recognize stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under our Incentive Plan to employees and nonemployee members of our board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, we have granted performance-based stock option awards and restricted stock grants, which vest based upon our satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, we estimate that these options will vest, which is based on whether we consider the options’ performance conditions to be probable of attainment. Our estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods.

During January 2013, we modified 907,336 existing time-vested and performance-based stock options by lowering the exercise price to $2.81 on a post merger basis. Additionally, we modified the vesting terms for our unvested performance-based stock options and unvested restricted stock to vest on the earlier of the first dosing in the pivotal clinical study for our lead drug candidate, or 50% in January 2014 and 50% in January 2015. Compensation expense of $422,000 was recorded as a result of modifications. During 2013 we determined that it was probable that the performance milestone related to the unvested stock options and restricted stock would occur. As a result, the remaining compensation expense between the date the milestone became probable and the expected milestone date is being recognized over that period. In addition, we grant stock options to nonemployee consultants from time to time in exchange for services performed for us. Equity instruments granted to nonemployees are subject to periodic revaluation over their vesting terms.

We use the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of December 31, 2013, there was $1.0 million of  total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our Incentive Plan.

New Accounting Standards

Refer to Note 12 in “Notes to Consolidated Financial Statements” for a discussion of new accounting standards.

Off-Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LIPOCINE INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lipocine Inc.:

We have audited the accompanying consolidated balance sheets of Lipocine Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lipocine Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Salt Lake City, Utah
March 31, 2014

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$45,263,698	$5,377,114
Prepaid and other current assets	770,030	90,934
Related-party receivable	-	3,815

Total current assets	46,033,728	5,471,863

Property and equipment, net	28,794	49,355
Other assets	45,000	45,000

Total assets	$46,107,522	$5,566,218

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,027,021	$87,027
Accrued expenses	256,754	107,950
Income taxes payable	-	17,836

Total current liabilities	1,283,775	212,813

Income taxes payable, noncurrent	-	37,212

Total liabilities	1,283,775	250,025

Commitments and contingencies (notes 7 and 10)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 12,668,393 and 4,455,790 issued and outstanding	1,267	446
Additional paid-in capital	92,686,881	42,590,042
Accumulated deficit	(47,864,401)	(37,274,295)

Total stockholders’ equity	44,823,747	5,316,193

Total liabilities and stockholders’ equity	$46,107,522	$5,566,218

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ending December 31, 2013 and 2012

	2013	2012
Revenues:
License and milestone revenue	$-	$7,523,438
Research revenue	-	186,233
Total revenues	-	7,709,671

Operating expenses:
Research and development	5,122,864	2,281,196
General and administrative	3,635,690	1,551,199
Reverse merger costs	1,011,630	-
Settlement for termination of certain rights in stock purchase agreement	913,446	-
Total operating expenses	10,683,630	3,832,395
Operating income (loss)	(10,683,630)	3,877,276
Other income, net	38,476	10,313
Income (loss) before income tax expense	(10,645,154)	3,887,589
Income tax benefit (expense)	55,048	(684)
Net income (loss)	$(10,590,106)	$3,886,905

Basic earnings (loss) per share attributable to common stock	$(1.44)	$0.85

Weighted average common shares outstanding, basic	7,363,076	4,455,790

Diluted earnings (loss) per share attributable to common stock	$(1.44)	$0.85

Weighted average common shares outstanding, diluted	7,363,076	4,455,790

Comprehensive income (loss)	$(10,590,106)	$3,886,905

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ending December 31, 2013 and 2012

	Common Stock		Additional		Total
	Number		paid-in	Accumulated	stockholders’
	of shares	Amount	capital	deficit	equity
Balances at December 31, 2011	4,455,790	$446	$42,462,554	$(41,161,200)	$1,301,800

Net income	-	-	-	3,886,905	3,886,905

Stock-based compensation	-	-	127,488	-	127,488

Balances at December 31, 2012	4,455,790	$446	$42,590,042	$(37,274,295)	$5,316,193

Net loss	-	-	-	(10,590,106)	(10,590,106)

Stock-based compensation	-	-	979,151	-	979,151

Option exercises	3,761	-	10,575	-	10,575

Vesting of restricted stock awards	7,763	1	(1)	-	-

Repurchase and retirement of common stock	(8,626)	(1)	(53,099)	-	(53,100)

Issuance of common stock in private offering	6,336,664	634	35,709,011	-	35,709,645

Issuance of common stock in offering	1,715,800	172	12,537,771	-	12,537,943

Common stock issued in reverse merger	5,000	-	-	-	-

Issuance of common stock for termination of certain rights in stock purchase agreement	152,241	15	913,431	-	913,446

Balances at December 31, 2013	12,668,393	$1,267	$92,686,881	$(47,864,401)	$44,823,747

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ending December 31, 2013 and 2012

	2013	2012

Cash flows from operating activities:
Net income (loss)	$(10,590,106)	$3,886,905
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	21,767	42,566
Forgiveness of related party receivable	3,815	-
Stock-based compensation expense	979,151	127,488
Settlement for termination of certain rights in stock purchase agreement	913,446	-

Changes in operating assets and liabilities:
Accounts receivable	-	313,753
Prepaid and other current assets	(679,096)	4,732
Related party receivable	-	4,676
Accounts payable	668,811	(60,131)
Accrued expenses	148,804	24,371
Income taxes payable	(55,048)	684
Deferred revenues	-	(7,523,437)
Cash used in operating activities	(8,588,456)	(3,178,393)

Cash flows from investing activities:
Purchases of property and equipment	(1,206)	(12,316)
Cash used in investing activities	(1,206)	(12,316)

Cash flows from financing activities:
Proceeds from stock option exercises	10,575	-
Net proceeds from PIPE common stock offering	35,709,645	-
Net proceeds from common stock offering	12,809,126	-
Purchase of restricted stock from employees	(53,100)	-
Cash provided by financing activities	48,476,246	-

Net increase (decrease) in cash and cash equivalents	39,886,584	(3,190,709)
Cash and cash equivalents at beginning of period	5,377,114	8,567,823
Cash and cash equivalents at end of period	$45,263,698	$5,377,114

Supplemental disclosure of non-cash investing and financing activities:
Accrued common stock offering costs	$271,183	$-

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

(1)	Description of Business

Lipocine Inc. (“Lipocine” or the “Company”) is engaged in research and development for the delivery of drugs using its proprietary delivery technology. The Company’s principal operation is to provide oral delivery solutions for existing drugs. Lipocine develops its own drug candidates or it develops drug candidates on behalf of or in collaboration with corporate partners. The Company has funded operating costs primarily through collaborative license, milestone and research arrangements, through federal grants and through the sale of equity securities. The Company is incorporated under the laws of the State of Delaware.

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

The Merger is accounted for as a reverse-merger and recapitalization. Lipocine Operating is the acquirer for financial reporting purposes and Marathon Bar is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Lipocine Operating and are recorded at the historical cost basis of Lipocine Operating, and the consolidated financial statements after completion of the Merger include the assets, liabilities and operations of Marathon Bar and Lipocine Operating (“Combined Company”), from the closing date of the Merger. Therefore, the historical equity accounts and awards of Lipocine, including par value per share, share and per share numbers included in the 2012 financial statements, have been adjusted to reflect the number of shares received in the Merger.

(3)	Summary of Significant Accounting Policies

(a)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to revenue recognition; stock-based compensation; valuation of deferred taxes; income tax uncertainties; and the useful lives of property and equipment.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Cash equivalents were $1.9 million and $2.7 million for December 31, 2013 and 2012.

(c)	Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest.  A single customer represented 100% of license and milestone revenues for the years ended December 31, 2012 and 100% of research revenue for the years ended December 31, 2012.

The Company maintains an allowance for doubtful accounts for estimated losses. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and their customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company had no write-offs in 2013 and 2012 and the Company did not record an allowance for doubtful accounts as of December 31, 2013 and 2012 as there were no accounts receivable outstanding. The Company does not have any off-balance-sheet credit exposure related to its customers.

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

(3)     Summary of Significant Accounting Policies – (continued)

The related-party receivable represents amounts due from an employee as of December 31, 2012. The employee was current in payments as of December 31, 2012, but subsequent to year-end the employee no longer works for the Company and the balance was forgiven in February 2013.

(d)	Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company recognizes up-front license fees as earned. Milestone payments are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development agreements are recognized on a ratable basis as services are performed. Any amounts received in advance of performance are recorded as deferred revenue until earned.

The Company enters into arrangements with collaboration partners that sometimes involve multiple deliverables. These arrangements may contain one or more of the following elements: license and other up-front fees, contract research and development services, milestone payments and royalties. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. When deliverables are separable, consideration is allocated to the separate units of accounting based upon the relative selling price method, and appropriate revenue recognition principles are applied to each unit. When the Company determines that the arrangement should be accounted for as a single unit of accounting, revenue is recognized over the period for which performance obligations will be performed.

Up-front, nonrefundable fees and milestone payments received by the Company under license and collaboration arrangements that include future obligations, in whatever form, are recognized ratably over the expected performance period under each respective arrangement. Under these arrangements, the Company makes its best estimate of the period over which it expects to fulfill its performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these extended collaboration arrangements, significant judgment is required to determine the duration of the performance period. For license and collaboration arrangements where no future performance obligations exist, up-front, nonrefundable fees and milestone payments are recognized when received. Any amounts received in advance of performance are recorded as deferred revenue until recognized.

The Company may provide research and development services under collaboration arrangements to advance the development of jointly owned products. The Company records the expenses incurred and reimbursed on a net basis.

(e)	Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Maintenance and repairs that do not extend the life or improve the asset are expensed in the year incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years for laboratory and office equipment, three years for computer equipment and software, and seven years for furniture and fixtures.

(f)	Accounting for Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount, or fair value, less costs to sell.

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

(3)	Summary of Significant Accounting Policies – (continued)

(g)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of its income tax expense.

(h)	Share-Based Payments

The Company recognizes stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under the Company’s Incentive Plan to employees and nonemployee members of the Company’s board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, the Company has granted performance-based stock option awards and restricted stock grants, which vest based upon the Company satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, the Company estimates that these options will vest, which is based on whether the Company considers the options’ performance conditions to be probable of attainment. The Company’s estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods. In addition, the Company grants stock options to nonemployee consultants from time to time in exchange for services performed for the Company. Equity instruments granted to nonemployees are subject to periodic revaluation over their vesting terms.

On January 31, 2013, the Company modified 907,336 existing time-vested and performance stock options by lowering the exercise price to $2.81. Additionally, the Company modified the vesting terms for its unvested performance stock options and unvested restricted stock to vest on the earlier of the first dosing in the pivotal clinical study for its lead drug candidate, or 50% on January 31, 2014 and 50% on January 31, 2015. Compensation expense of $422,000 was recorded as a result of the modifications.  In August 2013, the Company determined that it was probable that the performance milestone related to these unvested stock options and restricted stock awards would occur. As a result, the remaining compensation expense between the date the milestone became probable and the expected milestone date of February 2014 is being recognized ratably over that period.

 The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $979,000 and $127,000 for the years ended December 31, 2013 and 2012, allocated as follows:

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

(3)	Summary of Significant Accounting Policies – (continued)

	Years ended December 31,
	2013	2012
Research and development	$303,177	$40,414
General and administrative	675,974	87,074
	$979,151	$127,488

In 2013, the Company issued 354,027 stock options, 15,000 restricted stock units and 12,000 restricted stock awards.  In 2012, the Company did not issue any stock-based compensation awards.

Key assumptions used in the determination of the fair value of stock options granted are as follows:

Expected Term: The expected term represents the period that the stock-based awards are expected to be outstanding. Due to limited historical experience of similar awards, the expected term was estimated using the simplified method in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for awards with stated or implied service periods. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. For awards with performance conditions, and that have the contractual term to satisfy the performance condition, the contractual term was used.

Risk-Free Interest Rate: The risk-free interest rate used was based on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term.

Expected Dividend: The expected dividend assumption is based on management’s current expectation about the Company’s anticipated dividend policy. The Company does not anticipate declaring dividends in the foreseeable future.

Expected Volatility: Since the Company does not have sufficient trading history, the volatility factor was based on the average of similar public companies. When selecting similar companies, the Company considered the industry, stage of life cycle, size, and financial leverage.

No stock options were granted in 2012. For options granted in 2013, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

2013
Expected term	5.88 years
Risk-free interest rate	1.38%
Expected dividend yield	—
Expected volatility	68.27%

 LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

(3)	Summary of Significant Accounting Policies – (continued)

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation requires the Company to recognize compensation expense for the portion of options that are expected to vest. Therefore, the Company applied estimated forfeiture rates that were derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

As of December 31, 2013, there was $1.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 0.91 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the year ended December 31, 2013 was approximately $2.92.

(i)	Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Quoted prices for identical instruments in active markets.

•
Level 2 Inputs: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuation in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 Inputs: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

For prepaid and other current assets, related-party receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments.

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

(3)	Summary of Significant Accounting Policies – (continued)

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012:

		Fair value measurements at reporting date using
	December 31,
	2013	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents-money market funds	$1,933,480	$1,933,480	$-	$-
	$1,933,480	$1,933,480	$-	$-

		Fair value measurements at reporting date using
	December 31,
	2012	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents-money market funds	$2,686,727	$2,686,727	$-	$-
	$2,686,727	$2,686,727	$-	$-

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly rated money market funds with original maturities to the Company of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents as Level 1.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 for the years ended December 31, 2013 or 2012.

(j)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the year ended December 31, 2013 and 2012 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, and unvested restricted stock to the extent such shares are dilutive.

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

(3)	Summary of Significant Accounting Policies – (continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2013 and 2012. The allocation of undistributed earnings (losses) to common stock in the table below excludes zero for the year ended December 31, 2013 and $85,209 of net income allocated to the participating securities for the year ended December 31, 2012.

	Years ended December 31,
	2013	2012
Basic earnings (loss) per share attributable to common stock:
Numerator
Net income (loss)	$(10,590,106)	$3,801,696

Denominator
Weighted avg. common shares outstanding	7,363,076	4,455,790

Basic earnings (loss) per share attributable to common stock	$(1.44)	$0.85

Diluted earnings (loss) per share attributable to common stock:
Numerator
Net income (loss)	$(10,590,106)	$3,801,696
Denominator
Weighted avg. common shares outstanding	7,363,076	4,455,790

Diluted earnings (loss) per share attributable to common stock	$(1.44)	$0.85

The computation of diluted earnings per share for the years ended December 31, 2013 and 2012 does not include the following unvested restricted stock awards, restricted stock units, stock options and warrants to purchase shares in the computation of diluted earnings per share because these instruments were antidilutive:

	December 31,
	2013	2012

Stock options	1,264,345	946,281
Unvested resticted stock	103,784	99,869
Unvested resticted stock units	15,000	-
Warrants	20,467	20,467

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

(3)	Summary of Significant Accounting Policies – (continued)

(l)	Segment Information

The Company is a single reportable segment engaged in research and development for the delivery of drugs using its proprietary delivery technology. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The chief operating decision maker made such decisions and assessed performance at the company level, as one segment.

(m)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries. The Company eliminates all intercompany accounts and transactions in consolidation.

(4)	Collaborative Agreements

(a)	Abbott Products, Inc.

On May 15, 2009, the Company granted an exclusive license to Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) to certain rights to its intellectual property in exchange for an up-front license fee of $4.0 million, certain specified payments upon achievement of various development and commercial milestones or the passage of time and also a royalty on related net sales. The Company also received research revenue for services rendered during the development period and reimbursement of out-of-pocket expenses.

The Company received the up-front fee of $4.0 million in 2009 and milestone payments, related solely to the passing of time and not the achievement of any of the development or commercial milestones, totaling $3.0 million and $2.0 million in 2011 and 2010. The up-front license fee and milestone payments were recorded as a single unit of account, as the delivered technology does not have stand-alone value. Total consideration was recorded using cumulative catch-up method as payments were deemed collectible over the estimated term of the contract for which the Company has continuing performance obligations. The agreement was terminated effective March 29, 2012, and the balance of deferred revenue of $7.5 million was recognized as licensing and milestone revenue in 2012. The Company also earned research revenue under the agreement of zero and $186,000 in 2013 and 2012.

As part of the termination, the Company  reacquired the rights to the intellectual property from Abbott in March 2012. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1.5% royalty on net sales should Lipocine decide to use certain Solvay/Abbott formulations or a perpetual 1% royalty on net sales should Lipocine use data generated during the term of the Solvay/Abbott agreement in any regulatory filings for a product. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the years ended December 31, 2013 and 2012.

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

(4)	Collaborative Agreements – (continued)

(b)	Nexgen Pharma, Inc.

On May 21, 2011, the Company entered into a collaborative product development agreement with Nexgen Pharma, Inc. (“Nexgen”). Under the agreement, the parties agreed to jointly develop certain products for the treatment of coughs and colds and to share future revenues from those products. Nexgen agreed to reimburse the Company at cost for all future clinical costs incurred in the development of the products. A total of $468,000 and $759,000 was reimbursed for related expenses under the agreement in 2013 and 2012 and recorded net in research and development expense. The Company was responsible for certain new drug application (“NDA”) filing costs with the Food and Drug Administration (“FDA”) under terms of this contract and, additionally, would participate on a joint steering committee with Nexgen for the development, regulatory, and manufacturing strategy of product candidates. On July 23, 2013 the Company transferred all rights and obligations under this agreement to Spriaso, LLC (see note 11).

(c)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $3.4 million and $1.1 million under these agreements in 2013 and 2012 and has recorded these expenses in research and development expenses.

(5)	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2013	2012
Lab and office equipment	$36,755	$35,549
Computer equipment and software	960,044	960,044
Furniture and fixtures	51,404	51,404
	1,048,203	1,046,997
Less accumulated depreciation	(1,019,409)	(997,642)
	$28,794	$49,355

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $22,000 and $43,000.

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

(6)	Income Taxes
(a)	Income Tax Expense Income tax expense consists of:

	Current	Deferred	Total
Year ended December 31, 2013:
U.S. federal	$(55,148)	$-	$(55,148)
State and local	100	-	100
	$(55,048)	$-	$(55,048)
Year ended December 31, 2012:
U.S. federal	$584	$-	$584
State and local	100	-	100
	$684	$-	$684

(b)
Tax Rate Reconciliation Income tax benefit was $55,000 for the year ended December 31, 2013 and income tax expense was $1,000 for the year ended December 31, 2012, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	December 31,
	2013	2012
Computed “expected” tax expense (benefit)	$(3,619,353)	$1,321,780
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(493,355)	(1,365,408)
Loss of tax attributes due to change in ownership	3,540,653	-
Transaction fees	394,803	-
Settlement for termination of stock rights	310,572	-
State and local income taxes, net of federal income
tax benefit	66	66
Stock expense	85,270	32,336
Research and development tax credits	(227,189)	-
Other, net	(46,515)	11,910
	$(55,048)	$684

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

(6)	Income Taxes – (continued)
(c)	Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below.

	December 31,
	2013	2012
Deferred tax assets:
Stock-based compensation	$1,152,904	$859,095
Net operating loss carryforwards	10,041,416	9,216,044
Employee benefits	59,505	38,927
Alternative-minimum tax credit carryforwards	-	17,635
Research and development tax credits	410,490	1,210,405
Other deductible tempory differences	-	280,872
Total gross deferred tax assets	11,664,315	11,622,978
Less valuation allowance	(11,660,247)	(11,619,578)
Net deferred tax assets	4,068	3,400
Deferred tax liabilities:
Plant and equipment	(4,068)	(3,400)
Total gross deferred tax liabilities	(4,068)	(3,400)
Net deferred tax liabilities	$-	$-

On January 2, 2013, the American Taxpayer Relief Act of 2012, which includes a reinstatement of the federal research and development credit for the tax year ended December 31, 2012, was signed into law. The Company has recorded no retroactive benefits for years prior to 2013 related to the reinstatement due to their change of ownership.

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $11.7 million and $11.6 million. The net change in the valuation allowance was an increase of $41,000 in 2013 and a decrease of $1.5 million in 2012. A valuation allowance has been provided for the full amount of the Company’s net deferred tax assets as the Company believes it is more likely than not that these benefits will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.

During the year ended December 31, 2013, the Company experienced a change in ownership, as defined by the Internal Revenue Code, as amended (the “Code”) under Section 382.  A change of ownership occurs when ownership of a company increases by more than 50 percentage points over a three-year testing period of certain stockholders.  As a result of this ownership change we determined that our annual limitation on the utilization of our federal net operating loss (“NOL”) and credit carryforwards is approximately $1.1 million per year.  We will only be able to utilize $20.2 million of our pre-ownership change NOL carryforwards and will forgo utilizing $6.2 million of our pre-ownership change NOL carryforwards and $1.2 million of our pre-change credit carryforwards as a result of this ownership change.  We do not account for forgone NOL and credit carryovers in our deferred tax assets and only account for the NOL and credit carryforwards that will not expire unutilized as a result of the restrictions of Code Section 382.

As of December 31, 2013, we had NOL, and research and development credit carryforwards for U.S. federal income tax reporting purposes of approximately $25.0 million, and $144,000,  respectively. Approximately $10.2 million of the NOLs will begin to expire in 2023 with the balance expiring from 2024 through 2033; the research and development credits will expire in 2033.

We also have state NOL and research and development credit carry-forwards of approximately $31.1 million and $267,000, respectively. Approximately $12.4 million of the Company's  state NOLs expire in 2018 with the remaining balance expiring from 2019 through 2028. The state research and development credits expire in 2023 through 2027.

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(6)	Income Taxes – (continued)

The Company's federal and state income tax returns for December 31, 2010 through 2013 are open tax years.

A reconciliation of the beginning and ending amount of total unrecognized tax contingencies, excluding interest and penalties, for the years ended December 31, 2013 and 2012 are as follows:

	December 31
	2013	2012
Balance, beginning of year	$28,304	$28,304
Balance, end of year	$-	$28,304

Included in the balance of total unrecognized tax contingencies at December 31, 2013 and 2012 are potential contingencies of $0 and $37,000, which includes interest and penalties that if recognized, would affect the effective rate. Cumulative interest and penalties associated with unrecognized tax consequences is $0 and $9,000, for December 31, 2013 and 2012. Interest associated with unrecognized tax contingencies, recognized as a component of income tax expense was $0 and $1,000 for the years ended December 31, 2013 and 2012. The unrecognized tax contingency has been reversed in the 2013 tax provision to reflect the Company’s ability to afford itself of tax law which negates the contingency.

(7)	Leases

On August 6, 2004, the Company assumed a noncancelable operating lease for office space and laboratory facilities. Under the lease the Company pays a pro-rata share of property taxes, insurance, and common area maintenance. On June 21, 2011, the Company agreed to extend the lease through November 30, 2014 and has the option to renew for an additional two years.

Future minimum lease payments under the noncancelable operating lease as of December 31, 2013 are:

Operating
leases
Year ending December 31:
2014	$247,841
Total minimum lease payments	$247,841

The Company’s rent expense was $356,000 and $348,000 for the years ended December 31, 2013 and 2012.

(8)	Stockholders’ Equity

(a)	Issuance of Common Stock

On July 24, 2013, the Company issued 152,241 shares of common stock to an existing shareholder for the termination of certain rights, including an anti-dilutive provision, contained in its stock purchase agreement.  As a result of the common stock issuance, the Company recorded an operating expense of $913,446 during the year ended December 31, 2013.

On July 30, 2013, the Company sold 6,336,664 shares of common stock to certain accredited investors. Net proceeds to the Company from the sale totaled approximately $35.7 million, after deducting the direct and incremental expenses of the offering and the commissions in connection with the offering paid by the Company of $2.3 million. On November 29, 2013 and December 6, 2013, the Company sold 1,715,800 shares of common stock in an underwritten offering.   Net proceeds to the Company from the sale totaled approximately $12.5 million, after deducting the direct and incremental expenses of the offering and the commissions in connection with the offering paid by the Company of $1.6 million.

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(8)	Stockholders’ Equity – (continued)

(b)	Stock Option Plan

In January 2011, the board of directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) that provides for the granting of nonqualified and incentive stock options, restricted stock units and restricted stock. The 2011 Plan assumed all of the obligations, which existed under the previous 2000 Stock Option Plan. Under the 2011 Plan, the Company has granted nonqualified and incentive stock options for the purchase of common stock to directors, employees and nonemployees providing services to the Company. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. An aggregate of 1,783,292 shares are authorized for issuance under the amended 2011 Plan, with 304,673 shares remaining available for grant as of December 31, 2013.

A summary of stock option activity is as follows:

	Outstanding stock options

		Weighted
	Number of	average exercise
	shares	price
Balance at December 31, 2012	946,281	$3.07
Options granted	354,027	4.29
Options exercised	(3,761)	2.81
Options forfeited	(8,610)	5.53
Options cancelled	(23,592)	11.25
Balance at December 31, 2013	1,264,345	3.25

Options exercisable at December 31, 2013	915,627	2.84

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

Options outstanding				Options exercisable
	Weighted				Weighted
	average				average
	remaining	Weighted			remaining	Weighted
	contractual	average			contractual	average
Number	life	exercise	Aggregate intrinsic	Number	life	exercise	Aggregate
outstanding	(Years)	price	value	exerciseable	(Years)	price	intrinsic value

1,264,345	7.65	$3.25	$6,330,494	915,627	7.15	$2.84	$4,960,933

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the years ended December 31, 2013 was $12,000.  No stock options were exercised in 2012.  During January 2013, the Company modified 907,336 existing time-vested and performance based stock options of fifteen employees and non-employee directors by lowering the exercise price to $2.81. Additionally, the Company modified the vesting terms for its unvested performance based stock options and unvested restricted common stock of fifteen employees and non-employee directors to vest on the earlier of the first closing in the pivotal clinical study for its lead drug candidate, or 50% on January 31, 2014 and 50% on January 31, 2015. Compensation expense of $422,000 was recorded as a result of the modifications.

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(8)       Stockholders’ Equity – (continued)

(c)	Restricted Common Stock

In 2010, the Company issued 112,720 shares of restricted common stock to employees. Ten percent of the issued restricted common stock vested on December 31, 2011.  The remaining ninety percent of the restricted shares were modified on January 31, 2013 to vest on the earlier of the first dosing in the pivotal clinical study for its lead drug candidate, or 50% on January 31, 2014 and 50% on January 31, 2015.  Compensation expense was recorded as a result of the modification (see note 8(b)). The grant date fair value of these shares when issued was $5.75 per share. The Company includes unvested restricted stock in outstanding shares for financial reporting purposes when the awards vest.

On June 28, 2013, the Company accelerated the vesting of 7,763 shares of restricted common stock  and repurchased a combined total of 8,626 shares of common stock from six employees at a price of $6.16 per share. The acceleration of the vesting resulted in the recognition of $16,000 in stock-based compensation expense. The repurchased shares were retired during the reverse merger and charged against additional paid-in-capital (see note 2).

On September 16, 2013, the Company issued 12,000 shares of restricted common stock to an employee. These shares vest over time with one-third vesting on the one-year anniversary of award, with the balance vesting monthly on a pro-rata basis over the subsequent two years.

A summary of restricted common stock activity is as follows:

Number of unvested
restricted shares

Balance at December 31, 2012	99,869
Granted	12,000
Vested	(7,763)
Cancelled	(322)
Balance at December 31, 2013	103,784

(d)	Restricted Stock Units

On December 10, 2013, the Company issued 15,000 shares of restricted stock units to employees. These units cliff vest on December 31, 2014.

A summary of restricted stock unit activity is as follows:

Restricted
Stock Units

Balance at December 31, 2012	-
Granted	15,000
Vested	-
Cancelled	-
Balance at December 31, 2013	15,000

(e)	Warrants

For charitable purposes, on December 23, 2003, the Company granted warrants to a local university for 20,467 shares of common stock at a price of $12.21 per share with an original expiration date of December 31, 2010. In January 2011, the Company extended the term to December 31, 2015 at the same price.

LIPOCINE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(9)	401(k) Plan

On January 1, 2002, the Company adopted a tax qualified employee savings and retirement plan (the “401(k) Plan”) covering eligible employees. Pursuant to the 401(k) Plan, employees may elect to reduce current compensation by a percentage of eligible compensation, not to exceed legal limits, and contribute the amount of such reduction to the 401(k) Plan. The 401(k) Plan permits but does not require additional matching and profit sharing contributions to the 401(k) Plan by the Company on behalf of the participants. The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 2013 and 2012.

(10)	Commitments and Contingencies

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

(11)	Agreement with Spriaso, LLC

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, LLC (“Spriaso”), a related-party that is majority-owned by the current directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with Nexgen. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company will provide facilities and up to 10 percent of the services of certain employees to Spriaso for a period of up to 18 months. The Company may provide additional services to be charged at cost to Spriaso. Spriaso may file its first NDA prior to the Company filing its first NDA and as an affiliated entity it will use up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA.  Spriaso is considered a variable interest entity under FASB Accounting Standards Codification ("ASC") Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(12)	Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to ASC Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations where a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public companies. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

(13)	Subsequent Events

On January 6, 2014, the Company's Board of Directors appointed three new independent members to its Board.  In conjunction with these appointments, two members of the Company's Board of Directors retired from service.  Additionally on this date, the Company accelerated the vesting of outstanding equity awards held by the retiring directors and extended the exercisability to three years on all vested equity awards for the retiring directors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures" within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Our Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were not effective as of December 31, 2013.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide our management and board of directors reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in  Internal Control-Integrated Framework (1992). In connection with this evaluation, we identified two material weaknesses in our internal control over financial reporting which existed previously. The first material weakness relates to an insufficient number of accounting professionals with the necessary knowledge, experience and training to adequately prepare, record, and review significant complex transactions and valuations (such as revenue recognition, stock based compensation, and earnings per share) and prepare financial statements in accordance with generally accepted accounting principles in a timely manner. The second material weakness relates to insufficient process level controls designed to record our accounts under the accrual basis of accounting, resulting in material errors in recorded expenses, accounts payable and accrued liabilities. See Item 1A Risk Factors in Part I of this report.

Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting were not effective based on the COSO criteria.

Change in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as a result of two material weaknesses identified by us in previous periods:

•      We have developed and implemented additional process level controls to ensure that our financial accounts related to expense recognition, accounts payable and accrued liabilities are recorded appropriately and that accounting transactions are recorded in the proper accounting periods;

•      We have adopted a Disclosure Committee Charter and organized a Disclosure Control Committee to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported accurately and within the time period specified in the SEC's rules and forms; and

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders, under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation ," and "Compensation Committee Report" and is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Independence of the Board" and is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders, under the caption "Principal Accountant Fees and Services" and is incorporated into this item by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Financial Statements.  The financial statements listed on the accompanying Index to Consolidated Financial Statements are filed as part of this report.

2. Financial statement schedules.  There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws.	8-K	333-178230	3.3	7/25/2013

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2**	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3**	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4***	Form of Restricted Stock Unit Agreement and Notice under the 2011 Equity Incentive Plan

10.5	Assignment and Assumption of Lease, dated August 6, 2004, by and between Lipocine Inc. and Genta Salus LLC.	8-K	333-178230	10.4	7/25/2013

10.6	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.7**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.8	Warrant issued to University of Utah, as amended, dated December 23, 2003	8-K	333-178230	10.7	7/25/2013

10.9	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

10.10	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.11	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.12	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.13+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.14**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.15**	Amended and Restated Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Morgan Brown	8-K	000-550920	10.2	1/7/2014

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.16**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Gerald Simmons	8-K	000-55092	10.3	1/7/2014

10.17**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Srinivasan Venkateshwaran	8-K	000-55092	10.4	1/7/2014

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.(1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.(1)

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.INS*	XBRL Instance Document (2)

101.SCH*	XBRL Taxonomy Extension Schema Document (2)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (2)

*	Filed herewith
**	Management contract or compensation plan or arrangement
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: March 31, 2014	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: March 31, 2014	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mahesh V. Patel	President and Chief Executive Officer (Principal	March 31, 2014
Mahesh V. Patel	Executive Officer) and Chairman of the Board

/s/ Morgan R. Brown	Executive Vice President and Chief Financial	March 31, 2014
Morgan R. Brown	Officer (Principal Financial and Accounting
Officer)

/s/ Jeffrey A. Fink	Director	March 31, 2014
Jeffrey A. Fink

/s/ John Higuchi	Director	March 31, 2014
John Higuchi

/s/ Stephen A. Hill	Director	March 31, 2014
Stephen A. Hill

/s/ R. Dana Ono	Director	March 31, 2014
R. Dana Ono

