Form 10-Q
period 2014-03-31
Lipocine Inc.
filed 2014-05-13
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from                      to                      .

Commission File Number: 001-36357

LIPOCINE INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0370688
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

675 Arapeen Drive, Suite 202,
Salt Lake City, Utah	84108
(Address of Principal Executive Offices)	(Zip Code)

801-994-7383

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Outstanding Shares

As of May 12, 2014, the registrant had 12,772,177 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$41,772,995	$45,263,698
Prepaid and other current assets	256,394	770,030

Total current assets	42,029,389	46,033,728

Property and equipment, net accumulated depreciation of $1,022,438 and $1,019,409, respectively	27,631	28,794
Other assets	45,000	45,000

Total assets	$42,102,020	$46,107,522

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$772,993	$1,027,021
Accrued expenses	727,049	256,754

Total current liabilities	1,500,042	1,283,775

Total liabilities	1,500,042	1,283,775

Commitments and contingencies (notes 7 and 9)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 12,760,177 and 12,668,393 issued and outstanding	1,276	1,267
Additional paid-in capital	93,732,259	92,686,881
Accumulated deficit	(53,131,557)	(47,864,401)
Total stockholders' equity	40,601,978	44,823,747

Total liabilities and stockholders' equity	$42,102,020	$46,107,522

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ending March 31,
	2014	2013

Operating expenses:
Research and development	$3,368,999	$645,110
General and administrative	1,923,623	707,037
Total operating expenses	5,292,622	1,352,147

Operating loss	(5,292,622)	(1,352,147)

Other income, net	25,466	525

Loss before income tax expense	(5,267,156)	(1,351,622)

Income tax expense	-	(112)
Net loss	$(5,267,156)	$(1,351,734)

Basic loss per share attributable to common stock	$(0.41)	$(0.30)

Weighted average common shares outstanding, basic	12,728,086	4,455,790

Diluted loss per share attributable to common stock	$(0.41)	$(0.30)

Weighted average common shares outstanding, diluted	12,728,086	4,455,790

Comprehensive loss	$(5,267,156)	$(1,351,734)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ending March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(5,267,156)	$(1,351,734)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,029	5,241
Forgiveness of related party receivable	-	3,815
Stock-based compensation expense	1,045,387	480,306
Changes in operating assets and liabilities:
Accounts receivable	-	(375,616)
Prepaid and other current assets	513,636	39,404
Accounts payable	(254,028)	430,566
Accrued expenses	470,295	9,668
Income taxes payable	-	112
Cash used in operating activities	(3,488,837)	(758,238)

Cash flows from investing activities:
Purchases of property and equipment	(1,866)	(1,206)
Cash used in investing activities	(1,866)	(1,206)

Net decrease in cash and cash equivalents	(3,490,703)	(759,444)

Cash and cash equivalents at beginning of period	45,263,698	5,377,114

Cash and cash equivalents at end of period	$41,772,995	$4,617,670

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2014.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2013.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three months ended March 31, 2013 and 2012 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, restricted stock units and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Basic loss per share attributable to common stock:
Numerator
Net loss	$(5,267,156)	$(1,351,734)

Denominator
Weighted avg. common shares outstanding	12,728,086	4,455,790

Basic loss per share attributable to common stock	$(0.41)	$(0.30)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(5,267,156)	$(1,351,734)
Denominator
Weighted avg. common shares outstanding	12,728,086	4,455,790

Diluted loss per share attributable to common stock	$(0.41)	$(0.30)

The computation of diluted loss per share for the three months ended March 31, 2014 and 2013 does not include the following unvested restricted stock, unvested restricted stock units, stock options and warrants to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	March 31,
	2014	2013
Stock options	1,294,733	1,170,145
Unvested resticted stock	12,000	99,720
Unvested resticted stock units	15,000	-
Warrants	20,467	20,467

(4)	Fair Value

For prepaid and other current assets, related-party receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The Company did not have any assets and liabilities that were measured at fair value on a recurring basis using quoted prices in active markets for identical instruments (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) consist of the following at March 31, 2014. Assets and liabilities that are measured at fair value on a recurring basis using quoted prices in active markets for identical instruments (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) consist of the following at December 31, 2013:

	December 31,	Fair value measurements at reporting date using
	2013	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents-money market funds	$1,933,480	$1,933,480	$-	$-

	$1,933,480	$1,933,480	$-	$-

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

At March 31, 2014 and December 31, 2013, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(6)	Collaborative Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.). As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1.5% royalty on net sales should Lipocine decide to use certain Solvay/Abbott formulations or a perpetual 1% royalty on net sales should Lipocine use data generated during the term of the Solvay/Abbott agreement in any regulatory filings for a product. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three months ended March 31, 2014 and 2013.

(b)	Nexgen Pharma, Inc.

On May 21, 2011, the Company entered into a collaborative product development agreement with Nexgen Pharma, Inc. (“Nexgen”). Under the agreement, the parties agreed to jointly develop certain products for the treatment of coughs and colds and to share future revenues from those products. Nexgen agreed to reimburse the Company at cost for all future clinical costs incurred in the development of the products. A total of zero and $376,000 was reimbursed during the three months ended March 31, 2014 and 2013 for related expenses under the agreement and recorded net in research and development expense. The Company is responsible for certain new drug application (“NDA”) filing costs with the Food and Drug Administration (“FDA”) under terms of this contract and, additionally, will participate on a joint steering committee with Nexgen for the development, regulatory, and manufacturing strategy of product candidates. On July 23, 2013, the Company transferred all rights and obligations under this agreement to Spriaso, LLC ("Spriaso") (see note 10).

(c)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $2.7 million and $414,000 for the three months ended March 31, 2014 and 2013 under these agreements.

(7)	Leases

On August 6, 2004, the Company assumed a noncancelable operating lease for office space and laboratory facilities. Under the lease the Company pays a pro-rata share of property taxes, insurance, and common area maintenance. On May 6, 2014, the Company agreed to modify and extend the least through February 28, 2018.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2014, including the subsequent extension, are:

Operating
leases
Year ending December 31:
2014	$212,557
2015	285,756
2016	294,373
2017	303,119
2018	51,903

Total minimum lease payments	$1,147,708

The Company’s rent expense was $100,000 and $87,000 for the three months ended March 31, 2014 and 2013.

(8)	Stockholders’ Equity

(a)	Share-Based Payments

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

On January 6, 2014, the Company modified 366,126 existing time-vested and performance options as well as restricted stock awards of two retiring board of directors by fully vesting all unvested equity awards and extending the exercise period to three years from the date of modification. Compensation expense of $836,000 was recorded as a result of the modification. Additionally on January 31, 2013, the Company modified 907,336 existing time-vested and performance stock options by lowering the exercise price to $2.81. Additionally, the Company modified the vesting terms for its unvested performance stock options and unvested restricted stock to vest on the earlier of the first dosing in the pivotal clinical study for its lead drug candidate, or 50% on January 31, 2014 and 50% on January 31, 2015. Compensation expense of $422,000 was recorded as a result of the modifications. In August 2013, the Company determined that it was probable that the performance milestone related to these unvested stock options and restricted stock awards would occur. As a result, the remaining compensation expense between the date the milestone became probable and the expected milestone date of February 2014 was recognized ratably over that period.

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $1.0 million and $480,000 for the three months ended March 31, 2014 and 2013, allocated as follows:

	Three Months Ended March 31,
	2014	2013

Research and development	$215,415	$152,257
General and administrative	829,972	328,049

	$1,045,387	$480,306

The Company issued 31,500 and 234,137 stock options during the three months ended March 31, 2014 and 2013.

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

For options granted during the three months ended March 31, 2014, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

2014
Expected term	6.00 years
Risk-free interest rate	2.03%
Expected dividend yield	—
Expected volatility	70.00%

FASB ASC 718, Stock Compensation requires the Company to recognize compensation expense for the portion of options that are expected to vest. Therefore, the Company applied estimated forfeiture rates that were derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

As of March 31, 2014, there was approximately $812,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Incentive Plan. The cost is expected to be recognized over a weighted average period of .98 years and will be adjusted for subsequent changes in estimated forfeitures. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the award that is vested at that date. The weighted average fair value of share-based compensation awards granted during the three months ended March 31, 2014 and 2013, was approximately $5.21 and $1.73, respectively.

(b)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan subject to shareholder approval. Additionally, any remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") as of May 1, 2014 will be issuable under the 2014 Plan. In January 2011, the board of directors adopted the 2011 Plan that provides for the granting of nonqualified and incentive stock options, restricted stock units and restricted stock. The 2011 Plan assumed all of the obligations, which existed under the previous 2000 Stock Option Plan. Under the 2011 Plan, the Company has granted nonqualified and incentive stock options for the purchase of common stock to directors, employees and nonemployees providing services to the Company. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. An aggregate of 1,783,292 shares are authorized for issuance under the amended 2011 Plan, with 274,285 shares remaining available for grant as of March 31, 2014.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2013	1,264,345	$3.25
Options granted	31,500	8.25
Options exercised	-	-
Options forfeited	-	-
Options cancelled	(1,112)	12.84
Balance at March 31, 2014	1,294,733	3.36

Options exercisable at March 31, 2014	1,000,604	2.83

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,294,733	7.48	$3.36	$5,282,361	1,000,604	6.95	$2.83	$4,612,966

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. No stock options were exercised during the three months ended March 31, 2014 and 2013.

(c)	Restricted Common Stock

In 2010, the Company issued 112,720 shares of restricted common stock to employees. Ten percent of the issued restricted common stock vested on December 31, 2011. The remaining ninety percent of the restricted shares were modified on January 31, 2013 to vest on the earlier of the first dosing in the pivotal clinical study for its lead drug candidate, or 50% on January 31, 2014 and 50% on January 31, 2015. Additionally, restricted shares issued to two board of directors were further modified upon their retirement on January 6, 2014 to fully vest unvested restricted shares. Compensation expense was recorded as a result of the modifications (see note 8(a)). The grant date fair value of these shares when issued was $5.75 per share. The Company includes unvested restricted stock in outstanding shares for financial reporting purposes when the awards vest.

A summary of restricted common stock activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2013	103,784
Granted	-
Vested	(91,784)
Cancelled	-
Balance at March 31, 2014	12,000

(d)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Restricted Stock Units

Balance at December 31, 2013	15,000
Granted	-
Vested	-
Cancelled	-
Balance at March 31, 2014	15,000

(e)	Warrants

For charitable purposes, on December 23, 2003, the Company granted warrants to a local university for 20,467 shares of common stock at a price of $12.21 per share with an original expiration date of December 31, 2010. In January 2011, the Company extended the term to December 31, 2015 at the same price. As of March 31, 2014, all warrants remain outstanding.

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

(10)	Spriaso, LLC

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by the current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with Nexgen. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company will provide facilities and up to 10 percent of the services of certain employees to Spriaso for a period of up to 12 months with an ability to extend for another six months. The Company may provide additional services to be charged at cost to Spriaso. Spriaso may file its first NDA prior to the Company filing its first NDA and as an affiliated entity it will use up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management discussion and analysis included in our Form 10-K, filed with the SEC on March 31, 2014, as well as the financial statements and related notes contained therein.

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

Forward Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q or in Part I, Item 1A (Risk Factors) of our Form 10-K filed on March 31, 2014. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technology is designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic characteristics and facilitate lower dosing requirements, bypass first-pass metabolism, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product LPCN 1021 is an oral testosterone replacement therapy (“TRT”) product designed for convenient twice-a-day dosing. We have completed enrollment of patients in our Study of Oral Androgen Replacement, or SOAR, pivotal Phase 3 clinical study with LPCN 1021. Additionally, we have two earlier stage product candidates in our pipeline, a next generation once-a-day oral testosterone therapy, LPCN 1111, and an oral product for the prevention of preterm birth, LPCN 1107.

We completed a successful Phase 2 study for LPCN 1021 that produced results in line with FDA guidelines for approval of TRT. The primary outcome of the trial, serum testosterone levels in the eugonadal range, was met and there were no significant adverse events or changes in serum cholesterol levels or liver enzymes. Lipocine presented the results of this study and a Phase 3 protocol synopsis to the FDA in November 2012 and obtained clear guidance on the requirements for a LPCN 1021 NDA filing, with no additional pre-clinical studies required. We have completed enrollment of patients in the SOAR Phase 3 trial and expect with top-line efficacy results in the third quarter of 2014 and final results in the second half of 2015.

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

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. A Phase 1 single dose randomized, open label, crossover study in 8 postmenopausal women has been completed and the pharmacokinetics suggested feasibility of either once-daily dosing or twice daily dosing with high Cavg. We recently completed a pre-IND meeting with the FDA in the fourth quarter of 2013 in which we broadly discussed the requirements for an IND filing for LPCN 1111. The next steps in development for this program include a Phase 2 proof-of-concept study in hypogonadal men which is expected to begin in the second quarter of 2014.

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of preterm birth in women with a prior history of at least one preterm birth. The product has completed a 28-day repeat dose toxicity study in dogs. A pre-IND meeting has also been completed with the FDA, paving the way for a proof-of-concept Phase 1/2 study in pregnant women with a history of preterm birth. We have filed an IND with the FDA and have completed enrollment of women in a Phase 1/2 pharmacokinetic study. We expect to release results from the Phase 1/2 pharmacokinetic study in the second quarter of 2014.

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

We have incurred losses in most years since our inception. As of March 31, 2014, we had an accumulated deficit of $53.1 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $5.3 million for the three months ended March 31, 2014, compared to$1.4 million for the three months ended March 31, 2013. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so for a number of years. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through March 31, 2014, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We do not anticipate significant revenue from any license arrangements in the foreseeable future. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products, as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $53.4 million in research and development expenses through March 31, 2014.

We expect our research and developments costs for LPCN 1021 to increase substantially as we conduct our pivotal Phase 3 trial, conduct other pharmacokinetic studies, manufacture registration batches and if appropriate, file an NDA. We believe it will cost approximately $17.6 million to complete this process. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

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

Summary of Research and Development Expense

Our research and development efforts have primarily been focused on LPCN 1021, and until March 2012, all research and development costs related to that product candidate were incurred by Abbott. However, we incur significant costs for our other product candidates and programs. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2014	2013
External service provider costs:
LPCN 1021	$2,383,299	$24,501
LPCN 1111	113,786	13,167
LPCN 1107	152,902	-
Other product candidates	7,500	1,206
Total external service provider costs	2,657,487	38,874
Internal personnel costs	592,051	466,150
Other research and development costs	119,461	140,086
Total research and development	$3,368,999	$645,110

External service provider costs under a collaborative product development agreement are recorded net of reimbursement. A total of zero and $376,000 was reimbursed under the agreement during the three months ended March 31, 2014 and 2013 and recorded net in research and development expense. In July 2013, we assigned the collaborative agreement to an affiliated entity as described in Note 10 of the “Notes to Unaudited Condensed Consolidated Financial Statements”.

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

We expect that general and administrative expenses will increase materially as we mature as a public company. These increases will likely include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems and other costs. In addition, if our pivotal Phase 3 trial of LPCN 1021 is successful and we then prepare and file our NDA for LPCN 1021, we expect general and administrative expenses to increase as we incur costs of pre-commercialization and, potentially, commercialization activities.

Other Income, Net

Other income, net consists primarily of interest earned on our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Variance
Research and development expenses	$3,368,999	$645,110	2,723,889
General and administrative expenses	1,923,623	707,037	1,216,586
Other income, net	25,466	525	24,941
Income tax expense	-	112	(112)

Research and Development Expenses

The increase in research and development expenses in the three months ended March 31, 2014 was primarily due to an increase in external contract manufacturing, contract research and other outside research and development costs related to our product candidates, primarily LPCN 1021, of $2.6 million and higher personnel costs of $126,000. The increase in personnel cost was primarily due to the following: annual bonuses accrued for employees totaling $51,000; an increase of $63,000 in stock-based compensation due to acceleration of stock-compensation in 2014 on performance based awards due to the probability of achieving the milestone; and overall salary increases in 2014 of research and development employees of $38,000; offset by a reduction in personnel costs due to the total number of research and development employees decreasing between 2013 and 2014 by one employee.

General and Administrative Expenses

The increase in general and administrative expenses in the three months ended March 31, 2014 was primarily due to an increase in professional fees, including legal, accounting, audit, investor relation services and NASDAQ listing fees of $431,000 as a result of becoming a public company in the third quarter of 2013; increased other general and administrative expenses of $90,000, including director and officer insurance and Delaware Franchise Tax; and higher personnel costs of $696,000. The increase in personnel costs was primarily due to the following: annual bonuses accrued for employees totaling $53,000; an increase of $502,000 in stock-based compensation due to the modification of equity awards to retiring board of directors in January 2014 and acceleration of stock-compensation in 2014 on performance based awards due to the increased probability of achieving the milestone and new stock grants; salary increases for new general and administrative employees in 2014 of $88,000, which includes the addition of our Chief Financial Officer in September 2013; and overall salary increases of general and administrative employees of $34,000.

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

As of March 31, 2014 we had $41.8 million of cash and cash equivalents compared to $45.3 million at December 31, 2013. We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements beyond March 31, 2015, we will need to raise additional capital at some point to support our operations, long-term research and development and commercialization of our products. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical studies. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

	Three Months Ended March 31,
	2014	2013
Cash used in operating activities	$(3,488,837)	$(758,238)
Cash used in investing activities	(1,866)	(1,206)

Operating Activities

Cash used in operating activities was $3.5 million for the three months ended March 31, 2014, and $758,000 million for the three months ended March 31, 2013, an increase of $2.7 million. Included in the increase was a $3.9 million increase in net loss and a $685,000 decrease in accounts payable. The changes were partially offset by a $376,000 decrease in accounts receivable, a $474,000 decrease in prepaid expenses and other assets, a $461,000 increase in accrued expenses and a $565,000 increase in stock-based compensation.

Investing Activities

Investing activities consist primarily of purchases of property and equipment. We acquired $2,000 of property and equipment in the three months ended March 31, 2014 compared to $1,000 in the three months ended March 31, 2013.

Financing Activities

There were no financing activities during the three months ended March 31, 2014 and 2013.

Contractual Commitments and Contingencies

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On May 6, 2014, the Company agreed to modify and extend the lease through February 28, 2018. Our remaining commitment through 2018 under this lease is $1.1 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K dated March 31, 2014.

New Accounting Standards

None.

Off-Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures" within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Our Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

As of December 31, 2013, management determined that two material weaknesses in our internal control over financial reporting existed. The first material weakness related to an insufficient number of accounting professionals with the necessary knowledge, experience and training to adequately prepare, record, and review significant complex transactions and valuations (such as revenue recognition, stock based compensation, and earnings per share) and prepare financial statements in accordance with generally accepted accounting principles in a timely manner. The second material weakness related to insufficient process level controls designed to record our accounts under the accrual basis of accounting, resulting in material errors in recorded expenses, accounts payable and accrued liabilities. Because of the existence of these two material weaknesses at December 31, 2013, management concluded that our internal controls over financial reporting were not effective..

However, during the quarter ended March 31, 2014, we implemented the following change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We have formed an Audit Committee comprised of independent directors and the Company has adopted several new corporate governance policies, charters, and processes including a Code of Conduct and Business Ethics and an Audit and Accounting Policy (i.e., Whistle Blower Policy).

Additionally, we implemented the following changes in our internal control over financial reporting during the last four months of 2013 that have materially affected, our internal control over financial reporting:

•	We hired Morgan Brown as our new Executive Vice President and Chief Financial Officer, effective September 15, 2013. Mr. Brown is a licensed certified public accountant with a master’s degree in business administration and a bachelor’s degree in accounting, and has served in various finance and accounting roles for more than 20 years prior to joining us. Mr. Brown is currently serving as our principal financial officer and principal accounting officer.

•	We have developed and implemented additional process level controls to ensure that our financial accounts related to expense recognition, accounts payable and accrued liabilities are recorded appropriately and that accounting transactions are recorded in the proper accounting periods; and

•	We have adopted a Disclosure Committee Charter and organized a Disclosure Control Committee to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported accurately and within the time period specified in the SEC's rules and forms.

As of March 31, 2014, the above controls have been implemented for a sufficient period of time to assess if they are operating effectively. Based on management’s assessment of the operating effectiveness of these controls, management has concluded the material weaknesses at December 31, 2013 have been remediated at March 31, 2014.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2014:

Risks Relating to Our Business and Industry

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

We initiated our Phase 1/2 study in the U.S. in the first quarter of 2014 in healthy women. Enrollment in the Phase1/2 study is complete and study results are expected in the second quarter of 2014. Assuming successful proof-of-concept Phase 1/2 study, the anticipated Phase 3 program for a NDA filing for LPCN 1107 would be very long and expensive.

We will need to grow our company, and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2014, we had only 13 employees, and we currently expect to experience significant growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of LPCN 1021. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Ownership of Our Common Stock

If we are unable to implement and maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, beginning with the year ending on December 31, 2013, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal controls over financial reporting from our accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline. For so long as we remain as an emerging growth company or a smaller reporting company, our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, on November 25, 2013, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-192069) relating to our public offering. There has not been any material changes in the use of proceeds from what has previously been disclosed relating to such offering.

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

Lipocine Inc.
(Registrant)

Dated: May 13, 2014	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 13, 2014	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.2	Amended and Restated Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Morgan Brown	8-K	000-55092	10.2	1/7/2014

10.3	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Gerald Simmons	8-K	000-55092	10.3	1/7/2014

10.4	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Srinivasan Venkateshwaran	8-K	000-55092	10.4	1/7/2014

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.(1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.(1)

101.INS	XBRL Instance Document (2)

101.SCH*	XBRL Taxonomy Extension Schema Document (2)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (2)

