Form 10-Q
period 2014-06-30
Lipocine Inc.
filed 2014-08-13
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2014

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

Outstanding Shares

As of August 13, 2014, the registrant had 12,786,672 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$34,164,006	$45,263,698
Prepaid and other current assets	1,273,163	770,030
Total current assets	35,437,169	46,033,728

Property and equipment, net accumulated depreciation of
$1,025,467 and $1,019,409, respectively	24,602	28,794
Other assets	23,753	45,000
Total assets	$35,485,524	$46,107,522

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$641,801	$1,027,021
Accrued expenses	1,028,570	256,754
Total current liabilities	1,670,371	1,283,775
Total liabilities	1,670,371	1,283,775

Commitments and contingencies (notes 7 and 9)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000
shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000
shares authorized; 12,780,382 and 12,668,393
issued and 12,774,672 and 12,668,393 outstanding	1,278	1,267
Additional paid-in capital	93,957,772	92,686,881
Treasury stock at cost, 5,710 and zero shares	(40,712)	-
Accumulated deficit	(60,103,185)	(47,864,401)
Total stockholders' equity	33,815,153	44,823,747
Total liabilities and stockholders' equity	$35,485,524	$46,107,522

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2014	2013	2014	2013

Operating expenses:
Research and development	$5,973,829	$443,857	$9,342,829	$1,088,967
General and administrative	1,035,733	712,627	2,959,356	1,419,663
Reverse merger costs	-	216,728	-	216,728
Total operating expenses	7,009,562	1,373,212	12,302,185	2,725,358
Operating loss	(7,009,562)	(1,373,212)	(12,302,185)	(2,725,358)
Other income, net	37,935	687	63,401	1,211
Loss before income tax expense	(6,971,627)	(1,372,525)	(12,238,784)	(2,724,147)
Income tax expense	-	(182)	-	(294)
Net loss	$(6,971,627)	$(1,372,707)	$(12,238,784)	$(2,724,441)

Basic loss per share attributable to common stock	$(0.55)	$(0.31)	$(0.96)	$(0.61)
Weighted average common shares outstanding, basic	12,770,391	4,455,790	12,749,355	4,455,790

Diluted loss per share attributable to common stock	$(0.55)	$(0.31)	$(0.96)	$(0.61)
Weighted average common shares outstanding, diluted	12,770,391	4,455,790	12,749,355	4,455,790

Comprehensive loss	$(6,971,627)	$(1,372,707)	$(12,238,784)	$(2,724,441)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ending June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,238,784)	$(2,724,441)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	6,058	10,483
Forgiveness of related party receivable	-	3,815
Stock-based compensation expense	1,214,126	598,486
Changes in operating assets and liabilities:
Accounts receivable	-	(92,732)
Prepaid and other current assets	(503,133)	12,306
Accounts payable	(385,220)	458,579
Accrued expenses	771,816	16,901
Income taxes payable	-	294
Cash used in operating activities	(11,135,137)	(1,716,309)

Cash flows from investing activities:
Refund of long-term rental deposit	21,247	-
Purchases of property and equipment	(1,866)	(1,206)
Cash provided by (used in) investing activities	19,381	(1,206)

Cash flows from financing activities:
Purchase of treasury stock	-	(53,100)
Proceeds from stock option exercises	16,064	-
Cash provided by (used in) financing activities	16,064	(53,100)
Net decrease in cash and cash equivalents	(11,099,692)	(1,770,615)
Cash and cash equivalents at beginning of period	45,263,698	5,377,114
Cash and cash equivalents at end of period	$34,164,006	$3,606,499

Supplemental disclosure of non-cash financing activities:
Accrued common stock offering costs	$-	$44,689
Stock received as consideration for stock option exercises and
recognized as treasury stock	40,712	-

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2014.

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

Certain reclassifications have been made to prior year numbers to conform to the current year presentation.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three and six months ended June 30, 2014 and 2013 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, restricted stock units and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic loss per share attributable to common stock:
Numerator
Net loss	$(6,971,627)	$(1,372,707)	$(12,238,784)	$(2,724,441)
Denominator
Weighted avg. common shares outstanding	12,770,391	4,455,790	12,749,355	4,455,790

Basic loss per share attributable to common stock	$(0.55)	$(0.31)	$(0.96)	$(0.61)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(6,971,627)	$(1,372,707)	$(12,238,784)	$(2,724,441)
Denominator
Weighted avg. common shares outstanding	12,770,391	4,455,790	12,749,355	4,455,790

Diluted loss per share attributable to common stock	$(0.55)	$(0.31)	$(0.96)	$(0.61)

The computation of diluted loss per share for the three and six months ended June 30, 2014 and 2013 does not include the following unvested restricted stock, unvested restricted stock units, stock options and warrants to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	June 30,
	2014	2013
Stock options	1,276,907	1,168,372
Unvested resticted stock	12,000	90,717
Unvested resticted stock units	15,000	-
Warrants	20,467	20,467

(4)	Fair Value

For prepaid and other current assets, related-party receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. At June 30, 2014, the Company did not have any assets and liabilities that were measured at fair value on a recurring basis using quoted prices in active markets for identical instruments (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). Assets and liabilities that are measured at fair value on a recurring basis using quoted prices in active markets for identical instruments (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) consist of the following at December 31, 2013:

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

At June 30, 2014 and December 31, 2013, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(6)	Collaborative Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.). As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1.5% royalty on net sales should Lipocine decide to use certain Solvay/Abbott formulations or a perpetual 1% royalty on net sales should Lipocine use data generated during the term of the Solvay/Abbott agreement in any regulatory filings for a product. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three and six months ended June 30, 2014 and 2013.

(b)	Nexgen Pharma, Inc.

On May 21, 2011, the Company entered into a collaborative product development agreement with Nexgen Pharma, Inc. (“Nexgen”). Under the agreement, the parties agreed to jointly develop certain products for the treatment of coughs and colds and to share future revenues from those products. Nexgen agreed to reimburse the Company at cost for all future clinical costs incurred in the development of the products. The Company is responsible for certain new drug application (“NDA”) filing costs with the Food and Drug Administration (“FDA”) under terms of this contract and, additionally, will participate on a joint steering committee with Nexgen for the development, regulatory, and manufacturing strategy of product candidates. On July 23, 2013, the Company transferred all rights and obligations under this agreement to Spriaso, LLC ("Spriaso") (see note 10). As a result, the Company was not entitled to reimbursement for any amounts during the three and six months ended June 30, 2014, while Nexgen reimbursed the Company for a total of $93,000 and $468,000 during the three and six months ended June 30, 2013 for related expenses under the agreement, which the Company recorded, net, as research and development expense.

(c)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $5.4 million and $31,000 for the three months ended June 30, 2014 and 2013, and $8.1 million and $70,000 for the six months ended June 30, 2014 and 2013 under these agreements.

(7)	Leases

On August 6, 2004, the Company assumed a noncancelable operating lease for office space and laboratory facilities. Under the lease the Company pays a pro-rata share of property taxes, insurance, and common area maintenance.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2014 are:

Operating
leases
Year ending December 31:
2014	$142,520
2015	285,756
2016	294,373
2017	303,119
2018	51,903
Total minimum lease payments	$1,077,671

The Company’s rent expense was $77,000 and $91,000 for the three months ended June 30, 2014 and 2013 and $177,000 and $178,000 for the six months ended June 30, 2014 and 2013.

(8)	Stockholders’ Equity

(a)	Share-Based Payments

The Company recognizes stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under the Company’s Incentive Plan to employees and nonemployee members of the Company’s board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, the Company has granted performance-based stock option awards and restricted stock grants, which vest based upon the Company satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, the Company estimates that these options will vest, which is based on whether the Company considers the options’ performance conditions to be probable of attainment. The Company’s estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods. In addition, the Company grants stock options to nonemployee consultants from time to time in exchange for services performed for the Company. Equity instruments granted to nonemployees are subject to periodic measurement revaluation over their vesting terms.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $169,000 and $118,000 for the three months ended June 30, 2014 and 2013 and $1.2 million and $598,000 for the six months ended June 30, 2014 and 2013, allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Research and development	$55,249	$37,463	$270,664	$189,720
General and administrative	113,491	80,717	943,462	408,766
	$168,740	$118,180	$1,214,126	$598,486

The Company issued 6,000 and zero stock options during the three months ended June 30, 2014 and 2013 and 37,500 and 234,137 stock options during the six months ended June 30, 2014 and 2013.

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

For options granted during the six months ended June 30, 2014, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2014
Expected term	6.04	years
Risk-free interest rate	1.93%
Expected dividend yield	—
Expected volatility	73.09%

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

As of June 30, 2014, there was approximately $687,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Incentive Plan. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the award that is vested at that date. The weighted average fair value of share-based compensation awards granted during the six months ended June 30, 2014 and 2013, was approximately $5.20 and $1.73, respectively.

(b)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") are issuable under the 2014 Plan. In January 2011, the board of directors adopted the 2011 Plan that provides for the granting of nonqualified and incentive stock options, restricted stock units and restricted stock. The 2011 Plan assumed all of the obligations, which existed under the previous 2000 Stock Option Plan. Under the 2011 Plan, the Company has granted nonqualified and incentive stock options for the purchase of common stock to directors, employees and nonemployees providing services to the Company. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. An aggregate of 1,271,906 shares are authorized for issuance under the 2014 Plan, with 1,271,906 shares remaining available for grant as of June 30, 2014.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2013	1,264,345	$3.25
Options granted	37,500	8.03
Options exercised	(20,205)	2.81
Options forfeited	(3,621)	5.73
Options cancelled	(1,112)	12.84
Balance at June 30, 2014	1,276,907	3.38

Options exercisable at June 30, 2014	1,044,333	2.83

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,276,907	7.07	$3.38	$3,683,983	1,044,333	6.61	$2.83	$3,423,100

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 20,205 stock options exercised during the six months ended June 30, 2014. No stock options were exercised during the six months ended June 30, 2013.

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

In June 2013, the Company accelerated the vesting and repurchased a combined total of 8,625 shares of restricted common stock from six employees at a price of $6.16 per share. The acceleration of the vesting resulted in the recognition of $16,437 in stock-based compensation expense. The repurchased shares were retired during the reverse merger and charged against additional paid-in-capital (see note 2).

In September 2013, the Company issued 12,000 shares of restricted common stock to an employee. These shares vest over time with one-third vesting on the one-year anniversary of award, with the balance vesting monthly on a pro-rata basis over the subsequent two years.

Additionally, restricted shares issued to two members of the board of directors were further modified upon their retirement on January 6, 2014 to fully vest unvested restricted shares. Compensation expense was recorded as a result of the modifications (see note 8(a)). The grant date fair value of these shares when issued was $5.75 per share. The Company includes unvested restricted stock in outstanding shares for financial reporting purposes when the awards vest.

A summary of restricted common stock activity is as follows:

Number of unvested restricted shares
Balance at December 31, 2013	103,784
Granted	-
Vested	(91,784)
Cancelled	-
Balance at June 30, 2014	12,000

(d)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Restricted Stock Units
Balance at December 31, 2013	15,000
Granted	-
Vested	-
Cancelled	-
Balance at June 30, 2014	15,000

(e)	Warrants

For charitable purposes, on December 23, 2003, the Company granted warrants to a local university for 20,467 shares of common stock at a price of $12.21 per share with an original expiration date of December 31, 2010. In January 2011, the Company extended the term to December 31, 2015 at the same price. As of June 30, 2014, all warrants remain outstanding.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by the current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with Nexgen. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company will provide facilities and up to 10 percent of the services of certain employees to Spriaso for a period of up to 12 months with an ability to extend for another six months. On July 23, 2014, Spriaso notified the Company of its intention of extending the service agreement for another six months. The Company may provide additional services to be charged at cost to Spriaso. Spriaso may file its first NDA prior to the Company filing its first NDA and as an affiliated entity it will use up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(11)	Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from the Contracts with Customers. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the provisions of the new standard are effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The Company is in the process of determining our approach to the adoption of this new revenue recognition standard, as well as the anticipated impact to the Company’s financial position or results of operations.

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

Forward Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q or in Part II, Item 1A (Risk Factors) of our first quarter Form 10-Q or in Part I, Item 1A (Risk Factors) of our Form 10-K filed on March 31, 2014. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technology is designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic characteristics and facilitate lower dosing requirements, bypass first-pass metabolism, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product LPCN 1021 is an oral testosterone replacement therapy (“TRT”) product designed for convenient twice-a-day dosing. We have completed enrollment of patients in our Study of Oral Androgen Replacement, or SOAR, a pivotal Phase 3 clinical study with LPCN 1021 and expect to release top-line efficacy results from this trial in the third quarter of 2014 and final results in the first half of 2015. Assuming successful data from the SOAR trial is achieved, we plan to file our NDA with the FDA in the second half of 2015. Additionally, we have two earlier stage product candidates in our pipeline, a next generation once-a-day oral testosterone therapy, LPCN 1111, and an oral product for the prevention of preterm birth, LPCN 1107.

We completed a successful Phase 2 study for LPCN 1021 that produced results in line with FDA guidelines for approval of TRT. The primary outcome of the trial, serum testosterone levels in the eugonadal range, was met and there were no significant adverse events or changes in serum cholesterol levels or liver enzymes. Lipocine presented the results of this study and a Phase 3 protocol synopsis to the FDA in November 2012 and obtained clear guidance on the requirements for a LPCN 1021 new drug application ("NDA") filing, with no additional pre-clinical studies required. We have patent protection for LPCN 1021 through January 2029. We licensed LPCN 1021 to Solvay, in May 2009. Solvay was subsequently acquired by Abbott. We reacquired the rights to LPCN 1021 from Abbott in March 2012. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1.5% royalty on net sales should Lipocine decide to use certain Solvay/Abbott formulations or a perpetual 1% royalty on net sales should Lipocine use data generated during the term of the Solvay/Abbott agreement in any regulatory filings for a product. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. A Phase 1 single dose randomized, open label, crossover study in 8 postmenopausal women has been completed and the pharmacokinetics suggested feasibility of either once-daily dosing or twice daily dosing with higher Cavg. We completed a pre-IND meeting with the FDA in the fourth quarter of 2013 in which we broadly discussed the requirements for an IND filing for LPCN 1111. In May 2014, we initiated a Phase 2a proof-of-concept study in hypogonadal men and expect efficacy results in the second half of 2014. We expect to initiate a Phase 2b dose finding study in hypogonadal men in either the fourth quarter of 2014 or first quarter of 2015.

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate ("HPC") product indicated for the prevention of preterm birth in women with a prior history of at least one preterm birth. We successfully completed a proof-of-concept Phase 1 clinical study of LPCN 1107 in healthy women in May 2014. The study was designed to determine the pharmacokinetics and bioavailability of LPCN 1107 relative to an intramuscular ("IM") HPC, as well as safety and tolerability, in healthy non-pregnant female volunteers. Results of this study confirmed our pre-clinical data and suggest meaningful drug levels of HPC can be obtained after oral administration. The product has also completed a 28-day repeat dose toxicity study in dogs. We expect to begin enrolling in a second Phase 1 pharmacokinetic study in healthy pregnant women in the second half of 2014.

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

We have incurred losses in most years since our inception. As of June 30, 2014, we had an accumulated deficit of $60.1 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $12.2 million for the six months ended June 30, 2014, compared to $2.7 million for the six months ended June 30, 2013. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

To fund future long-term operations we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our license and collaboration agreements and public and private equity securities offerings, there can be no assurance that we will be able to do so in the future.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so for a number of years. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through June 30, 2014, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We do not anticipate significant revenue from any license arrangements in the foreseeable future. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products, as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $59.4 million in research and development expenses through June 30, 2014.

We expect our research and developments costs for LPCN 1021 to increase substantially as we conduct our pivotal Phase 3 trial, conduct other pharmacokinetic studies, manufacture registration batches and if appropriate, file an NDA. We believe it will cost approximately $13.1 million to complete this process. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

Completion of our pivotal Phase 3 trial with LPCN1021 may take longer than currently estimated or the FDA may require additional clinical trials or non-clinical studies. The cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

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

Summary of Research and Development Expense

Our research and development efforts have primarily been focused on LPCN 1021 through the end of 2013. Beginning in 2014, we have on-going clinical trials with all of our three product candidates. Additionally, we incur significant costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
External service provider costs:
LPCN 1021	$4,468,895	$30,756	$6,852,195	$55,257
LPCN 1111	772,785	-	886,571	13,167
LPCN 1107	179,378	-	332,280	-
Other product candidates	7,500	417	15,000	1,623
Total external service provider costs	5,428,558	31,173	8,086,046	70,047
Internal personnel costs	413,726	326,747	1,005,777	792,897
Other research and development costs	131,545	85,937	251,006	226,023
Total research and development	$5,973,829	$443,857	$9,342,829	$1,088,967

External service provider costs under a collaborative product development agreement are recorded net of reimbursement. In July 2013, we assigned the collaborative agreement to an affiliated entity as described in Note 10 of the “Notes to Unaudited Condensed Consolidated Financial Statements”. As a result, we were not entitled to reimbursement of any amounts under the agreement during the three and six months ended June 30, 2014. A total of $93,000 and $468,000 was reimbursed under the agreement during the three and six months ended June 30, 2013 and recorded net in research and development expense.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	Variance
Research and development expenses	$5,973,829	$443,857	5,529,972
General and administrative expenses	1,035,733	712,627	323,106
Reverse merger costs	-	216,728	(216,728)
Other income, net	37,935	687	37,248
Income tax expense	-	182	(182)

Research and Development Expenses

The increase in research and development expenses in the three months ended June 30, 2014 was primarily due to an increase in external contract manufacturing, contract research and other outside research and development costs related to our product candidates, primarily LPCN 1021, of $5.4 million.

General and Administrative Expenses

The increase in general and administrative expenses in the three months ended June 30, 2014 was primarily due to an increase in general and administrative expenses of $82,000, including director and officer insurance and Delaware Franchise Tax, and higher personnel costs of $228,000. The increase in personnel costs was primarily due to the following: annual bonuses accrued for employees totaling $53,000; an increase of $33,000 in stock-based compensation due to new stock awards in December 2013; salary increases for new general and administrative employees hired after June 30, 2013 $89,000, which includes the addition of our Chief Financial Officer in September 2013; and overall salary increases of general and administrative employees of $34,000.

Reverse Merger Costs

Reverse merger costs incurred during the three months ending June 30, 2013 relate to the Merger with Marathon Bar which closed on July 24, 2013, and were comprised primarily of legal and accounting fees.

Other Income, Net

The increase in other income, net, primarily reflects increased interest earned on a larger balance in cash and cash equivalents as a result of our offerings of common stock in July 2013 and November 2013.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013	Variance
Research and development expenses	9,342,829	1,088,967	8,253,862
General and administrative expenses	2,959,356	1,419,663	1,539,693
Reverse merger costs	-	216,728	(216,728)
Other income, net	63,401	1,211	62,190
Income tax expense	-	294	(294)

Research and Development Expenses

The increase in research and development expenses in the six months ended June 30, 2014 was primarily due to an increase in external contract manufacturing, contract research and other outside research and development costs related to our product candidates, primarily LPCN 1021, of $8.0 million and higher personnel costs of $213,000. The increase in personnel cost was primarily due to annual bonuses accrued for employees totaling $95,000, an increase of $80,000 in stock-based compensation due to the acceleration of stock compensation in 2014 on performance based equity awards due to the probability of achieving the milestone and to new stock awards in December 2013 and overall salary increases in 2014 of research and development employees of $38,000.

General and Administrative Expenses

The increase in general and administrative expenses in the six months ended June 30, 2014 was primarily due to an increase in professional fees, including legal, accounting, audit, investor relation services and NASDAQ listing fees of $444,000 as a result of becoming a public company in the third quarter of 2013; increased other general and administrative expenses of $171,000, including director and officer insurance and Delaware Franchise Tax; and higher personnel costs of $925,000. The increase in personnel costs was primarily due to the following: annual bonuses accrued for employees totaling $106,000; an increase of $535,000 in stock-based compensation due to the modification of equity awards to retiring members of the board of directors in January 2014, acceleration of stock compensation in 2014 on performance based equity awards due to the probability of achieving the milestone and to new stock awards in December 2013; salary increases for new general and administrative employees in 2014 of $179,000, which includes the addition of our Chief Financial Officer in September 2013; and overall salary increases of general and administrative employees of $68,000.

Reverse Merger Costs

Reverse merger costs incurred during the six months ending June 30, 2013 relate to the Merger with Marathon Bar which closed on July 24, 2013, and were comprised primarily of legal and accounting fees.

Other Income, Net

The increase in other income, net, primarily reflects increased interest earned on a larger balance in cash and cash equivalents as a result of our offerings of common stock in July 2013 and November 2013.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our lead product candidate LPCN 1021 and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts.

As of June 30, 2014 we had $34.2 million of cash and cash equivalents compared to $45.3 million at December 31, 2013. We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements beyond June 30, 2015, we will need to raise additional capital at some point to support our operations, long-term research and development and commercialization of our products. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical studies. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

	Six Months Ended June 30,
	2014	2013
Cash used in operating activities	$(11,135,137)	$(1,716,309)
Cash provided by (used in) investing activities	19,381	(1,206)
Cash provided by (used in) financing activities	16,064	(53,100)

Operating Activities

Cash used in operating activities was $11.1 million for the six months ended June 30, 2014, and $1.7 million for the six months ended June, 2013, an increase of $9.4 million. Included in the increase was a $9.5 million increase in net loss, a $844,000 decrease in accounts payable and accrued expenses and a $515,000 increase in prepaid expenses and other assets. The changes were partially offset by a $93,000 decrease in accounts receivable, a $755,000 increase in accrued expenses and a $616,000 increase in stock-based compensation.

Investing Activities

Investing activities consist primarily of the refund of a rental deposit and purchases of property and equipment. We received $21,000 in a refund of our rental deposit when we extended our property lease in May 2014. Additionally, we acquired $2,000 of property and equipment in the six months ended June 30, 2014 compared to $1,000 in the six months ended June 30, 2013.

Financing Activities

Financing activities consist primarily of proceeds from the exercise of stock options and the purchase of treasury stock. We received $16,000 from the exercise of stock options during the six months ended June 30, 2014 compared to repurchasing $53,000 of treasury stock during the six months ended June 30, 2013.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K dated March 31, 2014.

New Accounting Standards

Refer to Note 11, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of accounting standards not yet adopted.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014 and those risk factors discussed in Part II," Item 1A. Risk Factors" of our first quarter Form 10-Q filed with the SEC on May 13, 2014, which could materially affect our business, financial condition or future results. The risks described in the aforementioned reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014 and from our risk factors included in our Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 13, 2014:

Risks Relating to Our Business and Industry

Our research and development programs and processes are at an early stage of development, which makes it difficult to evaluate our business and prospects, or predict if or when we will be able to raise needed capital, receive regulatory approval or successfully commercialize our product candidates.

Our operations to date have primarily been limited to conducting research and development activities under license and collaboration agreements. Our current portfolio consists of our lead product candidate LPCN 1021, for which we are currently conducting a pivotal Phase 3 clinical study. We are also developing two additional earlier stage clinical candidates, LPCN 1111 and LPCN 1107. We have never marketed or commercialized a drug product. Consequently, any predictions about our future performance may not be as accurate as they could be if we were further along our commercialization path. In addition, as a pre-commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Our clinical product candidates are at an early stage of development and will require significant further investment and regulatory approvals prior to marketing and commercialization. We may never receive the necessary financing or regulatory approvals. As such, our product development processes for LPCN 1021, LPCN 1111 and LPCN 1107 are very risky and uncertain, and our product candidates may fail to advance beyond the current study. Even if we obtain required financing, we cannot ensure successful product development or that we will obtain regulatory approval or successfully commercialize any of our product candidates and generate product revenues.

If T-replacement therapies are found, or are perceived, to create health risks, our ability to sell LPCN 1021 could be materially adversely affected and our business could be harmed. Even if our LPCN 1021 is approved, physicians and patients may be deterred from prescribing and using T-replacement therapies, which could depress demand for LPCN 1021 and compromise our ability to successfully commercialize LPCN 1021.

Recent publications have suggested potential health risks associated with T-replacement therapy, such as increased cardiovascular disease risk, including increased risk of heart attack or stroke, fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, and the suppression of sperm production. These potential health risks are described in various articles, including the following publications:

• a 2014 publication in PLOS ONE, which found that, compared to the one year prior to beginning T-replacement therapy, the risk of heart attack doubled 90 days after the start of T deficiency treatment in older men regardless of their history of heart disease and was two to three times higher in men younger than 65 with a history of heart disease;

• a 2013 publication in the Journal of the American Medical Association, which reported that hypogonadal men receiving T-replacement therapy developed a 30% increase in the risk of stroke, heart attack and death; and

• a 2013 publication in BMC Medicine, which concluded that exogenous T increased the risk of cardiovascular-related events, particularly in trials not funded by the pharmaceutical industry.

Prompted by these events, the FDA announced on January 31, 2014 that it will investigate the risk of stroke, heart attack, and death in men taking FDA-approved testosterone products and the FDA plans to have a T-class Advisory Committee meeting on September 17, 2014 to discuss this topic further. The FDA has also asked health care professionals and patients to report side effects involving prescription testosterone products to the agency.

Following the FDA's announcement, the Endocrine Society, a professional medical organization, released a statement in February 2014 in support of further studies regarding the risks and benefits of FDA-approved T-replacement products for men with age-related T deficiency. Specifically, the Endocrine Society noted that large-scale randomized controlled trials are needed to determine the risks and benefits of T-replacement therapy in older men. In addition, the Endocrine Society recommended that patients should be informed of the potential cardiovascular risks in middle-aged and older men associated with T-replacement therapies. Also following the FDA's announcement, Public Citizen, a consumer advocacy organization, petitioned the FDA to add a "black box" warning about the increased risks of heart attacks and other cardiovascular dangers to the product labels of all T-replacement therapies. In addition, this petition urged the FDA to delay its decision date on approving Aveed, a long-acting T-injectable developed by Endo, which was subsequently approved by the FDA in March 2014. In July 2014, the FDA responded to the Public Citizen petition and denied the petition. Finally in June 2014, the FDA announced that it would require the manufacturers of testosterone drugs to update the warning label to include blood clots including deep vein thrombosis ("DVT") and pulmonary embolism ("PE").

It is possible that the FDA's evaluation and further studies on the effects of T-replacement therapies could demonstrate these or other health risks or could impose additional requirements that could delay our ability to file a NDA for LPCN 1021. During our SOAR trial, we are not collecting safety data for LPCN 1021 comparing it to a placebo control group but only to the leading approved T-gel product. If, following its evaluation, the FDA concludes that men using FDA-approved T-replacement therapies face serious cardiovascular risks, it may take actions against T-replacement products generally, which could impact us adversely in a variety of ways, including that the FDA could:

• require additional safety studies before approving LPCN 1021;

• mandate that certain warnings or precautions be included in our product labeling;

• require that our product carry a "black box warning";

• limit use of LPCN 1021 to certain populations, such as men under a specified age or men without specified conditions;

• direct us to submit a REMS as part of our NDA to help ensure that the benefits of our product outweigh the potential risks; and

• require that we conduct post-marketing studies, potentially including registry, epidemiology or cardiovascular outcomes studies.

Demonstrated T-replacement therapy safety risks, as well as negative publicity about the risks of hormone replacement therapy, including T-replacement, could hurt sales of and impair our ability to successfully commercialize LPCN 1021, if approved. In the interim, the FDA's evaluation could also impact the timing with respect to the filing of our NDA.

We face substantial competition in the TRT market, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We expect to face significant competition for any of our product candidates, if approved. In particular, if approved, LPCN 1021 would compete in the T-replacement therapies market, which is highly competitive and currently dominated by the sale of T-gels, which is estimated to account for approximately 89% of U.S. sales in the T-replacement therapies market in 2013. Our success will depend, in large part, on our ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral T-replacement therapies that compete with LPCN 1021. For example, because testosterone undecanoate, orTU, is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of TU administration that would be outside the scope of the claims of either our issued patents or our patent applications. This would enable their products to effectively compete with LPCN 1021, which could have a negative effect on our business.

The following T-replacement therapies currently on the market in the United States would compete with LPCN 1021:

•	T-gels, such as AndroGel (marketed by Abbvie), Testim (marketed by Auxilium Pharmaceuticals, Inc., or Auxilium), Fortesta (marketed by Endo Health Solutions); and additionally TEVA and Perrigo have FDA approval for T-gels but have not yet launched the products;

•	T-topical solutions, such as Axiron, a metered dose lotion marketed by Eli Lilly and Co.;

•	T-injectables;

•	Branded longer-acting injectable, such as Aveed (marketed by Endo);

•	T-nasals, such as Natesto (marketed by Trimel);

•	methyl-T, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);

•	transdermal patches, such a Androderm (marketed by Actavis Pharmaceuticals, Inc.);

•	buccal patches, such as Striant (marketed by Auxilium);

•	generic testosterone enanthate intra-muscular injectables; and

•	subcutaneous injectable pellets, such as Testopel (marketed by Auxilium).

We are also aware of other pharmaceutical companies that have T-replacement therapies or testosterone therapies in development that may be approved for marketing in the United States or outside of the United States.

Based on publicly available information, we believe that several other T-replacement therapies that would be competitive with LPCN 1021 are in varying stages of development, some of which may be approved, marketed and/or commercialized prior to LPCN 1021. These therapies include T-gels, oral-T, an aromatase inhibitor, a new class of drugs called Selective Androgen Receptor Modulators and hydroalcoholic gel formulations of DHT.

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

LPCN 1111 is in a very early stage of development. We currently have preliminary data demonstrating absorption of LPCN 1111 in dogs and in postmenopausal females. We are currently dosing hypogonadal men in our Phase 2a study which is the first study of this prodrug in hypogonadal males through oral administration. Our Phase 2a study, however, may not demonstrate that LPCN 1111 has adequate, or any, oral absorption in hypogonadal males to warrant further development or that the safety profile warrants further development.

In addition, the active ingredient in LPCN 1111 has only been manufactured on a small scale. Scaling up into larger batches could be challenging and our ability to procure adequate material in a timely manner to further develop LPCN 1111 is uncertain. We also may not be able to engage a manufacturer who can supply adequate quantities of the drug substance in compliance with Current Good Manufacturing Practices ("cGMP").

We are currently conducting a Phase 2a study and expect results in the second half of 2014. Several factors could significantly affect the prospects for LPCN 1111, including factors relating to the regulatory approval and clinical development challenges for LPCN 1111 discussed above. Assuming a successful Phase 2a study, the anticipated Phase 2b and Phase 3 programs for a NDA filing for LPCN 1111 could be very long and expensive.

LPCN 1107 is in a very early stage of development, has never been administered orally in humans, and may not be further developed for a variety of reasons.

LPCN 1107 is in a very early stage of development and consequently the risk that we fail to commercialize LPCN 1107 and related products is high. In particular, we have only conducted a Phase 1 proof-of-concept clinical study in healthy women. Although this study demonstrated oral absorption in healthy women, similar results may not be seen in pregnant women. Furthermore, our completed Phase 1 clinical study may not be predictive of safety concerns that may arise in pregnant women or demonstrate that LPCN 1107 has an adequate safety profile to warrant further development. The FDA may also require further preclinical studies. All of these factors can impact the timing of and our ability to continue development of LPCN 1107.

We expect to initiate our second Phase 1 clinical study in pregnant women in the second half of 2014. Assuming a successful Phase 1 study in pregnant women, the anticipated Phase 3 program for a NDA filing for LPCN 1107 could be very long and expensive.

We will not be able to successfully commercialize our product candidates without establishing sales and marketing capabilities internally or through collaborators.

We currently have no sales and marketing staff. If and when any of our product candidates is commercialized, we may not be able to find suitable sales and marketing staff and/or collaborators for all of our product candidates. The marketing collaborators we work with may not be adequate, successful or could terminate or materially reduce the effort they direct to our products. The development of a marketing and sales capability will require significant expenditures, management resources and time. The cost of establishing such a sales force may exceed any potential product revenues, or our marketing and sales efforts may be unsuccessful. If we are unable to develop an internal marketing and sales capability or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell approved products, if any.

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

If any of our owned or licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our United States patents covering certain technology used in our product candidates, including LPCN 1021, are expected to expire on various dates from November 23, 2019 through January 2029. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions to the extent that at those times we have no additional issued patents to protect our product candidates, including LPCN 1021. Additionally, if these are our only patents listed in the FDA Orange Book should we have a FDA-approved and marketed product at that time, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if we are unable to commence or continue any action relating to the defense of our patents, we may be unable to protect our product candidates.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, on November 25, 2013, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-192069) relating to our public offering. There have not been any material changes in the use of proceeds from what has previously been disclosed relating to such offering.

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

Lipocine Inc.
(Registrant)

Dated: August 13, 2014	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2014	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	8-K	000-379633	10.1	5/27/2014

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS	XBRL Instance Document (2)

101.SCH*	XBRL Taxonomy Extension Schema Document (2)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (2)

