Form 10-Q
period 2014-09-30
Lipocine Inc.
filed 2014-11-10
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2014

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

Outstanding Shares

As of November 10, 2014, the registrant had 12,786,672 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$31,667,417	$45,263,698
Prepaid and other current assets	285,916	770,030
Total current assets	31,953,333	46,033,728

Property and equipment, net accumulated depreciation of $1,028,796 and $1,019,409, respectively	40,687	28,794
Other assets	23,753	45,000
Total assets	$32,017,773	$46,107,522

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$399,113	$1,027,021
Accrued expenses	1,657,788	256,754
Total current liabilities	2,056,901	1,283,775
Total liabilities	2,056,901	1,283,775

Commitments and contingencies (notes 7 and 9)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 12,784,382 and 12,668,393 issued and 12,778,672 and 12,668,393 outstanding	1,278	1,267
Additional paid-in capital	94,197,543	92,686,881
Treasury stock at cost, 5,710 and zero shares	(40,712)	-
Accumulated deficit	(64,197,237)	(47,864,401)
Total stockholders' equity	29,960,872	44,823,747

Total liabilities and stockholders' equity	$32,017,773	$46,107,522

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2014	2013	2014	2013

Operating expenses:
Research and development	$3,246,526	$1,568,969	$12,589,355	$2,657,936
General and administrative	871,825	1,181,894	3,831,181	2,601,557
Reverse merger costs	-	794,902	-	1,011,630
Total operating expenses	4,118,351	3,545,765	16,420,536	6,271,123
Operating loss	(4,118,351)	(3,545,765)	(16,420,536)	(6,271,123)

Other income, net	24,299	15,084	87,700	16,295
Loss before income tax expense	(4,094,052)	(3,530,681)	(16,332,836)	(6,254,828)
Income tax benefit	-	55,342	-	55,048
Net loss	$(4,094,052)	$(3,475,339)	$(16,332,836)	$(6,199,780)

Basic loss per share attributable to common stock	$(0.32)	$(0.39)	$(1.28)	$(1.04)
Weighted average common shares outstanding, basic	12,775,324	8,914,666	12,757,144	5,958,415

Diluted loss per share attributable to common stock	$(0.32)	$(0.39)	$(1.28)	$(1.04)

Weighted average common shares outstanding, diluted	12,775,324	8,914,666	12,757,144	5,958,415

Comprehensive loss	$(4,094,052)	$(3,475,339)	$(16,332,836)	$(6,199,780)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ending September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(16,332,836)	$(6,199,780)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,387	15,725
Forgiveness of related party receivable	-	3,815
Stock-based compensation expense	1,453,897	758,767
Changes in operating assets and liabilities:
Prepaid and other current assets	484,114	(160,815)
Accounts payable	(627,908)	1,124,921
Accrued expenses	1,401,034	37,027
Income taxes payable	-	(55,048)
Cash used in operating activities	(13,612,312)	(4,475,388)

Cash flows from investing activities:
Refund of long-term rental deposit	21,247	-
Purchases of property and equipment	(21,280)	(1,206)
Cash used in investing activities	(33)	(1,206)

Cash flows from financing activities:
Purchase of treasury stock	-	(53,100)
Proceeds from stock option exercises	16,064	10,576
Net proceeds from common stock offering	-	35,981,030
Cash provided by financing activities	16,064	35,938,506

Net increase (decrease) in cash and cash equivalents	(13,596,281)	31,461,912

Cash and cash equivalents at beginning of period	45,263,698	5,377,114

Cash and cash equivalents at end of period	$31,667,417	$36,839,026

Supplemental disclosure of non-cash financing activities:
Accrued common stock offering costs	$-	$271,386
Stock received as consideration for stock option exercises and recognized as treasury stock	40,712	-

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2014.

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

The Merger is accounted for as a reverse-merger and recapitalization. Lipocine Operating is the acquirer for financial reporting purposes and Marathon Bar is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Lipocine Operating and are recorded at the historical cost basis of Lipocine Operating, and the consolidated financial statements after completion of the Merger include the assets, liabilities and operations of Marathon Bar and Lipocine Operating (“Combined Company”), from the closing date of the Merger. Therefore, the historical equity accounts and awards of Lipocine, including par value per share, share and per share numbers included in the 2013 financial statements, have been adjusted to reflect the number of shares received in the Merger.

(3)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three and nine months ended September 30, 2014 and 2013 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, unvested restricted stock units and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic loss per share attributable to common stock:
Numerator
Net loss	$(4,094,052)	$(3,475,339)	$(16,332,836)	$(6,199,780)

Denominator
Weighted avg. common shares outstanding	12,775,324	8,914,666	12,757,144	5,958,415

Basic loss per share attributable to common stock	$(0.32)	$(0.39)	$(1.28)	$(1.04)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(4,094,052)	$(3,475,339)	$(16,332,836)	$(6,199,780)

Denominator
Weighted avg. common shares outstanding	12,775,324	8,914,666	12,757,144	5,958,415

Diluted loss per share attributable to common stock	$(0.32)	$(0.39)	$(1.28)	$(1.04)

The computation of diluted loss per share for the three and nine months ended September 30, 2014 and 2013 does not include the following stock options, unvested restricted stock, unvested restricted stock units and warrants to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	September 30,
	2014	2013
Stock options	1,571,096	1,214,749
Unvested resticted stock	8,000	103,784
Unvested resticted stock units	15,000	-
Warrants	20,467	20,467

(4)	Fair Value

For prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. At September 30, 2014, the Company did not have any assets and liabilities that were measured at fair value on a recurring basis using quoted prices in active markets for identical instruments (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). Assets and liabilities that are measured at fair value on a recurring basis using quoted prices in active markets for identical instruments (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) consist of the following at December 31, 2013:

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

At September 30, 2014 and December 31, 2013, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(6)	Collaborative Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.). As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1.5% royalty on net sales should Lipocine decide to use certain Solvay/Abbott formulations or a perpetual 1% royalty on net sales should Lipocine use data generated during the term of the Solvay/Abbott agreement in any regulatory filings for a product. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three and nine months ended September 30, 2014 and 2013.

(b)	Nexgen Pharma, Inc.

On May 21, 2011, the Company entered into a collaborative product development agreement with Nexgen Pharma, Inc. (“Nexgen”). Under the agreement, the parties agreed to jointly develop certain products for the treatment of coughs and colds and to share future revenues from those products. Nexgen agreed to reimburse the Company at cost for all future clinical costs incurred in the development of the products. The Company is responsible for certain new drug application (“NDA”) filing costs with the Food and Drug Administration (“FDA”) under terms of this contract and, additionally, will participate on a joint steering committee with Nexgen for the development, regulatory, and manufacturing strategy of product candidates. On July 23, 2013, the Company transferred all rights and obligations under this agreement to Spriaso, LLC ("Spriaso") (see note 10). As a result, the Company was not entitled to reimbursement for any amounts during the three and nine months ended September 30, 2014, while Nexgen reimbursed the Company for a total of zero and $468,000 during the three and nine months ended September 30, 2013 for related expenses under the agreement, which the Company recorded, net, as research and development expense.

(c)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $2.7 million and $940,000 for the three months ended September 30, 2014 and 2013, and $10.8 million and $1.5 million for the nine months ended September 30, 2014 and 2013 under these agreements.

(7)	Leases

The Company has a noncancelable operating lease for office space and laboratory facilities.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2014 are:

Operating
leases
Year ending December 31:
2014	$71,260
2015	285,756
2016	294,373
2017	303,119
2018	51,903

Total minimum lease payments	$1,006,411

The Company’s rent expense was $73,000 and $89,000 for the three months ended September 30, 2014 and 2013 and $251,000 and $267,000 for the nine months ended September 30, 2014 and 2013.

(8)	Stockholders’ Equity

(a)	Share-Based Payments

The Company recognizes stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under the Company’s Incentive Plan to employees and nonemployee members of the Company’s board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, the Company grants performance-based stock option awards and restricted stock grants, which vest based upon the Company satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, the Company estimates that these options will vest, which is based on whether the Company considers the options’ performance conditions to be probable of attainment. The Company’s estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods. In addition, the Company grants stock options to nonemployee consultants from time to time in exchange for services performed for the Company. Equity instruments granted to nonemployees are subject to periodic measurement revaluation over their vesting terms.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $240,000 and $160,000 for the three months ended September 30, 2014 and 2013 and $1.5 million and $759,000 for the nine months ended September 30, 2014 and 2013, allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Research and development	$89,730	$46,594	$360,394	$236,314
General and administrative	150,041	113,687	1,093,503	522,453

	$239,771	$160,281	$1,453,897	$758,767

The Company issued 294,189 and 51,390 stock options during the three months ended September 30, 2014 and 2013 and 331,689 and 285,527 stock options during the nine months ended September 30, 2014 and 2013.

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

Expected Volatility: Since the Company does not have sufficient trading history, the volatility factor was based on a combination of the Company's volatility since being listed on the NASDAQ Capital Market and the average of eleven similar public companies. When selecting similar companies, the Company considered the industry, stage of life cycle, size, and financial leverage.

For options granted during the nine months ended September 30, 2014, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

2014
Expected term	5.87 years
Risk-free interest rate	1.75%
Expected dividend yield	—
Expected volatility	76.17%

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

As of September 30, 2014, there was approximately $2.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Incentive Plan. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the award that is vested at that date. The weighted average fair value of share-based compensation awards granted during the nine months ended September 30, 2014 and 2013, was approximately $5.48 and $2.06, respectively.

(b)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") are issuable under the 2014 Plan. In January 2011, the board of directors adopted the 2011 Plan that provides for the granting of nonqualified and incentive stock options, restricted stock units and restricted stock. The 2011 Plan assumed all of the obligations, which existed under the previous 2000 Stock Option Plan. Under the 2011 Plan, the Company has granted nonqualified and incentive stock options for the purchase of common stock to directors, employees and nonemployees providing services to the Company. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. An aggregate of 1,271,906 shares are authorized for issuance under the 2014 Plan, with 977,717 shares remaining available for grant as of September 30, 2014.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2013	1,264,345	$3.25
Options granted	331,689	8.30
Options exercised	(20,205)	2.81
Options forfeited	(3,621)	5.73
Options cancelled	(1,112)	12.84
Balance at September 30, 2014	1,571,096	4.31

Options exercisable at September 30, 2014	1,073,897	2.88

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,571,096	7.39	$4.31	$3,695,692	1,073,897	6.42	$2.88	$3,475,891

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 20,205 and 3,761 stock options exercised during the nine months ended September 30, 2014 and 2013, respectively.

(c)	Restricted Common Stock

In 2010, the Company issued 112,720 shares of restricted common stock to employees. Ten percent of the issued restricted common stock vested on December 31, 2011. The remaining ninety percent of the restricted shares were modified on January 31, 2013 to vest on the earlier of the first dosing in the pivotal clinical study for its lead drug candidate, or 50% on January 31, 2014 and 50% on January 31, 2015. All shares of restricted common stock related to this issuance became fully vested on February 10, 2014.

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

The Company includes unvested restricted stock in outstanding shares for financial reporting purposes when the awards vest.

A summary of restricted common stock activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2013	103,784
Granted	-
Vested	(95,784)
Cancelled	-
Balance at September 30, 2014	8,000

(d)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Restricted Stock Units

Balance at December 31, 2013	15,000
Granted	-
Vested	-
Cancelled	-
Balance at September 30, 2014	15,000

(e)	Warrants

For charitable purposes, on December 23, 2003, the Company granted warrants to a local university for 20,467 shares of common stock at a price of $12.21 per share with an original expiration date of December 31, 2010. In January 2011, the Company extended the term to December 31, 2015 at the same price. As of September 30, 2014, all warrants remain outstanding.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with Nexgen. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company will provide facilities and up to 10 percent of the services of certain employees to Spriaso for a period of up to 12 months with an ability to extend for another six months. On July 23, 2014, Spriaso notified the Company of its intention of extending the service agreement for another six months. The Company may provide additional services to be charged at cost to Spriaso. Spriaso may file its first NDA prior to the Company filing its first NDA and as an affiliated entity it will use up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 provides guidance regarding management’s responsibility to evaluate whether there exists substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. The Company does not believe this pronouncement will have a material effect on the Company's financial position or results of operations.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q or in Part II, Item 1A (Risk Factors) of our first and second quarter Form 10-Q's for 2014 or in Part I, Item 1A (Risk Factors) of our Form 10-K filed on March 31, 2014. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technology is designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic characteristics and facilitate lower dosing requirements, bypass first-pass metabolism, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our current portfolio, includes our lead product candidate LPCN 1021, an oral testosterone replacement therapy ("TRT"), which is currently in a pivotal Phase 3 clinical study. Additionally, we are currently in the process of establishing our pipeline of early clinical treatments including a next generation oral TRT, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

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

We have incurred losses in most years since our inception. As of September 30, 2014, we had an accumulated deficit of $64.2 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $16.3 million for the nine months ended September 30, 2014, compared to $6.2 million for the nine months ended September 30, 2013. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

Our Product Candidates

Our current portfolio of proprietary product candidates consists of our lead product candidate LPCN 1021, an oral TRT, a next generation oral TRT, LPCN 1111, and an oral therapy for the prevention of recurrent preterm birth, LPCN 1107.

LPCN 1021: An Oral Product Candidate for Testosterone Replacement Therapy

Our lead product, LPCN 1021, is an oral formulation of the chemical testosterone undecanoate ("TU"), an eleven carbon side chain attached to testosterone. TU is an ester prodrug of testosterone, which is an inactive form of testosterone. Upon the cleavage, or breaking, of the ester bond, the pharmacologically active drug, testosterone is formed. An ester is a chemical between an acid and alcohol. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and TU recently received approval in the United States for delivery via intra-muscular injection. However, the oral dosage form which is approved outside the United States provides sub-therapeutic serum testosterone levels at the approved dose. We are using our Lip’ral technology to facilitate steady gastrointestinal solubilization and absorption of TU for convenient twice daily dosing of TU. Proof of concept was initially established in 2006, and subsequently LPCN 1021 was licensed to Solvay Pharmaceuticals, Inc. ("Solvay") which was then acquired by Abbott Products, Inc. ("Abbott") in 2009. Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to LPCN 1021 were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1.5% royalty on net sales should Lipocine decide to use certain Solvay/Abbott formulations or a perpetual 1% royalty on net sales should Lipocine use data generated during the term of the Solvay/Abbott agreement in any regulatory filings for a product. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

We have received top-line efficacy results from our ongoing Study of Oral Androgen Replacement ("SOAR") pivotal Phase 3 clinical study evaluating efficacy and safety of LPCN 1021. SOAR is a randomized, open-label, parallel-group, active-controlled, Phase 3 clinical study of oral TRT in hypogonadal males with low testosterone (< 300 ng/dL). In total, 315 subjects at 40 active sites were assigned, such that 210 were randomized to LPCN 1021 and 105 were randomized to the active control, for 52 weeks of treatment. The active control is included for safety assessment. LPCN 1021 subjects were started at 225 mg TU (equivalent to ~ 142 mg of T) twice daily (“BID”) with a standard meal and then dose titrated, if needed, up to 300 mg TU BID or down to 150 mg TU BID based on serum testosterone measured during weeks 3 and 7. The mean age of the subjects in the trial is ~53 yrs with ~91% of the patients < 65 yrs of age.

Top Line Results From SOAR

Primary statistical analysis was conducted using the Efficacy Population Set ("EPS"). The EPS is defined as subjects randomized into the study with at least one PK profile and no significant protocol deviations and includes imputed missing data by last observation carried forward, N=152. Further analysis was performed using the safety set (“SS”) (any subject that was randomized into the study and took at least one dose, N=210).

Efficacy

The primary efficacy end point is the percentage of subjects with an average 24 hour serum testosterone concentration (“Cavg”) within the normal range, which is defined as 300-1140 ng/dL, after 13 weeks of treatment. The FDA guidelines for primary efficacy success is that at least 75% of the subjects on active treatment achieve a testosterone Cavg within the normal range; and the lower bound of the 95% confidence interval (“CI”) must be greater than 65%.

LPCN 1021 successfully met the FDA primary efficacy guideline. In the EPS analysis, 88% of the subjects on active treatment achieved testosterone Cavg within the normal range with lower bound CI of 82%. Additionally, sensitivity analysis using the SS reaffirmed the finding that LPCN 1021 successfully met the FDA primary efficacy guideline as 80% of the subjects on active treatment achieved testosterone Cavg within the normal range with lower bound CI of 74%.

Other highlights from the efficacy results include:

•	Mean Cavg was 447 ng/dL with coefficient of variance of 37%;

•	Less than 12% of the subjects were outside the tesosterone Cavg normal range at final dose;

•	85% of subjects arrived at final dose with no more than one titration; and

•	51% of subjects were on final dose of 225 mg BID.

Safety

Although the safety component of the SOAR trial is on-going, LPCN 1021 treatment has been well tolerated.

LPCN 1021 safety highlights include:

•	3% of the subjects reported a serious adverse events ("SAE"), with none of the SAE's being drug related;

•	All the drug related adverse events were either mild or moderate in intensity (none were severe); and

•	Hematocrit (“Hct”) and prostate specific antigen (“PSA”) increases were noted and consistent with other TRT products with one subject discontinued for elevated Hct exceeding pre-specified limits and one subject discontinued for elevated PSA exceeding pre-specified limits.

In the EPS analysis, Cmax ≤1500 ng/dL was 83%, Cmax between 1800 and 2500 ng/dL was 4.6% and Cmax > 2500 ng/dL was 2%. Three patients had a Cmax >2500 ng/dL which were transient, isolated and sporadic. Moreover, none of these subjects reported any AE’s. Results were generally consistent with those of approved TRT products.

The safety extension phase of the SOAR trial is on-going. The safety extension phase is designed to assess safety information such as metabolites, biomarkers, laboratory values, SAEs and AEs, with subjects on their stable dose regimen in both the treatment arm and the active control arm. Assuming successful safety data from the SOAR trial is achieved, we plan to file our NDA with the FDA in the second half of 2015.

LPCN 1111: A Next-Generation Oral Product Candidate for TRT

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. A Phase 1 single dose, randomized, open label, crossover study in 8 postmenopausal women has been completed and the pharmacokinetics suggested feasibility of either once-daily dosing or twice daily dosing with relatively high Cavg. This study was conducted ex-U.S. after obtaining the necessary regulatory approvals for conducting the study in the foreign country so no IND application was required in the United States. We have completed a pre-investigational new drug, or pre-IND, meeting with FDA.

In October 2014, we successfully completed a Phase 2a proof-of-concept study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. These subjects had serum total testosterone < 300 ng/dL based on two blood draws on two separate days. Subjects received doses of LPCN 1111 as a single dose of 330 mg, 550 mg, 770 mg, followed by once daily administration of 550 mg for 28 days in 10 subjects, and once daily administration of 770 mg for 28 days in eight subjects. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with LPCN 1111in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28 day dosing period on multi-dose exposure. Overall, LPCN 1111 was well tolerated with no serious adverse events. We expect to initiate a Phase 2b dose finding study in hypogonadal men in the first quarter of 2015.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the prevention of preterm birth in women with a prior history of at least one preterm birth. We successfully completed a proof-of-concept Phase 1 clinical study of LPCN 1107 in healthy women in May 2014. The study was designed to determine the pharmacokinetics and bioavailability of LPCN 1107 relative to an intramuscular ("IM") HPC, as well as safety and tolerability, in healthy non-pregnant female volunteers. Results of this study confirmed our pre-clinical data and suggest meaningful drug levels of HPC can be obtained after oral administration. The product has also completed a 28-day repeat dose toxicity study in dogs. We initiated a second Phase 1 pharmacokinetic study in healthy pregnant women and expect efficiency results in the first quarter of 2015.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so for a number of years. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through September 30, 2014, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products, as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $62.6 million in research and development expenses through September 30, 2014.

We expect our research and developments costs for LPCN 1021 to continue at the current rate of $2-$3 million per quarter as we complete our pivotal Phase 3 trial, conduct other pharmacokinetic studies, manufacture registration batches and if appropriate, file an NDA. We believe it will cost approximately $10.7 million to complete this process. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

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

Summary of Research and Development Expense

Our research and development efforts have primarily been focused on LPCN 1021 through the end of 2013. Beginning in 2014, we have on-going clinical trials with all of our three product candidates. Additionally, we incur significant costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
External service provider costs:
LPCN 1021	$2,409,579	$938,427	$9,261,774	$993,684
LPCN 1111	252,145	1,530	1,138,716	14,697
LPCN 1107	59,707	-	391,987	-
Other product candidates	7,665	182	22,665	1,805
Total external service provider costs	2,729,096	940,139	10,815,142	1,010,186
Internal personnel costs	430,138	538,872	1,435,915	1,331,769
Other research and development costs	87,292	89,958	338,298	315,981
Total research and development	$3,246,526	$1,568,969	$12,589,355	$2,657,936

External service provider costs under a collaborative product development agreement are recorded net of reimbursement. In July 2013, we assigned the collaborative agreement to an affiliated entity as described in Note 10 of the “Notes to Unaudited Condensed Consolidated Financial Statements”. As a result, we were not entitled to reimbursement of any amounts under the agreement during the three and nine months ended September 30, 2014. A total of zero and $468,000 was reimbursed under the agreement during the three and nine months ended September 30, 2013 and recorded net in research and development expense.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013	Variance
Research and development expenses	$3,246,526	$1,568,969	1,677,557
General and administrative expenses	871,825	1,181,894	(310,069)
Reverse merger costs	-	794,902	(794,902)
Other income, net	24,299	15,084	9,215
Income tax benefit	-	55,342	(55,342)

Research and Development Expenses

The increase in research and development expenses in the three months ended September 30, 2014 was primarily due to an increase in external clinical research costs of $2.6 million, primarily related to our Phase 3 clinical trial for LPCN 1021. This increase was partially offset by a reduction in manufacturing and drug purchase costs of $788,000 which were incurred in 2013 and not repeated in 2014 and a decrease of $109,000 in personnel expense due primarily to a one-time bonus that occurred during the three months ended September 30, 2013.

General and Administrative Expenses

The decrease in general and administrative expenses in the three months ended September 30, 2014 was primarily due to a decrease in professional fees of $322,000 primarily related to accounting fees incurred in 2013 in preparation for and in conjunction with becoming a publicly registered company that did not repeat in 2014.

Reverse Merger Costs

Reverse merger costs incurred during the three months ending September 30, 2013 relate to the Merger with Marathon Bar which closed on July 24, 2013, and were comprised primarily of legal and accounting fees.

Other Income, Net

The increase in other income, net, primarily reflects increased interest earned on a larger balance in cash and cash equivalents as a result of our offerings of common stock in July 2013 and November 2013.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013	Variance
Research and development expenses	12,589,355	2,657,936	9,931,419
General and administrative expenses	3,831,181	2,601,557	1,229,624
Reverse merger costs	-	1,011,630	(1,011,630)
Other income, net	87,700	16,295	71,405
Income tax benefit	-	55,048	(55,048)

Research and Development Expenses

The increase in research and development expenses in the nine months ended September 30, 2014 was primarily due to an increase in external clinical research costs of $9.9 million, of which $8.4 million was related to our Phase 3 clinical trial for LPCN 1021 and $1.5 million was related to other product candidates, and an increase in personnel costs of $104,000 related primarily to an increase in stock-based compensation. These increases were offset by a decrease in manufacturing and drug related costs of $148,000 which were incurred in 2013 and not repeated in 2014 primarily related to our Phase 3 clinical trial for LPCN 1021.

General and Administrative Expenses

The increase in general and administrative expenses in the nine months ended September 30, 2014 was primarily due to an increase in personnel costs of $887,000, an increase in professional fees of $132,000 as a result of becoming a public company in the third quarter of 2013, and an increase in other general and administrative expenses of $211,000, including director and officer liability insurance and Delaware Franchise Tax. The increase in personnel costs was primarily due to an increase of $571,000 in stock-based compensation due to the modification of equity awards to retiring members of the board of directors in January 2014, acceleration of stock compensation in 2014 on performance based equity awards due to the probability of achieving the milestone and to new stock awards in December 2013 and August 2014 as well as salary and bonus increases in 2014 of $327,000, which includes the addition of our Chief Financial Officer in September 2013 and a patent manager in January 2014. These increases in personnel costs were partially offset by a decrease in total cash compensation paid to Directors.

Reverse Merger Costs

Reverse merger costs incurred during the nine months ending September 30, 2013 relate to the Merger with Marathon Bar which closed on July 24, 2013, and were comprised primarily of legal and accounting fees.

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

As of September 30, 2014 we had $31.7 million of cash and cash equivalents compared to $45.3 million at December 31, 2013. We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements beyond September 30, 2015, we will need to raise additional capital at some point to support our operations, long-term research and development and commercialization of our products. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may be able to enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical studies and ongoing development and commercialization efforts. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations. See also "Overview of Our Business" above.

	Nine Months Ended September 30,
	2014	2013
Cash used in operating activities	$(13,612,312)	$(4,475,388)
Cash used in investing activities	(33)	(1,206)
Cash provided by financing activities	16,064	35,938,506

Operating Activities

Cash used in operating activities was $13.6 million for the nine months ended September 30, 2014, and $4.5 million for the nine months ended September 30, 2013, an increase of $9.1 million. Included in the increase was a $10.1 million increase in net loss and a $1.8 million decrease in accounts payable. The changes were partially offset by a $645,000 decrease in prepaid and other assets, a $1.4 million increase in accrued expenses and a $695,000 increase in stock-based compensation.

Investing Activities

Investing activities consist primarily of the refund of a rental deposit and purchases of property and equipment. We received $21,000 in a refund of our rental deposit when we extended our property lease in May 2014. Additionally, we acquired $21,000 of property and equipment in the nine months ended September 30, 2014 compared to $1,000 in the nine months ended September 30, 2013.

Financing Activities

Financing activities consist primarily of proceeds from the sale of common stock, the exercise of stock options and the purchase of treasury stock. Cash provided by financing activities was $16,000 and $35.9 million, respectively, during the nine months ended September 30, 2014 and 2013. During nine months ended September 30, 2014, we received $16,000 from the exercise of stock options compared to $11,000 from the exercise of stock options during the nine months ended September 30, 2013. Additionally during the nine months ended September 30, 2013, we repurchased $53,000 of treasury stock and received $36.0 million from the sale of common stock in an offering to accredited investors in July 2013.

Contractual Commitments and Contingencies

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On May 6, 2014, the Company agreed to modify and extend the lease through February 28, 2018. Our remaining commitment through 2018 under this lease is $1.0 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K dated March 31, 2014.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2014.

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

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014 and those risk factors discussed in Part II," Item 1A. Risk Factors" of our first and second quarter Form 10-Q's filed with the SEC on May 13, 2014 and August 13, 2014, respectively, which could materially affect our business, financial condition or future results. The risks described in the aforementioned reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014, from our risk factors included in our Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 13, 2014 and from our risk factors included in our Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 13, 2014:

Risks Relating to Our Business and Industry

The timelines of our clinical trials may be impacted by numerous factors and any delays may adversely affect our ability to execute our current business strategy.

Our expectations regarding the success of our product candidates, including our clinical candidates and lead compounds, and our business are based on projections which may not be realized for many scientific, business or other reasons. We therefore cannot assure investors that we will be able to adhere to our current schedule. We set goals that forecast the accomplishment of objectives material to our success: selecting clinical candidates, product candidates, failures in research, the inability to identify or advance lead compounds, identifying target patient groups or clinical candidates, the timing and completion of clinical trials, and anticipated regulatory approval. The actual timing of these events can vary dramatically due to factors such as slow enrollment of patients in studies, uncertainties in scale-up, manufacturing and formulation of our compounds, failures in research, the inability to identify clinical candidates, failures in our clinical trials, requirements for additional clinical trials and uncertainties inherent in the regulatory approval process and regulatory submissions. Decisions by our partners or collaborators may also affect our timelines and delays in achieving manufacturing capacity and marketing infrastructure sufficient to commercialize our biopharmaceutical products. The length of time necessary to complete clinical trials and to submit an application for marketing approval by applicable regulatory authorities may also vary significantly based on the type, complexity and novelty of the product candidate involved, as well as other factors.

We depend primarily on the success of our lead product candidate, LPCN 1021, which is still under clinical development and may not receive regulatory approval or be successfully commercialized.

We currently have only one product candidate that has completed Phase 2 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization. We are not permitted to market LPCN 1021 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not scaled up the pivotal study formulation to commercial scale. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Before we submit an NDA to the FDA for LPCN 1021 as a TRT we must complete our pivotal Phase 3 trial, and an additional pharmacokinetic study for labeling purposes. We have not commenced the additional pharmacokinetic study.

In addition, although we have released top-line results from Phase 3 trial of LPCN 1021, the study is still on-going and results at the completion of our pivotal Phase 3 trial may not be consistent with top-line safety results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving positive results in early stage development. Our pivotal Phase 3 trial will evaluate the safety and efficacy of LPCN 1021 over a longer period of time in a patient population which will be almost four times larger than our repeat-dose Phase 2 trials. Accordingly, the safety results from Phase 2 trials or early top-line results from our pivotal Phase 3 trial for LPCN 1021 may not be predictive of the results we may obtain at the completion of our pivotal Phase 3 trial of LPCN 1021. Our pivotal Phase 3 trial may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or even terminate further development.

If the FDA clarifies, modifies or restricts the indicated population for T-replacement in the "class" label, the market for T-replacement products may shrink and our ability to sell and be reimbursed for LPCN 1021and LPCN 1111 could be materially adversely affected and our business could be harmed.

On September 17, 2014, the FDA held a T-class Advisory Committee meeting. The Advisory Committee discussed (i) the identification of the appropriate patient population for whom T-replacement therapy should be indicated and (ii) the potential risk of major adverse cardiovascular events, defined as non-fatal stroke, non-fatal myocardial infarction and cardiovascular death associated with T-replacement therapy. At the meeting, 20 of the 21 members of the Advisory Committee voted that the FDA should revise the currently indicated population for T-replacement therapy and recommended changing the label language to restrict the intended uses of the products, particularly in relation to age-related low testosterone. The Committee also supported adding language to the label to guide physicians in better diagnosis of eligible patients for treatment. It is unclear if FDA will follow the Advisory Committee’s recommendation or whether and when any label revisions will be made available to sponsors including new sponsors such as Lipocine as well as sponsors with approved T-replacement therapy products.

It is possible that the FDA's evaluation of the Advisory Committee recommendations could lead to significant label modifications/restrictions in the indicated population for T-replacement therapy. If, following its evaluation, the FDA concludes that the indicated population for T-replacement therapy needs to be clarified, modified or restricted, it may take various actions that affect T-replacement products generally, including changing the T-class label, which could impact us adversely in a variety of ways, including:

•	limiting use of LPCN 1021 to certain populations, such as men under a specified age or men without specified conditions;

•	limiting the use of LPCN 1021 to patient with classical hypogonadism;

•	limiting payer reimbursement to only those patients specifically indicated on the label; and

•	limiting our ability to engage in direct to consumer marketing.

If T-replacement therapies are found, or are perceived, to create health risks, our ability to sell LPCN 1021 and LPCN 1111 could be materially adversely affected and our business could be harmed. Even if our LPCN 1021and our LPCN 1111 are approved, physicians and patients may be deterred from prescribing and using T-replacement therapies, which could depress demand for LPCN 1021and LPCN 1111 and compromise our ability to successfully commercialize LPCN 1021 and LPCN 1111.

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

Prompted by these events, the FDA announced on January 31, 2014 that it will investigate the risk of stroke, heart attack, and death in men taking FDA-approved testosterone products and that the FDA would hold a T-class Advisory Committee meeting on September 17, 2014 to discuss this topic further. The FDA has also asked health care professionals and patients to report side effects involving prescription testosterone products to the agency.

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

At the T-class Advisory Committee meeting held on September 17, 2014, the Advisory Committee discussed (i) the identification of the appropriate patient population for whom T-replacement therapy should be indicated and (ii) the potential risk of major adverse cardiovascular events, defined as non-fatal stroke, non-fatal myocardial infarction and cardiovascular death associated with T-replacement therapy. At the meeting, 16 of the 21 members of the Advisory Committee voted that the FDA should require sponsors of testosterone products to conduct a post marketing study (e.g. observational study or controlled clinical trial) to further assess the potential cardiovascular risk. Further, 12 of these voted that such post marketing study be required only if the T-replacement therapy is also approved for age-related hypogonadism.

The Advisory Committee also held a meeting on September 18, 2014 to evaluate the safety and efficacy of Restoro™, an oral TU submitted to the FDA by Clarus Therapeutics for the proposed indication of T-replacement therapy. 18 of the 21 members of the Advisory Committee voted that the overall benefit/risk profile of an oral TU is not acceptable to support approval for T-replacement therapy. The Advisory Committee agreed that an oral TU as a T-replacement therapy is promising and that it would be of great value to patients to have an oral treatment option, but they did not believe the current data supported approval.

It is possible that the FDA's evaluation of the Advisory Committee recommendations and further studies on the effects of T-replacement therapies could demonstrate the risk of major adverse cardiovascular events or other health risks or could impose additional requirements that could delay our ability to file a NDA for LPCN 1021. During our SOAR trial, we are not collecting safety data for LPCN 1021 comparing it to a placebo control group but only to the leading approved T-gel product. If, following its evaluation, the FDA concludes that men using FDA-approved T-replacement therapies face serious cardiovascular risks, it may take actions against T-replacement products generally, which could impact us adversely in a variety of ways, including that the FDA could:

•	require additional safety studies before approving LPCN 1021;

•	mandate that certain warnings or precautions be included in our product labeling;

•	require that our product carry a "black box warning";

•	limit use of LPCN 1021and LPCN 1111 to certain populations, such as men under a specified age or men without specified conditions;

•	direct us to submit a REMS as part of our NDA to help ensure that the benefits of our product outweigh the potential risks;

•	require that we conduct post-marketing studies, potentially including registry, epidemiology or cardiovascular outcomes studies; and

•	limit the prospects for regulatory approval and commercial success of our LPCN 1021 and LPCN 1111.

Demonstrated T-replacement therapy safety risks, as well as negative publicity about the risks of hormone replacement therapy, including T-replacement, could hurt sales of and impair our ability to successfully commercialize LPCN 1021 and LPCN 1111, if approved. In the interim, the FDA's evaluation could also impact the timing with respect to the filing of our NDA.

If we fail to obtain adequate healthcare reimbursement for our products, our revenue-generating ability will be diminished and there is no assurance that the anticipated market for our products will be sustained.

We believe that there could be many different applications for products successfully derived from our technologies and that the anticipated market for products under development could continue to expand. However, due to competition from existing or new products, potential changes to the class TRT label by the FDA and the yet to be established commercial viability of our products, no assurance can be given that these beliefs will prove to be correct. Physicians, patients, formularies, payors or the medical community in general may not accept or utilize any products that we or our collaborative partners may develop. Other drugs may be approved during our clinical testing which could change the accepted treatments for the disease targeted and make our compound obsolete.

Our ability to commercialize our products with success may depend, in part, on the extent to which coverage and adequate reimbursement to patients for the cost of such products and related treatment will be available from governmental health administration authorities, private health coverage insurers and other organizations, as well as the ability of private payors to pay for or afford our drugs. Adequate third party coverage may not be available to patients to allow us to maintain price levels sufficient for us to realize an appropriate return on our investment in product development.

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

We expect to face significant competition for any of our product candidates, if approved. In particular, if approved, LPCN 1021 would compete in the T-replacement therapies market, which is highly competitive and currently dominated by the sale of T-gels, which is estimated to account for approximately 89% of U.S. sales in the T-replacement therapies market in 2013. Our success will depend, in large part, on our ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral T-replacement therapies that compete with LPCN 1021. For example, because testosterone undecanoate, or TU, is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of TU administration that would be outside the scope of the claims of either our issued patents or our patent applications. This would enable their products to effectively compete with LPCN 1021, which could have a negative effect on our business.

The following T-replacement therapies currently on the market in the United States would compete with LPCN 1021:

•	T-gels, such as AndroGel (marketed by Abbvie), Testim (marketed by Auxilium Pharmaceuticals, Inc., or Auxilium), Fortesta (marketed by Endo Health Solutions); and additionally TEVA and Perrigo have FDA approval for T-gels but have not yet launched the products;

•	T-topical solutions, such as Axiron, a metered dose lotion marketed by Eli Lilly and Co.;

•	T-injectables;

•	Branded longer-acting injectable, such as Aveed (marketed by Endo);

•	T-nasals, such as Natesto (marketed by Trimel);

•	methyl-T, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);

•	transdermal patches, such a Androderm (marketed by Actavis Pharmaceuticals, Inc.)

•	buccal patches, such as Striant (marketed by Auxilium)

•	generic testosterone enanthate intra-muscular injectables;

•	authorized generic T-gels; and

•	subcutaneous injectable pellets, such as Testopel (marketed by Auxilium).

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

Additionally, there are several other ANDAs for generic T-gels that have been filed and there is ongoing litigation with each of these ANDAs. Finally, in 2014 two authorized generic T-gels were launched at a lower price than the branded version of the same T-gel. If a generic version of T-gel were to become available in the market, governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for generic T-gels as opposed to branded T-gels. The entrance of any generic T-gel into the market would likely cause downward pressure on the pricing of all T-replacement therapies, and could materially adversely affect the level of sales and price at which we could sell LPCN 1021, and ultimately significantly and adversely impact our revenues and financial results.

The introduction of generic T-gel may also affect the reimbursement policies of government authorities and third-party payors, such as private health insurers and health maintenance organizations. These organizations determine which medications they will pay for and establish reimbursement levels. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for branded medications when there is a generic available. If generic T-gel is available in the market, that may create an additional obstacle to the availability of reimbursement for LPCN 1021. Even if reimbursement is available, the level of such reimbursement could be reduced or limited. Reimbursement may impact the demand for, or the price of, LPCN 1021. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize LPCN 1021, and/or our financial results from the sale of related products could be negatively and materially impacted.

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

We initiated our second Phase 1 clinical study in pregnant women and expect efficiency results in the first quarter of 2015. Assuming a successful Phase 1 study in pregnant women, the anticipated Phase 3 program for a NDA filing for LPCN 1107 could be very long and expensive.

LPCN 1111 is in a very early stage of development, has never been administered in our targeted male population, and may not be further developed for a variety of reasons.

LPCN 1111 is in a very early stage of development. We have preliminary data demonstrating absorption of LPCN 1111 in dogs and in postmenopausal females. Additionally, we recently completed a Phase 2a study in hypogonadal men. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with LPCN 1111in hypogonadal men and a good dose response. Future studies may not have similar clinical results. .

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

We plan to initiate a Phase 2b dose finding study in the first quarter of 2015. Several factors could significantly affect the prospects for LPCN 1111, including factors relating to the regulatory approval and clinical development challenges for LPCN 1111 discussed above. Assuming a successful Phase 2b study, the Phase 3 programs for a NDA filing for LPCN 1111 could be very long and expensive.

We will need to grow our company, and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2014, we had only 14 employees, and we currently expect to experience significant growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of LPCN 1021. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	plans for, progress of and results from clinical trials of our product candidates;

•	the failure of the FDA to approve our product candidates;

•	FDA Advisory Committee meetings and related recommendations including meetings convened on the TRT class or on similar companies;

•	announcements by the FDA that may impact on-going clinical studies related to safety or efficacy of TRT products;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of other TRT products or non-testosterone based testosterone therapy products;

•	failure of our products, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

As of September 30, 2014, our executive officers and directors beneficially owned approximately 14.3% of our common stock. These stockholders, if they act together, may be able to control our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing LPCN 1021. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of September 30, 2014, we had an accumulated deficit of $64.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur additional and increasing operating losses over the next several years. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our pivotal Phase 3 trial of LPCN 1021 and other clinical trials associated with LPCN 1111 and LPCN 1107. In addition, if we obtain marketing approval for LPCN 1021, we may incur significant sales, marketing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Lipocine Inc.
(Registrant)

Dated: November 10, 2014	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2014	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document (2)

101.SCH*	XBRL Taxonomy Extension Schema Document (2)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (2)

*	Filed herewith
(1)

This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(2)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

