Form 10-K
period 2014-12-31
Lipocine Inc.
filed 2015-03-11
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Outstanding Shares

The aggregate market value of the common stock held by non-affiliates of the Registrant was $70.2 million as of June 30,2014. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 11, 2015, the registrant had 12,848,466 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION,” AND “ITEM 1. BUSINESS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, REGULATORY DEVELOPMENTS AND REQUIREMENTS, THE RECEIPT OF REGULATORY APPROVALS, THE RESULTS OF CLINICAL TRIALS, PATIENT ACCEPTANCE OF LIPOCINE’S PRODUCTS, MANUFACTURING AND COMMERCIALIZATION OF LIPOCINE’S PRODUCTS, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A (Risk Factors) of this Form 10-K. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

General

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic characteristics and facilitate lower dosing requirements, bypass first-pass metabolism, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, LPCN 1021, is an oral testosterone replacement therapy, or TRT, designed for convenient twice-a-day dosing and has demonstrated positive top-line efficacy results in Phase 3 testing. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product targeted for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, and is currently in Phase 1 testing.

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

Hypogonadism typically refers to a permanent deficiency of sex hormones rather than a temporary deficiency that may be related to acute/chronic illnesses or other medical, personal, or environmental factors. Primary hypogonadism describes disease states that intrinsically affect the gonads. Examples of these include the genetic disorders Turner syndrome and Kleinfelter syndrome. Secondary hypogonadism refers to disease states that affect gonadal-related structures such as the hypothalamus and pituitary gland that directly impact the development of gonads and as such the release of testosterone and other sexual hormones. Kallmann syndrome, in which patients fail to undergo all of the changes associated with puberty, is a type of secondary hypogonadism. Although a number of inherited diseases are known to affect the gonads either directly or indirectly, it is generally believed that the majority of individuals with hypogonadism develop the condition as a result of age-related declines in testosterone or other acquired conditions.

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

Treatment for male hypogonadism (both primary and secondary) is testosterone replacement therapy. Some of the reported benefits of testosterone replacement therapy include improved libido, sexual function, increased bone density, muscle development, and cognition, as well as a reduction in other risk factors caused by low testosterone.

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

Testosterone replacement therapies have been commercially available in the United States for over 70 years and have followed a progression of delivery systems that included subcutaneous, or under-the-skin, intramuscular, transdermal patch, and finally topical gels, which initially surfaced in 2000. In 2014, a long acting intramuscular injection and an intranasal delivery system for testosterone was approved. The difficulty in creating an easy to use/administer and clinically effective testosterone therapy is related to the molecule’s complex pharmacokinetics. Pharmacokinetics, or PK, describe how the body affects a specific drug after administration through the mechanism of absorption and distribution, as well as the chemical changes of the substance in the body. For example, oral therapies, which would ideally be the most popular route of delivery, require multiple, high daily doses due to low bioavailability. Bioavailability is the fraction of a drug dose that is actually absorbed into the bloodstream. Additionally, the few oral therapies that were used in the United States quickly went out of favor after significant side effects were revealed, most notably liver toxicity.

Currently, the U.S. testosterone replacement market consists of therapies that exist in four forms:

•	gel/patch;

•	injectable;

•	intranasal; and

•	buccal tablet, which is a tablet shaped patch applied to the upper gums.

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

The male testosterone market exceeded $2 billion in 2013 according to Global Industry Analyst Inc. Additionally testosterone replacement prescriptions were approximately 6.5 million in 2014 according to IMS Health data. Gels are the predominant dosage form in this market. The historical growth in the market was driven by increasing recognition by both patients and providers of the prevalence of hypogonadism and its far-reaching medical consequences. Top treatments are marketed by AbbVie, Eli-Lilly, and Endo.

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

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)
Men’s Health

LPCN 1021	Testosterone Replacement	Phase 3	Pre-NDA Meeting with FDA (March 19, 2015) Completion of Phase 3 study - Last Patient Last Visit (April 2015) Phase 3 Safety Data (2Q 2015) File NDA (2H 2015)

LPCN 1111	Testosterone Replacement	Phase 2	Commence Phase 2b study subject to FDA clarity on the TRT “class” label and financial resources (3Q 2015)

Women’s Health

LPCN 1107	Prevention of Preterm Birth	Phase 1	Meet with the FDA to determine development path (2Q 2015 - 3Q 2015)

These products are based on our proprietary Lip’ral promicellar drug delivery technology platform. Lip'ral promicellar technology is a patented technology based on lipidic compositions which form an optimal dispersed phase in the gastrointestinal environment for improved absorption of insoluble drugs. The drug loaded dispersed phase presents the solubilized drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving the absorption process and making the drug less dependent on physiological variables such as dilution, gastro-intestinal pH and food effects for absorption. Lip’ral based formulation enables improved solubilization and higher drug-loading capacity, which can lead to improved bioavailability, reduced dose, faster and more consistent absorption, reduced variability, reduced sensitivity to food effects, improved patient compliance, and targeted lymphatic delivery.

LPCN 1021: An Oral Product Candidate for Testosterone Replacement Therapy

Our lead product, LPCN 1021, is an oral formulation of the chemical testosterone undecanoate, or TU, an eleven carbon side chain attached to testosterone. It is an ester prodrug of testosterone, which is an inactive form of testosterone. Upon the cleavage, or breaking, of the ester bond, the pharmacologically active drug, testosterone is formed. An ester is a chemical between an acid and alcohol. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and TU recently received approval in the United States for delivery via intra-muscular injection. However, the oral dosage form which is approved outside the United States provides sub-therapeutic serum testosterone levels at the approved dose. We are using our Lip’ral technology to facilitate steady gastrointestinal solubilization and absorption of TU for convenient twice daily dosing of TU. Proof of concept was initially established in 2006, and subsequently LPCN 1021 was licensed to Solvay Pharmaceuticals, Inc., or Solvay, which was then acquired by Abbott Products, Inc., or Abbott, in 2009. Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to LPCN 1021 were reacquired by us.

We have received top-line efficacy results from our ongoing Study of Oral Androgen Replacement, or SOAR, pivotal Phase 3 clinical study evaluating efficacy and safety of LPCN 1021. SOAR is a randomized, open-label, parallel-group, active-controlled, Phase 3 clinical study of oral TRT in hypogonadal males with low testosterone (< 300 ng/dL). In total, 315 subjects at 40 active sites were assigned, such that 210 were randomized to LPCN 1021 and 105 were randomized to the active control, for 52 weeks of treatment. The active control is included for safety assessment. LPCN 1021 subjects were started at 225 mg TU (equivalent to ~ 142 mg of T) twice daily (“BID”) with a standard meal and then dose titrated, if needed, up to 300 mg TU BID or down to 150 mg TU BID based on serum testosterone measured during weeks 3 and 7. The mean age of the subjects in the trial is ~53 years with ~91% of the patients < 65 years of age. Men enrolled in the SOAR trial > 65 years of age were required to have been diagnosed with hypogonadism prior to 65 years of age.

Top Line Results From SOAR

Primary statistical analysis was conducted using the Efficacy Population Set ("EPS"). The EPS is defined as subjects randomized into the study with at least one PK profile and no significant protocol deviations and includes imputed missing data by last observation carried forward, N=152. Further analysis was performed using the full analysis set ("FAS") (any subject randomized into the study with at least one post-baseline efficacy variable response, N=192) and the safety set (“SS”) (any subject that was randomized into the study and took at least one dose, N=210).

Efficacy. The primary efficacy end point is the percentage of subjects with an average 24 hour serum testosterone concentration (“Cavg”) within the normal range, which is defined as 300-1140 ng/dL, after 13 weeks of treatment. The FDA guidelines for primary efficacy success is that at least 75% of the subjects on active treatment achieve a testosterone Cavg within the normal range; and the lower bound of the 95% confidence interval (“CI”) must be greater than 65%.

LPCN 1021 successfully met the FDA primary efficacy guideline. In the EPS analysis, 88% of the subjects on active treatment achieved testosterone Cavg within the normal range with lower bound CI of 82%. Additionally, sensitivity analysis using the FAS and SS reaffirmed the finding that LPCN 1021 successfully met the FDA primary efficacy guideline as 88% and 80%, respectively, of the subjects on active treatment achieved testosterone Cavg within the normal range with lower bound CI of 82% and 74%, respectively.

Other highlights from the efficacy results include:

•	Mean Cavg was 447 ng/dL with coefficient of variance of 37%;

•	Less than 12% of the subjects were outside the tesosterone Cavg normal range at final dose;

•	85% of subjects arrived at final dose with no more than one titration; and

•	51% of subjects were on the final dose of 225 mg BID which was also the starting dose.

Safety. Although the safety component of the SOAR trial is on-going, LPCN 1021 treatment has been well tolerated to date.

LPCN 1021 safety highlights through week 13 of treatment for the last enrolled patient include:

•	3% of the subjects reported a serious adverse events ("SAE"), with none of the SAE's classified as drug related or cardiac in nature;

•	All the drug related adverse events were either mild or moderate in intensity (none were severe); and

•	Hematocrit (“Hct”) and prostate specific antigen (“PSA”) increases were noted and consistent with other TRT products with one subject discontinued for elevated Hct exceeding pre-specified limits and one subject discontinued for elevated PSA exceeding pre-specified limits.

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

In December 2014 we received confirmation from the FDA that the design of our SOAR trial is currently acceptable for filing an NDA for the class TRT labeling. The FDA reiterated the primary efficacy endpoint required for approval being 75% of subjects with a Cavg for serum testosterone in the normal range with the lower bound of the two-sided 95% confidence interval being >65%. Additionally, the FDA did not identify any additional clinical studies that would be required for NDA filing, but did state that should any safety signal become apparent during analysis of our SOAR trial results or during the course of their review, it is possible that additional data may be required. Based on the response received, we do not anticipate the need to conduct additional studies above those previously agreed to with the FDA for NDA filing. Finally the FDA highlighted the need to ensure our efficacy data was robust to sensitivity analyses with various data sets, including the FAS .

We expect to have a pre-NDA meeting with the FDA on March 19, 2015. Additionally we expect the last patient last visit in the safety extension phase of the SOAR trial to be in April 2015 with top-line safety results in the second quarter of 2015 and an NDA filing to occur during the second half of 2015 assuming successful safety results.

LPCN 1111: A Next-Generation Oral Product Candidate for TRT

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. A Phase 1 single dose, randomized, open label, crossover study in 8 postmenopausal women has been completed and the pharmacokinetics suggested feasibility of either once-daily dosing or twice daily dosing with relatively high Cavg. This study was conducted ex-U.S. after obtaining the necessary regulatory approvals for conducting the study in the foreign country so no IND application was required in the United States. We have completed a pre-investigational new drug, or pre-IND, meeting with the FDA.

In October 2014, we successfully completed a Phase 2a proof-of-concept study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. These subjects had serum total testosterone < 300 ng/dL based on two blood draws on two separate days. Subjects received doses of LPCN 1111 as a single dose of 330 mg, 550 mg, 770 mg, followed by once daily administration of 550 mg for 28 days in 10 subjects, and once daily administration of 770 mg for 28 days in eight subjects. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with LPCN 1111 in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28 day dosing period on multi-dose exposure. Overall, LPCN 1111 was well tolerated with no serious adverse events. We expect to initiate a Phase 2b dose finding study in hypogonadal men in the third quarter of 2015 subject to clarity from the FDA on the TRT "class" label and financial resources.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the prevention of preterm birth in women with a prior history of at least one preterm birth. We successfully completed a proof-of-concept Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015. The study was designed to determine the pharmacokinetics and bioavailability of LPCN 1107 relative to an intramuscular ("IM") HPC, as well as safety and tolerability, in healthy pregnant female volunteers. The Phase 1b open-label study enrolled eight healthy, pregnant women at 16 to 18 weeks gestation. All subjects received three treatments in sequence. In period one, subjects received two doses of 400 mg oral LPCN 1107, administered 12 hours apart. In period two, subjects received two doses of 800 mg oral LPCN 1107, administered 12 hours apart. In period three, subjects were given 250 mg of HPC via intramuscular injection (marketed product Makena®). Blood samples were collected periodically over 24 hours following oral dosing and over 28 days following the IM dose. Results of this study confirmed our pre-clinical data and Phase 1a clinical study data, suggesting meaningful drug levels of HPC can be obtained after oral administration. We also successfully completed a proof-of-concept Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. The study was designed to determine the pharmacokinetics and bioavailability of LPCN 1107 relative to an IM HPC, as well as safety and tolerability, in healthy non-pregnant female volunteers. Results of this study confirmed our pre-clinical data and suggest meaningful drug levels of HPC can be obtained after oral administration. Prior to conducting the Phase 1a and Phase 1b studies, the product completed a 28-day repeat dose toxicity study in dogs. We plan to discuss the development plan with FDA in the second quarter 2015 or third quarter 2015 before deciding next steps in the program. There are multiple potential development plans for LPCN 1107 with no assurances which, if any, will be acceptable to the FDA. Each potential development plan has a different timeline and cost.

Research and Development

We currently have three products in our development pipeline (LPCN 1021, LPCN 1111 and LPCN 1107) and we continue to conceptualize and discuss new indications for current products as well as new development opportunities. In 2014 and 2013, we spent $15.5 million and $5.1 million, respectively, on research and development.

Competition

Testosterone Market Overview

The gel-based testosterone replacement products that are currently available include AndroGel, marketed by AbbVie, Endo’s Testim and Fortesta and their respective authorized generics and Eli Lilly’s Axiron. Transdermal patches include Actavis’s Androderm. Intramuscular forms of testosterone also exist although commercialized mostly in generic forms and in branded form as Aveed® by Endo International. Additionally, Endo markets the buccal testosterone replacement therapy Striant and the Testopel implantable testosterone pellets, which it acquired from Auxillium in 2015 and a intranasal testosterone therapy Natesto, which it licensed from Trimel in 2014.

Testosterone gels dominate the testosterone replacement therapy market. While gels are the most widely used form of testosterone replacement therapy, there is a risk of transference; additionally, the gels are messy to apply and have significant compliance issues leading to high rates of discontinuance among patients. We believe, a safe and effective oral therapy would increase patient convenience and compliance, while eliminating the testosterone transference risk associated with gels.

The FDA recently granted a therapeutic equivalence ("TE") rating of AB to “generic” versions of approved products which have been approved via a 505(b)(2) NDA.  In July 2014, FDA granted the AB rating to Perrigo’s 1% testosterone gel drug product (NDA 203098) approved in January 2013, and a BX rating to Teva’s 1% gel drug product (NDA 202763) approved in February 2012.  Each are versions of AbbVie’s Androgel and employed 505(b)(2) submissions citing AndroGel as their reference listed drugs ("RLD").  Teva’s version was found to be bioinequivalent to AndroGel®, hence the BX rating.  Upsher-Smith Laboratories also received approval for a version of Auxilium’s Testim (Vogelxo™; NDA 204399) in June 2014 using the same pathway. In January of 2015, the FDA determined that Vogelxo™ is therapeutically equivalent to Testim and received an AB rating.

Other Therapies in Development

Recently there has been increased interest in developing oral testosterone replacement therapies as well as testosterone therapies which are not considered testosterone replacement and as such will need to achieve efficacy endpoints in addition to endpoints related to serum testosterone levels that are required for replacement therapies.

Clarus Therapeutics, Inc. has completed Phase 3 and subsequently filed an NDA in early 2014 with Rextoro® (formerly CLR-610), a twice-daily oral softgel capsule of TU, as a testosterone replacement therapy for the treatment of hypogonadism in men. On September 18, 2014, Clarus and the FDA had an Advisory Committee meeting to evaluate the safety and efficacy of Rextoro. 18 of the 21 members of the Advisory Committee voted that the overall benefit/risk profile of Rextoro is not acceptable to support approval for T-replacement therapy. The reported PDUFA date for the Rextoro NDA was November of 2014. To our knowledge, an approval of Rextoro has not been reported by the FDA in their list of approval announcements.

Antares Pharma, Inc. is developing a testosterone enanthate auto-injector administered subcutaneously once each week. The product candidate is currently in a double-blind, multiple-dose, Phase 3 study with a reported estimated completion date of November 2015.

SOV Therapeutics, Inc. is developing a twice-daily oral testosterone undecanoate as a testosterone replacement therapy for the treatment of hypogonadism in men and in the treatment of Constitutional Delay of Growth and Puberty in adolescent boys (14-17 years of age).

Repros Therapeutics Inc. filed an NDA in the first quarter of 2015 with Androxal® (enclomiphene citrate), an orally-bioavailable isomer of the selective estrogen receptor modulator clomifene citrate, as a testosterone therapy for the treatment of male secondary hypogonadism.

Novartis is currently developing BGS649, an aromatase inhibitor, as a testosterone therapy for the treatment of obese, hypogonadotropic hypogonadal men.

TesoRx Pharma LLC is developing a twice-daily oral bio-identical testosterone as a testosterone replacement therapy for the treatment of hypoganadism in men. Phase 2 clinical studies have been completed.

Apricus Biosciences, Inc. is developing Fispemifene, a once-daily orally administered selective estrogen receptor modulator for multiple urological conditions, including secondary hypogonadism. A Phase 2b clinical study is expected to commence in the second half of 2015.

Hydroxyprogesterone caproate, or HPC, Preterm Birth, or PTB, Market Overview

PTB is defined as delivery before 37 weeks of gestation. The only approved therapy for prevention of PTB in women with a prior history of at least one preterm birth (~180,000 pregnancies annually) is a weekly intramuscular injection of hydroxyprogesterone caproate, marketed by AMAG Pharmaceuticals, Inc. under the brand name Makena®. The FDA granted a 7-year orphan drug exclusivity to Makena in February 2011 because the product is intended to treat “rare diseases or conditions” defined as a condition that affects fewer than 200,000 persons in the United States. Treatment with Makena is initiated in pregnant women between week 16 and week 20 of pregnancy and is continued until up to delivery or week 37, whichever is earlier. The intramuscular injection is administered by a healthcare provider using a 21 gauge needle into the gluteus muscle, alternating sides each week. The intramuscular injections are associated with significant pain, discomfort and associated injection site reactions.

AMAG Pharmaceuticals acquired Makena from Lumara Health Inc. in November 2014 for an upfront consideration of $675.0 million ($600.0 million in cash and $75.0 million in AMAG Pharmaceuticals stock) and additional contingent consideration of up to $350.0 million based on achievement of certain sales milestones. Net sales of Makena in 2014 were approximately $165.0 million with 2015 projected Makena net sales of between $245.0 and $270.0 million.

We believe LPCN 1107 has the potential to become the first oral HPC product for the prevention of preterm birth in women with a prior history of at least one preterm birth. Potential benefits of our oral product candidate relative to the current injectable product include the following:

•	Elimination of pain and site reactions associated with weekly injections;

•	Elimination of weekly doctor visits or visits from the nurse; and

•	Elimination of interference/disruption of personal, family or professional activities associated with weekly visits.

LPCN 1107 has completed a proof-of-concept PK study in healthy pregnant women as well as a proof-of-concept PK study in healthy non-pregnant women. The studies were designed to determine the pharmacokinetics and bioavailability of LPCN 1107 relative to an IM HPC, as well as safety and tolerability, in healthy pregnant and non-pregnant female volunteers. Results of these studies confirmed our pre-clinical data and suggest meaningful drug levels of HPC can be obtained after oral administration. To the best of our knowledge, there is no report in the literature showing HPC oral bioavailability comparable to intramuscular injection. LPCN 1107 has also completed a 28-day repeated dose toxicity and toxicokinetics study in dogs. We plan to review the development plan with the FDA before deciding next steps in the program.

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

Manufacturing Agreement

We have entered into an Agreement for the Manufacture of Testosterone Undecanoate Liquid Fill Capsules and the Conduct of an ICH Stability Study in Support of Product Registration with Encap Drug Delivery, or Encap, a United Kingdom based contract manufacturer, a division of Capsugel Dosage Form Solutions, pursuant to which Encap manufactured and supplied to us a total of six lots of LPCN 1021 capsules under current good manufacturing practices. These lots are being used in Lipocine’s Phase 3 study for LPCN 1021. Under the agreement, Encap is also conducting an International Conference on Harmonisation stability program on all six capsule lots in support of our planned NDA filing for LPCN 1021. If Encap is unable to produce sufficient capsules for our future clinical trials or to support demand for LPCN 1021 if it becomes commercially available, our revenue and profitability would be adversely affected.

We may terminate the agreement, subject to payment of cancellation fees. We and Encap may each terminate the agreement upon a material breach of the agreement by the other party, so long as the other party has not cured such breach within a defined period after written notice of the breach by the non-breaching party. We also have the right to terminate the agreement for other good cause, including technical, scientific or business reasons, upon a minimum period of written notice to Encap. If Encap achieves certain milestones by the applicable due dates, we will be obligated to purchase a percent of our commercial supply of LPCN 1021 from Encap for a limited time period, subject to our right to buy out such commitment on terms to be negotiated.

Intellectual Property

Drug Delivery Technologies for Lipophilic Drug Substances

LPCN 1021 is an oral formulation of the lipophilic prodrug testosterone undecanoate for convenient twice daily dosing, utilizing our proprietary technology for improved delivery of lipophilic therapeutic agents. Our patent portfolio is directed to various types of compositions and methods for delivery of lipophilic drugs, which are drugs that are soluble in lipids. As of March 11, 2015, we own 8 issued U.S. patents, 23 pending U.S. patent applications, 19 issued foreign patents, 29 pending foreign patent applications and two pending PCT applications. Of the above, we have 5 issued U.S. patents, 11 pending U.S. patent applications, 16 issued foreign patents and 8 pending foreign patent applications relating to various aspects of LPCN 1021.

We also license in the fields other than cough and cold, 2 U.S. patents and 2 U.S. applications (and related foreign patents and applications) that we previously assigned to Spriaso LLC, which could be possibly used with future product candidates.

Our issued U.S. Patent No. 6,267,985 covers pharmaceutical compositions comprising a therapeutic agent being solubilized in a triglyceride, and it is expected to expire in 2019. We have corresponding patents in Australia, Canada, and New Zealand. These corresponding foreign patents are all expected to expire in 2020. Our issued U.S. Patents No. 6,569,463 and 6,923,988, and one further pending U.S. patent application cover various aspects of pharmaceutical compositions comprising a hydrophobic active ingredient admixed with a hydrophilic surfactant and other components (for example, a lipophilic additive), and are expected to expire in 2019 and 2020, respectively, and if the application were to issue, 2019. We have corresponding patents in Australia, Canada and New Zealand, which are expected to expire in 2020.

We also have 2 issued US patents (U.S. Patent No. 8,865,695 and U.S. Patent No. 8,778,922), 2 pending U.S. patent applications, one issued patent in Mexico and 8 corresponding foreign patent applications (one each in Europe, Hong Kong, Australia, Brazil, Canada and India and two in Japan) directed to oral pharmaceutical composition comprising a testosterone ester and a hydrophilic and a lipophilic surfactant and methods of their use. These patents and applications, if they issue, are expected to expire in 2029 in the U.S. and 2030 in foreign jurisdictions. The Australian application has been accepted and is currently being opposed by Clarus, Inc.

We also have 2 pending U.S. patent applications, 3 foreign patents (one each in Australia, Canada and New Zealand) directed to oral dosage forms comprising a drug, a solubilizer, and a release modulator. The pending U.S. patent applications, if they issue, are expected to expire as early as 2023, and the foreign patents are expected to expire in 2026.

We also have 1 pending U.S. patent application directed to pharmaceutical compositions comprising a sex hormone with corresponding foreign patents in Australia, Canada, Japan and New Zealand. This application, if it issues, is expected to expire in 2019, while the foreign patents are expected to expire in 2024.

We also have 4 pending U.S. applications directed to high strength capsule formulations of testosterone undecanoate and methods of their use. These applications, if they issue, are expected to expire in 2030.

We also have 3 pending U.S. patent applications related to solid dosage forms that have testosterone undecanoate. These applications, if they issue, are expected to expire in 2030.

We currently do not have patent protection for LPCN 1021 in many countries, including large territories such as India, Russia, and China, and we will be unable to prevent patent infringement in those countries unless we can file patent applications and obtain patents in those countries that cover LPCN 1021. Additionally, the 5 U.S. patents that could be listed in the FDA Orange Book for LPCN 1021 are expected to expire in 2019, 2020 and 2029. Upon expiration and if we are actively marketing the LPCN 1021 product, if we have no other issued U.S. patents covering the product, we will lose certain advantages that come with Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the three patents.

Our remaining issued U.S. patents, pending U.S. patent applications, issued foreign patents, and pending foreign patent applications are not currently used in the LPCN 1021 technology, but may be used with alternate versions of, or future product candidates utilizing, our delivery technology for lipophilic drugs (as used for the LPCN 1111, LPCN 1107 product candidates or other product candidates).

LPCN 1107 is covered by US Patent No. 8,951,996 and pending U.S. patent applications with corresponding counterpart applications filed in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, New Zealand, South Africa, and South Korea. The U.S. patent and pending U.S. patent applications, if they issue, are expected to expire as early as 2031, and the foreign patent applications if they issue, are expected to expire in 2032.

LPCN 1111 is covered by US applications with corresponding counterparts filed in Argentina, Paraguay, Taiwan, Uruguay and Venezuela with a PCT application filed as well which can be filed into other foreign jurisdictions at the appropriate time. The U.S. patent application, if it issues, is expected to expire as early as 2029, and the foreign patent applications if they issue, are expected to expire in 2029.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or for any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or, if used, its data safety and monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB or ethics committee can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s or ethics committee’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients.

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

U.S. Pharmaceutical Review and Approval Process

New Drug Application: Upon completion of pivotal Phase 3 clinical studies, the sponsor assembles all the product development, preclinical and clinical data along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information, and submits it to the FDA as part of an NDA. The submission or application is then reviewed by the regulatory body for approval to market the product. This process takes eight months to one year to complete. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

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

Post-Approval Requirements

Any pharmaceutical products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with the FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with the FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors and civil or criminal penalties.

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

Priority Review

Priority Review is a designation for an NDA after it has been submitted to the FDA for review. Reviews for NDAs are designated as either “Standard” or “Priority.” A Standard designation sets the target date for completing all aspects of a review and the FDA taking an action on 90% of applications (i.e., approve or not approve) at 12 months after the date it was submitted for drugs considered new molecular entities and at 10 months after the date it was submitted for drugs considered non new molecular entities. A Priority designation sets the target date for the FDA action on 90% of applications at eight months after submission submitted for drugs considered new molecular entities and at 6 months after submission for drugs considered non new molecular entities. A Priority designation is intended for those products that address unmet medical needs.

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

Under the services agreement, we will provide facilities and up to 10% of the services of certain employees to Spriaso for a period of up to 18 months which expired January 23, 2015. Effective January 23, 2015, we entered into an amended services agreement with Spriaso in which we agreed to continue providing up to 10% of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months, however the agreement may be extended upon written agreement of Spriaso and us. Additionally Spriaso filed its first NDA in 2014, as an affiliated entity of Lipocine, it used up the one-time waiver of user fees for a small business submitting its first human drug application to FDA.

Employees

As of December 31, 2014, we had 13 full time employees and we also utilize the services of consultants on a regular basis. Eight employees are engaged in drug development activities and five are in support and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

LPCN 1021 is currently our only product candidate that has completed Phase 2 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization. We are not permitted to market LPCN 1021 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not scaled up the pivotal study formulation to commercial scale, if required. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Before we submit an NDA to the FDA for LPCN 1021 as a TRT we must complete our pivotal Phase 3 trial and an additional pharmacokinetic study for labeling purposes. We have not commenced the additional pharmacokinetic study.

In addition, although we have released top-line results from Phase 3 trial of LPCN 1021, the study is still on-going and safety results at the completion of our pivotal Phase 3 trial may not be consistent with top-line safety results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving positive results in early stage development. Our pivotal Phase 3 trial will evaluate the safety and efficacy of LPCN 1021 over a longer period of time in a patient population which will be almost four times larger than our repeat-dose Phase 2 trials. Accordingly, the safety results from Phase 2 trials or early top-line safety results from our pivotal Phase 3 trial for LPCN 1021 may not be predictive of the safety results we may obtain at the completion of our pivotal Phase 3 trial of LPCN 1021. Our pivotal Phase 3 trial may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or even terminate further development.

If the FDA clarifies, modifies or restricts the indicated population for T-replacement in the "class" label, the market for T-replacement products may shrink and our ability to sell and be reimbursed for LPCN 1021and LPCN 1111 could be materially adversely affected and our business could be harmed.

On September 17, 2014, the FDA held a T-class Advisory Committee meeting. The Advisory Committee discussed (i) the identification of the appropriate patient population for whom T-replacement therapy should be indicated and (ii) the potential risk of major adverse cardiovascular events, defined as non-fatal stroke, non-fatal myocardial infarction and cardiovascular death associated with T-replacement therapy. At the meeting, 20 of the 21 members of the Advisory Committee voted that the FDA should revise the currently indicated population for T-replacement therapy and recommended changing the label language to restrict the intended uses of the products, particularly in relation to age-related low testosterone. The Committee also supported adding language to the label to guide physicians in better diagnosis of eligible patients for treatment. On March 3, 2015, the FDA issued a safety announcement addressing the Advisory Committees recommendations. Although actual TRT label revisions will still need to be negotiated between the FDA and sponsors with approved T-replacement therapy products, the FDA did communicate its expectations related to label revisions and additional clinical requirements.

The FDA's safety assessment recommended the following label modifications/restrictions in the indicated population for T-replacement therapy:

•	limiting use of T-replacement products to men who have low testosterone caused by certain medical conditions;

•	limiting use of T-replacement products to patients who have hypogonadism confirmed through blood levels testing;

•	adding cautionary language stating that the benefit and safety have not been established for the treatment of low testosterone levels due to aging; and

•	adding cautionary language stating the possible increased risk of heart attacks and strokes associated with testosterone uselimiting payer reimbursement to only those patients specifically indicated on the label.

Additionally, the FDA stated that they will require manufacturers of approved T-replacement products to conduct a well-designed clinical trial to more clearly address the question of whether an increased risk of heart attack or stroke exists among users of T-replacement products. The FDA encouraged manufacturers to work together on conducting a clinical trial, although the FDA will allow manufacturers to work separately if they so choose. The FDA did not address whether it would require sponsors without an approved T-replacement product to conduct a cardiovascular trial prior to being able to file an NDA. If the FDA concludes that a cardiovascular trial is required prior to filing an NDA for LPCN 1021, such trial would require substantial financial resources, would delay the regulatory process for LPCN 1021 and our entry into the marketplace, all of which would have a material impact on our business.

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

The Advisory Committee also held a meeting on September 18, 2014 to evaluate the safety and efficacy of Rextoro™, an oral TU submitted to the FDA by Clarus Therapeutics for the proposed indication of T-replacement therapy. 18 of the 21 members of the Advisory Committee voted that the overall benefit/risk profile Rextoro was not acceptable to support approval for T-replacement therapy. The Advisory Committee agreed that an oral TU as a T-replacement therapy is promising and that it would be of great value to patients to have an oral treatment option, but they did not believe the current Rextoro data supported approval.

It is possible that the FDA's evaluation of the Advisory Committee recommendations and further studies on the effects of T-replacement therapies could demonstrate the risk of major adverse cardiovascular events or other health risks or could impose additional requirements that could delay our ability to file an NDA for LPCN 1021. During our SOAR trial, we are collecting safety data for LPCN 1021 and a control group, the leading approved T-gel product, but we are not comparing safety data from LPCN to a placebo control group or the control group. If, following its evaluation, the FDA concludes that men using FDA-approved T-replacement therapies face serious cardiovascular risks, it may take actions against T-replacement products generally, which could impact us adversely in a variety of ways, including that the FDA could:

•	require additional safety studies before approving LPCN 1021;

•	mandate that certain warnings or precautions be included in our product labeling;

•	require that our product carry a "black box warning";

•	limit use of LPCN 1021and LPCN 1111 to certain populations, such as men under a specified age or men without specified conditions;

•	direct us to submit a Risk Evaluation and Mitigation Strategy ("REMS") as part of our NDA to help ensure that the benefits of our product outweigh the potential risks;

•	require that we conduct post-marketing studies, potentially including registry, epidemiology or cardiovascular outcomes studies; and

•	limit the prospects for regulatory approval and commercial success of our LPCN 1021 and LPCN 1111.

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

We expect to face significant competition for any of our product candidates, if approved. In particular, if approved, LPCN 1021 would compete in the T-replacement therapies market, which is highly competitive and currently dominated by the sale of T-gels, which is estimated to account for approximately 86% of U.S. sales in the T-replacement therapies market in 2013. Our success will depend, in large part, on our ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral T-replacement therapies that compete with LPCN 1021. For example, because TU is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of TU administration that would be outside the scope of the claims of either our issued patents or our patent applications. This would enable their products to effectively compete with LPCN 1021, which could have a negative effect on our business.

The following T-replacement therapies currently on the market in the United States would compete with LPCN 1021:

•	T-gels, such as AndroGel (marketed by Abbvie) and Perrigo's AB-rated 1% generic of Androgel, Testim (marketed by Endo Health Solutions, or Endo), Fortesta (marketed by Endo); and additionally TEVA has a FDA approval for a T-gel but has not yet launched the product;

•	T-topical solutions, such as Axiron, a metered dose lotion marketed by Eli Lilly and Co.;

•	T-injectables;

•	Branded longer-acting injectable, such as Aveed (marketed by Endo);

•	T-nasals, such as Natesto (marketed by Endo);

•	methyl-T, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);

•	transdermal patches, such a Androderm (marketed by Actavis Pharmaceuticals, Inc.);

•	buccal patches, such as Striant (marketed by Endo);

•	generic testosterone enanthate intra-muscular injectables;

•	authorized generic T-gels; and

•	subcutaneous injectable pellets, such as Testopel (marketed by Endo).

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

LPCN 1107 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 1107 is in a very early stage of development and consequently the risk that we fail to commercialize LPCN 1107 and related products is high. In particular, we have only conducted a Phase 1b proof-of-concept clinical study in healthy pregnant women and a Phase 1a proof-of-concept study in health non-pregnant women to date. Although these studies demonstrated oral absorption of LPCN 1107 is possible, we may not be able to match blood levels shown with the intramuscular injection comparator product over a longer duration. Furthermore, our completed Phase 1 clinical study may not be predictive of safety concerns that may arise in pregnant women or demonstrate that LPCN 1107 has an adequate safety profile to warrant further development. The FDA may also require further preclinical studies. All of these factors can impact the timing of and our ability to continue development of LPCN 1107.

In addition, a number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials, even after achieving positive results in early stage development. Accordingly, our results from our Phase 1a and Phase 1b studies may not be predictive of the results we may obtain from further studies and trials.

We plan to review the development plan with the FDA before deciding next steps in the program. The anticipated Phase 3 program for an NDA filing for LPCN 1107, however, could be very long and expensive.

LPCN 1111 is in a very early stage of development and may not be further developed for a variety of reasons.

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

We plan to initiate a Phase 2b dose finding study in the third quarter of 2013 subject to clarity from the FDA on the TRT "class" label and financial resources. Several factors could significantly affect the prospects for LPCN 1111, including factors relating to the regulatory approval and clinical development challenges for LPCN 1111 discussed above. Assuming a successful Phase 2b study, the Phase 3 programs for an NDA filing for LPCN 1111 could be very long and expensive.

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

As of December 31, 2014, we had only 13 employees, and we currently expect to experience significant growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of LPCN 1021. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We rely on a single supplier for our supply of TU, the active pharmaceutical ingredient of LPCN 1021, and the loss of either of these supplier could harm our business.

We rely on a single third-party supplier for our supply of TU, the active pharmaceutical ingredient of LPCN 1021. We do not have supply agreements in place with this supplier. We have purchased sufficient quantities of TU for our pivotal Phase 3 trial and we plan on using this same supplier for our commercialization needs if LPCN 1021 is approved. Since there are only a limited number of TU suppliers in the world, if this supplier ceases to provide us with TU, we may be unable to procure TU on commercially favorable terms, may not be able to obtain it in a timely manner, or may not be able to qualify a new supplier timely post FDA approval, if that occurs. Furthermore, the limited number of suppliers of TU may provide such companies with greater opportunity to raise their prices. Any increase in price for TU will likely reduce our gross margins.

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

We signed a manufacturing agreement with Encap Drug Delivery, a third-party contract manufacturer, in August 2013. Encap Drug Delivery is our sole supplier of LPCN 1021 capsules for the Phase 3 trial on a worldwide basis. We plan to negotiate a commercial supply agreement for LPCN 1021 with a CMO prior to a NDA filing for LPCN 1021. If Encap Drug Delivery is unable to produce sufficient capsules for our clinical trial or to support demand for LPCN 1021 if it becomes commercially available, our revenue and profitability would be adversely affected.

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

Risks Related to Ownership of Our Common Stock

If we do not maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	plans for, progress of and results from clinical trials of our product candidates;

•	the failure of the FDA to approve our product candidates;

•	regulatory uncertainty in the TRT class;

•	FDA Advisory Committee meetings and related recommendations including meetings convened on the TRT class or on similar companies;

•	announcements by the FDA that may impact on-going clinical studies related to safety or efficacy of TRT products;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of other TRT products or non-testosterone based testosterone therapy products;

•	failure of our products, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

As of December 31, 2014, our executive officers and directors beneficially owned approximately 13.74% of our common stock. These stockholders, if they act together, may be able to control our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

There is a limited trading market for our common stock.

There has been a limited public trading market for our common stock. If a larger market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell their shares of common stock at an attractive price or at all. In the absence of an active trading market for our common stock, stockholders may not be able to sell their common stock at or above the price at which they acquired the shares or at the time that they would like to sell. We cannot predict the prices at which our common stock will trade. Although our common stock is trading on The NASDAQ Capital Market, we cannot assure you that we will be able to maintain such listing.

Risks Relating to Our Financial Position and Capital Requirements

We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We may need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	the duration of regulatory uncertainty relating to the TRT class;

•	the scope, size, rate of progress, results and costs of completing our pivotal Phase 3 trial of LPCN 1021;

•	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;

•	payments received under any strategic partnerships or collaborations that we may enter into in the future, if any;

•	the cost of filing, prosecuting and enforcing patent claims; and

•	the costs associated with commercializing our product candidates if we receive marketing approval, including the cost and timing of developing sales and marketing capabilities or entering into strategic collaborations to market and sell our products.

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

Even if LPCN 1021 is approved for commercial sale, which we do not expect to occur before mid-2016, we expect to incur significant costs as we prepare to commercialize LPCN 1021. Despite receiving marketing approval and expending these costs, LPCN 1021 may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

We have focused a significant portion of our efforts on developing LPCN 1021. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of December 31, 2014, we had an accumulated deficit of $68.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur additional and increasing operating losses over the next several years. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our pivotal Phase 3 trial of LPCN 1021 and other clinical trials associated with LPCN 1111 and LPCN 1107. In addition, if we obtain marketing approval for LPCN 1021, we may incur significant sales, marketing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million. In the event that we are still considered a “smaller reporting company,” at such time we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings. However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

If any of our owned or licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Additionally, we currently do not have patent protection for LPCN 1021 in many countries, including large territories such as India, Russia, and China, and we will be unable to prevent patent infringement in those countries unless we can file patent applications and obtain patents in those countries that cover LPCN 1021.Likewise, our United States patents covering certain technology used in our product candidates, including LPCN 1021, are expected to expire on various dates from November 23, 2019 through January 2029. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions to the extent that at those times we have no additional issued patents to protect our product candidates, including LPCN 1021. Additionally, if these are our only patents listed in the FDA Orange Book, should we have a FDA-approved and marketed product at that time, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if we are unable to commence or continue any action relating to the defense of our patents, we may be unable to protect our product candidates.

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

We also license our patent portfolio, including U.S. and foreign patents and patent applications that cover our LPCN 1021 and our other product candidates, to third parties for their respective products and product candidates. Under our agreements with our licensees, we have the right, but not the obligation, to enforce our current and future licensed patents against infringers of our licensees. In certain cases, our licensees may have primary enforcement rights and the Company has the obligation to cooperate. In either case of these enforcement actions against infringers of our licensees, our licensees might not have the interest or resources to successfully preserve the patents, the infringers may countersue, and as a result our patents may be found invalid or unenforceable or of a narrower scope of coverage, and leave us with no patent protection for LPCN 1021 and our other product candidates.

In addition, we may file a request for interference, known as a Suggestion of Interference, on competitor patent applications and issued patents with the U.S. Patent Office if we believe we have priority over competitor patent applications and patents. Interference proceedings may fail and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party; our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if successful in such interferences, it may result in substantial costs to us and distraction to our management. Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our corporate headquarters are located in a leased facility in Salt Lake City, Utah. Our lease expires in February 28, 2018. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

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

Market Information

From June 5, 2012 to July 27, 2013, the common stock of Marathon Bar was quoted on the OTC Electronic Bulletin Board, or OTCBB, under the symbol “MBAR”. From July 27, 2013 to August 22, 2013, our common stock was quoted on the OTCBB under the symbol “MBARD”. Our common stock was quoted on the OTCQB and OTCBB under the symbol “LPCN” from August 22, 2013 and March 20, 2014. Since March 21, 2014, our common stock has been quoted on The NASDAQ Capital Market. There was no bid or ask quoted for the quarter ended March 31, 2013 and June 30, 2013.

The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the OTCBB/OTCQB and The NASDAQ Capital Market.

	High		Low
2013
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		20.00		6.00
Fourth Quarter		10.00		7.50

2014
First Quarter		$9.28		$7.44
Second Quarter		8.00		5.52
Third Quarter		9.88		5.09
Fourth Quarter		5.51		3.95

Holders

As of March 11, 2015, there were approximately 148 holders of record of our common stock. This number does not included an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

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

Forward Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited tothose discussed in Part I, Item 1A (Risk Factors) of this Form 10-K. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

We have incurred losses in most years since our inception. As of December 31, 2014, we had an accumulated deficit of $68.2 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $20.4 million for the year ended December 31, 2014, compared to $10.6 million for the year ended December 31, 2013. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

Top Line Results From SOAR

Primary statistical analysis was conducted using the Efficacy Population Set ("EPS"). The EPS is defined as subjects randomized into the study with at least one PK profile and no significant protocol deviations and includes imputed missing data by last observation carried forward, N=152. Further analysis was performed using the full analysis set ("FAS") (any subject randomized into the study with at least one post-baseline efficacy variable response, N=192) and the safety set (“SS”) (any subject that was randomized into the study and took at least one dose, N=210).

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

LPCN 1021 successfully met the FDA primary efficacy guideline. In the EPS analysis, 88% of the subjects on active treatment achieved testosterone Cavg within the normal range with lower bound CI of 82%. Additionally, sensitivity analysis using the FAS and SS reaffirmed the finding that LPCN 1021 successfully met the FDA primary efficacy guideline as 88% and 80%, respectively, of the subjects on active treatment achieved testosterone Cavg within the normal range with lower bound CI of 82% and 74%, respectively.

Other highlights from the efficacy results include:

•	Mean Cavg was 447 ng/dL with coefficient of variance of 37%;

•	Less than 12% of the subjects were outside the tesosterone Cavg normal range at final dose;

•	85% of subjects arrived at final dose with no more than one titration; and

•	51% of subjects were on final dose of 225 mg BID which was also the starting dose.

Safety

Although the safety component of the SOAR trial is on-going, LPCN 1021 treatment has been well tolerated to date.

LPCN 1021 safety highlights through week 13 of treatment include:

•	3% of the subjects reported a serious adverse events ("SAE"), with none of the SAE's being drug related;

•	All the drug related adverse events were either mild or moderate in intensity (none were severe); and

•	Hematocrit (“Hct”) and prostate specific antigen (“PSA”) increases were noted and consistent with other TRT products with one subject discontinued for elevated Hct exceeding pre-specified limits and one subject discontinued for elevated PSA exceeding pre-specified limits.

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

In December 2014 we received confirmation from the FDA that the design of our SOAR trial is currently acceptable for filing an NDA for the class TRT labeling. The FDA reiterated the primary efficacy endpoint required for approval being 75% of subjects with a Cavg for serum testosterone in the normal range with the lower bound of the two-sided 95% confidence interval being >65%. Additionally, the FDA did not identify any additional clinical studies that would be required for NDA filing, but did state that should any safety signal become apparent during analysis of our SOAR trial results or during the course of their review, it is possible that additional data may be required. Based on the response received, we do not anticipate the need to conduct additional studies above those previously agreed to with the FDA for NDA filing.

We expect to have a pre-NDA meeting with the FDA on March 19, 2015. Additionally we expect the last patient last visit in the safety extension phase of the SOAR trial to be in April 2015 with top-line safety results in the second quarter of 2015 and an NDA filing to occur during the second half of 2015 assuming successful safety results.

LPCN 1111: A Next-Generation Oral Product Candidate for TRT

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. In October 2014, we successfully completed a Phase 2a proof-of-concept study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. These subjects had serum total testosterone < 300 ng/dL based on two blood draws on two separate days. Subjects received doses of LPCN 1111 as a single dose of 330 mg, 550 mg, 770 mg, followed by once daily administration of 550 mg for 28 days in 10 subjects, and once daily administration of 770 mg for 28 days in eight subjects. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with LPCN 1111in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28 day dosing period on multi-dose exposure. Overall, LPCN 1111 was well tolerated with no serious adverse events. We expect to initiate a Phase 2b dose finding study in hypogonadal men in the third quarter of 2015 subject to clarity from the FDA on the TRT "class" label and financial resources.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the prevention of preterm birth in women with a prior history of at least one preterm birth. We successfully completed a proof-of-concept Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015 and a proof-of-concept Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. These studies were designed to determine the pharmacokinetics and bioavailability of LPCN 1107 relative to an intramuscular ("IM") HPC, as well as safety and tolerability. The Phase 1b open-label study enrolled eight healthy, pregnant women at 16 to 18 weeks gestation. All subjects received three treatments in sequence. In period one, subjects received two doses of 400 mg oral LPCN 1107, administered 12 hours apart. In period two, subjects received two doses of 800 mg oral LPCN 1107, administered 12 hours apart. In period three, subjects were given 250 mg of HPC via intramuscular injection (marketed product Makena®). Blood samples were collected periodically over 24 hours following oral dosing and over 28 days following the IM dose. Results of these studies confirmed our pre-clinical data and suggest meaningful drug levels of HPC can be obtained after oral administration in both pregnant and non-pregnant women. Prior to conducting the Phase 1a and Phase 1b studies, the product completed a 28-day repeat dose toxicity study in dogs. We plan to discuss the development plan with the FDA in the second quarter 2015 or third quarter 2015 before deciding next steps in the program. There are multiple potential development plans for LPCN 1107 with no assurances which, if any, will be acceptable to the FDA. Each potential development plan has a different timeline and cost.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so for a number of years. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through December 31, 2014, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We do not anticipate significant revenue from any license arrangements in the foreseeable future. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products, as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $65.5 million in research and development expenses through December 31, 2014.

We expect to incur research and developments costs for LPCN 1021 at the rate of $2 to $3 million per quarter as we complete our pivotal Phase 3 trial, conduct other pharmacokinetic studies, and if appropriate, file an NDA. We believe it will cost approximately $8.0 million to complete this process. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

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

Summary of Research and Development Expense

Our research and development efforts have primarily been focused on LPCN 1021 through the end of 2013. Beginning in 2014, we have on-going clinical trials with all of our three product candidates. Additionally, we incur significant costs for our other research programs. The following table summarizes our research and development expenses:

	Years Ended December 31,
	2014	2013
External service provider costs:
LPCN 1021	$10,970,372	$2,935,989
LPCN 1111	1,280,014	35,249
LPCN 1107	605,823	182
Other product candidates	30,165	2,514
Total external service provider costs	12,886,374	2,973,934
Internal personnel costs	2,148,115	1,704,835
Other research and development costs	444,957	444,095
Total research and development	$15,479,446	$5,122,864

External service provider costs under a collaborative product development agreement are recorded net of reimbursement. In July 2013, we assigned the collaborative agreement to an affiliated entity as described in Note 11 of the “Notes to Consolidated Financial Statements”. As a result, we were not entitled to reimbursement of any amounts under the agreement during year ended December 31, 2014. A total of $468,000 was reimbursed under the agreement during the year ended December 31, 2013 and recorded net in research and development expense.

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

We expect that general and administrative expenses will increase as we mature as a public company. These increases will likely include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems and other costs. In addition, if our pivotal Phase 3 trial of LPCN 1021 is successful and we then prepare and file our NDA for LPCN 1021, we expect general and administrative expenses to increase as we incur costs of pre-commercialization and, potentially, commercialization activities.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013	Variance
Research and development expenses	$15,479,446	$5,122,864	10,356,582
General and administrative expenses	5,001,368	3,635,690	1,365,678
Reverse merger costs	-	1,011,630	(1,011,630)
Settlement for termination of certain rights in stock purchase agreement	-	913,446	(913,446)
Other income, net	108,338	38,476	69,862
Income tax benefit (expense)	(200)	55,048	(55,248)

Research and Development Expenses

The increase in research and development expenses in the year ended December 31, 2014 was primarily due to an increase in external service provider costs of $9.9 million and an increase of $443,000 in internal personnel costs. The increase in external service provider costs was primarily due to an increase of $10.9 million in clinical research costs and an increase of $106,000 in consulting expenses for clinical and regulatory advisors, primarily related to our Phase 3 clinical trial for LPCN 1021. The increase in personnel costs included $167,000 in severance payments to a terminated officer. These increases was partially offset by a reduction in manufacturing and drug purchase costs of $1.1 million which were incurred in 2013 and not repeated in 2014.

General and Administrative Expenses

The increase in general and administrative expenses in the year ended December 31, 2014 was primarily due to an increase in equity compensation of $637,000 due primarily to accelerated vesting and/or extension of exercise dates for retiring directors and a terminated officer; increased compensation expense of $312,000 for new administrative personnel including a full year of salary of our chief financial officer; other compensation increases of $135,000, including $92,000 in severance payments to a terminated officer, $24,000 in employer 401(k) plan match which began in April 2014, and $19,000 in salary increases in 2014; increased director and officer liability insurance expense of $99,000 for the first full year as a public company; $67,000 for recruiting expense; and an increase of $69,000 for a higher allocation of overhead expenses based on a higher allocation of direct labor hours for general and administrative personnel relative to research and development personnel.

Reverse Merger Costs

Reverse merger costs incurred during the year ended December 31, 2013 relate to the Merger with Marathon Bar which closed on July 24, 2013, and is comprised of $340,000 for the cost of the Marathon Bar shell, $527,000 in legal services, $98,000 in accounting services, $38,000 in printer fees and $9,000 in other miscellaneous expenses.

Settlement for Termination of Certain Rights in Stock Purchase Agreement

Settlement for termination of certain rights in stock purchase agreement incurred during the year ended December 31, 2013 relates to 152,241 shares of common stock issued to an existing shareholder on July 24, 2013 for the termination of certain rights included in a stock purchase agreement, including an anti-dilution provision.

Other Income, Net

The increase in other income, net, primarily reflects increased interest earned on a larger balance in cash and cash equivalents in 2014 as a result of our offerings of common stock in July 2013 and November 2013.

Income Tax Benefit (Expense)

The increase in income tax expense relates to a reversal of accrued income taxes payable in 2013 due to the reversal of an uncertain tax position which was not repeated in 2014.

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

As of December 31, 2014 we had $27.7 million of cash and cash equivalents compared to $45.3 million at December 31, 2013. We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements beyond December 31, 2015, we will need to raise additional capital at some point to support our operations, long-term research and development and commercialization of our products. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may be able to enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical studies and ongoing development and commercialization efforts. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

•	the clarification by the FDA of the regulatory environment for the TRT class;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to delay research and development programs, liquidate assets, dispose of rights, commercialize or license products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

	Years Ended December 31,
	2014	2013
Cash used in operating activities	$(17,304,163)	$(8,588,456)
Cash used in investing activities	(38,361)	(1,206)
Cash provided by (used in) financing activities	(255,119)	48,476,246

Operating Activities

Cash used in operating activities was $17.3 million for the year ended December 31, 2014, and $8.6 million for the year ended December 31, 2013, an increase of $8.7 million. Included in the increase was a $8.8 million increase in net loss, a $913,000 decrease in non-cash expense for settlement for termination of certain rights in stock purchase agreement and a $1.1 million decrease in accounts payable. The changes were partially offset by a $914,000 increase in stock-based compensation, a $1.2 million increase in prepaid expenses and other assets, a $922,000 increase in accrued expenses and a $55,000 decrease in income taxes payable.

Investing Activities

Investing activities consist primarily of the refund of a rental deposit and purchases of property and equipment. We received $21,000 in a refund of our rental deposit when we extended our property lease in May 2014. Additionally, we acquired $60,000 of property and equipment in the year ended December 31, 2014 compared to $1,000 in the year ended December 31, 2013.

Financing Activities

Financing activities consist primarily of net proceeds from the sale of common stock, the exercise of stock options and the purchase of treasury stock. Cash provided by (used in) financing activities was $(255,000) and $48.5 million, respectively, during the year ended December 31, 2014 and 2013. During year ended December 31, 2014, we paid accrued common stock offering costs of $271,000 related to the sale of common stock in an underwritten transaction in November and December 2013. During the year ended December 31,2014, we also received $16,000 from the exercise of stock options compared to $11,000 from the exercise of stock options during the year ended December 31, 2013. Additionally during the year ended December 31, 2013, we repurchased $53,000 of treasury stock and received $48.5 million from the sale of common stock in an offering to accredited investors in July 2013 and from the sale of common stock in an underwritten transaction in November and December 2013.

Contractual Commitments and Contingencies

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On May 6, 2014, we modified and extended the lease through February 28, 2018. Our remaining commitment through 2018 under this lease is $935,000.

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

As of December 31, 2014, we do not have any active collaboration agreements except for an agreement to provide joint research and development services which was assigned to Spriaso LLC as described in Note 4 of Lipocine Inc.’s annual financial statements included in this filing.

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

During November 2014, we modified 149,498 existing time-vested options of two terminated executives by extending the exercise period to three years from the date of modification under the terms of their respective employment and severance agreements. Compensation expense of $166,000 was recorded as a result of the modification. During January 2014, we modified 366,126 existing time-vested and performance options as well as restricted stock awards of two retiring board of directors by fully vesting all unvested equity awards and extending the exercise period to three years from the date of modification. Compensation expense of $836,000 was recorded as a result of the modification. During January 2013, we modified 907,336 existing time-vested and performance-based stock options by lowering the exercise price to $2.81 on a post merger basis. Additionally, we modified the vesting terms for our unvested performance-based stock options and unvested restricted stock to vest on the earlier of the first dosing in the pivotal clinical study for our lead drug candidate, or 50% in January 2014 and 50% in January 2015. Compensation expense of $422,000 was recorded as a result of modifications. During 2013 we determined that it was probable that the performance milestone related to the unvested stock options and restricted stock would occur. As a result, the remaining compensation expense between the date the milestone became probable and the expected milestone date of February 2014 was recognized ratably over that period.

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

As of December 31, 2014, there was $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our Incentive Plan.

New Accounting Standards

Refer to Note 12 in “Notes to Consolidated Financial Statements” for a discussion of new accounting standards.

Off-Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LIPOCINE INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lipocine Inc.:

We have audited the accompanying consolidated balance sheets of Lipocine Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lipocine Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Salt Lake City, Utah

March 11, 2015

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$27,666,055	$45,263,698
Prepaid and other current assets	229,912	770,030
Total current assets	27,895,967	46,033,728

Property and equipment, net accumulated depreciation of $1,034,029 and $1,019,409, respectively	73,782	28,794
Other assets	23,753	45,000
Total assets	$27,993,502	$46,107,522

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$306,276	$1,027,021
Accrued expenses	1,327,256	256,754
Total current liabilities	1,633,532	1,283,775
Total liabilities	1,633,532	1,283,775

Commitments and contingencies (notes 7 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 12,800,382 and 12,668,393 issued and 12,794,672 and 12,668,393 outstanding	1,280	1,267
Additional paid-in capital	94,636,479	92,686,881
Treasury stock at cost, 5,710 and zero shares	(40,712)	-
Accumulated deficit	(68,237,077)	(47,864,401)
Total stockholders' equity	26,359,970	44,823,747
Total liabilities and stockholders' equity	$27,993,502	$46,107,522

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years Ending December 31, 2014 and 2013

	2014	2013

Operating expenses:
Research and development	$15,479,446	$5,122,864
General and administrative	5,001,368	3,635,690
Reverse merger costs	-	1,011,630
Settlement for termination of certain rights in stock purchase agreement	-	913,446
Total operating expenses	20,480,814	10,683,630

Operating loss	(20,480,814)	(10,683,630)

Other income, net	108,338	38,476

Loss before income tax expense	(20,372,476)	(10,645,154)

Income tax benefit (expense)	(200)	55,048

Net loss	$(20,372,676)	$(10,590,106)

Basic loss per share attributable to common stock	$(1.60)	$(1.44)

Weighted average common shares outstanding, basic	12,766,295	7,363,076
Diluted loss per share attributable to common stock	$(1.60)	$(1.44)

Weighted average common shares outstanding, diluted	12,766,295	7,363,076

Comprehensive loss	$(20,372,676)	$(10,590,106)

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ending December 31, 2014 and 2013

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balances at December 31, 2012	4,455,790	$446	-	$-	$42,590,042	$(37,274,295)	$5,316,193

Net loss	-	-	-	-	-	(10,590,106)	(10,590,106)

Stock-based compensation	-	-	-	-	979,151	-	979,151

Option exercises	3,761	-	-	-	10,575	-	10,575

Vesting of restricted stock awards	7,763	1	-	-	(1)	-	-

Repurchase and retirement of common stock	(8,626)	(1)	-	-	(53,099)	-	(53,100)

Issuance of common stock in private offering	6,336,664	634	-	-	35,709,011	-	35,709,645

Issuance of common stock in offering	1,715,800	172	-	-	12,537,771	-	12,537,943

Common stock issued in reverse merger	5,000	-	-	-	-	-	-

Issuance of common stock for termination of certain rights in stock purchase agreement	152,241	15	-	-	913,431	-	913,446

Balances at December 31, 2013	12,668,393	$1,267	-	$-	$92,686,881	$(47,864,401)	$44,823,747

Net loss	-	-	-	-	-	(20,372,676)	(20,372,676)

Stock-based compensation	-	-	-	-	1,892,835	-	1,892,835

Option exercises	20,205	2	-	-	56,774	-	56,776

Vesting of restricted stock awards	96,784	10	-	-	(10)	-	-

Vesting or restricted stock units	15,000	1	-	-	(1)	-	-

Purchase of treasury stock	(5,710)	-	5,710	(40,712)	-	-	(40,712)

Balances at December 31, 2014	12,794,672	$1,280	5,710	$(40,712)	$94,636,479	$(68,237,077)	$26,359,970

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ending December 31, 2014 and 2013

	2014	2013

Cash flows from operating activities:
Net loss	$(20,372,676)	$(10,590,106)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	14,620	21,767
Forgiveness of related party receivable	-	3,815
Stock-based compensation expense	1,892,835	979,151
Settlement for termination of certain rights in stock purchase agreement	-	913,446
Changes in operating assets and liabilities:
Prepaid and other current assets	540,118	(679,096)
Accounts payable	(449,562)	668,811
Accrued expenses	1,070,502	148,804
Income taxes payable	-	(55,048)
Cash used in operating activities	(17,304,163)	(8,588,456)

Cash flows from investing activities:
Refund of long-term rental deposit	21,247	-
Purchases of property and equipment	(59,608)	(1,206)
Cash used in investing activities	(38,361)	(1,206)

Cash flows from financing activities:
Proceeds from stock option exercises	16,064	10,575
Net proceeds from common stock offerings	-	48,518,771
Payment of accrued common stock offering costs	(271,183)	-
Purchase of restricted stock from employees	-	(53,100)
Cash provided by financing activities	(255,119)	48,476,246

Net decrease in cash and cash equivalents	(17,597,643)	39,886,584

Cash and cash equivalents at beginning of period	45,263,698	5,377,114

Cash and cash equivalents at end of period	$27,666,055	$45,263,698

Supplemental disclosure of non-cash financing activities:
Accrued common stock offering costs	$-	$271,183
Stock received as consideration for stock option exercises and recognized as treasury stock	40,712	-

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

The Merger is accounted for as a reverse-merger and recapitalization. Lipocine Operating is the acquirer for financial reporting purposes and Marathon Bar is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Lipocine Operating and are recorded at the historical cost basis of Lipocine Operating, and the consolidated financial statements after completion of the Merger include the assets, liabilities and operations of Marathon Bar and Lipocine Operating (“Combined Company”), from the closing date of the Merger. Therefore, the historical equity accounts and awards of Lipocine, including par value per share, share and per share numbers, have been adjusted to reflect the number of shares received in the Merger.

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

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Cash equivalents were zero and $1.9 million for December 31, 2014 and 2013.

(c)	Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company maintains an allowance for doubtful accounts for estimated losses. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and their customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company had no write-offs in 2014 and 2013 and the Company did not record an allowance for doubtful accounts as of December 31, 2014 and 2013 as there were no accounts receivable outstanding. The Company does not have any off-balance-sheet credit exposure related to its customers.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(3)	Summary of Significant Accounting Policies – (continued)

(d)	Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. The Company recognizes up-front license fees as earned. Milestone payments are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development agreements are recognized on a ratable basis as services are performed. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

DECEMBER 31, 2014 and 2013

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

During November 2014, the Company modified 149,498 existing time-vested options of two terminated executives by extending the exercise period to three years from the date of modification under the terms of the executive's respective employment and severance agreements. Compensation expense of $166,000 was recorded as a result of the modification. On January 6, 2014, we modified 366,126 existing time-vested and performance options as well as restricted stock awards of two retiring board of directors by fully vesting all unvested equity awards and extending the exercise period to three years from the date of modification. Compensation expense of $836,000 was recorded as a result of the modification. On January 31, 2013, the Company modified 907,336 existing time-vested and performance stock options by lowering the exercise price to $2.81. Additionally, the Company modified the vesting terms for its unvested performance stock options and unvested restricted stock to vest on the earlier of the first dosing in the pivotal clinical study for its lead drug candidate, or 50% on January 31, 2014 and 50% on January 31, 2015. Compensation expense of $422,000 was recorded as a result of the modifications. In August 2013, the Company determined that it was probable that the performance milestone related to these unvested stock options and restricted stock awards would occur. As a result, the remaining compensation expense between the date the milestone became probable and the expected milestone date of February 2014 was recognized ratably over that period.

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $1.9 million and $979,000 for the years ended December 31, 2014 and 2013, allocated as follows:

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(3)	Summary of Significant Accounting Policies – (continued)

	Year Ended December 31,
	2014	2013

Research and development	$579,711	$303,177
General and administrative	1,313,124	675,974

	$1,892,835	$979,151

In 2014, the Company issued 337,689 stock options. In 2013, the Company issued 354,027 stock options, 15,000 restricted stock units and 12,000 restricted stock awards.

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

Expected Volatility: Since the Company did not have sufficient trading history, the volatility factor was based on the average of similar public companies through August 2014. When selecting similar companies, the Company considered the industry, stage of life cycle, size, and financial leverage. Beginning in August 2014, the volatility factor was based on a combination of the Company's trading history since March 2014 and the average of similar public companies.

For options granted in 2014 and 2013, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2014	2013
Expected term	5.87 years	5.88 years
Risk-free interest rate	1.75%	1.38%
Expected dividend yield	—	—
Expected volatility	76.30%	68.27%

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

As of December 31, 2014, there was $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.44 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the year ended December 31, 2014 was approximately $5.45.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(3)	Summary of Significant Accounting Policies – (continued)

(i)	Fair Value

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

At December 31, 2014, the Company did not have any assets and liabilities that were measured at fair value on a recurring basis using quoted prices in active markets for identical instruments (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 for the years ended December 31, 2014 or 2013.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(3)	Summary of Significant Accounting Policies – (continued)

(j)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the year ended December 31, 2014 and 2013 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2014 and 2013..

	Year Ended December 31,
	2014	2013
Basic loss per share attributable to common stock:
Numerator

Net loss	$(20,372,676)	$(10,590,106)

Denominator
Weighted avg. common shares outstanding	12,766,295	7,363,076

Basic loss per share attributable to common stock	$(1.60)	$(1.44)

Diluted loss per share attributable to common stock:

Numerator
Net loss	$(20,372,676)	$(10,590,106)

Denominator

Weighted avg. common shares outstanding	12,766,295	7,363,076

Diluted loss per share attributable to common stock	$(1.60)	$(1.44)

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(3)	Summary of Significant Accounting Policies – (continued)

The computation of diluted earnings per share for the years ended December 31, 2014 and 2013 does not include the following unvested restricted stock awards, restricted stock units, stock options and warrants to purchase shares in the computation of diluted earnings per share because these instruments were antidilutive:

	December 31,
	2014	2013
Stock options	1,528,737	1,264,345
Unvested restricted stock	7,000	103,784
Unvested restricted stock units	-	15,000
Warrants	20,467	20,467

(k)	Segment Information

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

(l)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries. The Company eliminates all intercompany accounts and transactions in consolidation.

(4)	Collaborative Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.). As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1.5% royalty on net sales should Lipocine decide to use certain Solvay/Abbott formulations or a perpetual 1% royalty on net sales should Lipocine use data generated during the term of the Solvay/Abbott agreement in any regulatory filings for a product. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the years ended December 31, 2014 and 2013.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(4)	Collaborative Agreements – (continued)

(b)	Nexgen Pharma, Inc.

On May 21, 2011, the Company entered into a collaborative product development agreement with Nexgen Pharma, Inc. (“Nexgen”). Under the agreement, the parties agreed to jointly develop certain products for the treatment of coughs and colds and to share future revenues from those products. Nexgen agreed to reimburse the Company at cost for all future clinical costs incurred in the development of the products. The Company is responsible for certain new drug application (“NDA”) filing costs with the Food and Drug Administration (“FDA”) under terms of this contract and, additionally, will participate on a joint steering committee with Nexgen for the development, regulatory, and manufacturing strategy of product candidates. On July 23, 2013, the Company transferred all rights and obligations under this agreement to Spriaso, LLC ("Spriaso") (see note 11). As a result, the Company was not entitled to reimbursement for any amounts during the year ended December 31, 2014, while Nexgen reimbursed the Company for a total of $468,000 during the year ended December 31, 2013 for related expenses under the agreement, which the Company recorded, net, as research and development expense.

(c)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $12.9 million and $3.4 million under these agreements in 2014 and 2013 and has recorded these expenses in research and development expenses.

(5)	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2014	December 31, 2013
Lab and office equipment	$41,792	$36,755
Computer equipment and software	1,014,615	960,044
Furniture and fixtures	51,404	51,404
	1,107,811	1,048,203

Less accumulated depreciation	(1,034,029)	(1,019,409)

	$73,782	$28,794

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $15,000 and $22,000.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(6)	Income Taxes

(a)	Income Tax Expense

Income tax expense consists of:

	Current	Deferred	Total

Year ended December 31, 2014:
State and local	$200	$-	$200
	$200	$-	$200
Year ended December 31, 2013:
U.S. federal	$(55,148)	$-	$(55,148)
State and local	100	-	100
	$(55,048)	$-	$(55,048)

(b)	Tax Rate Reconciliation

Income tax expense (benefit) was $200 and ($55,000) for the years ended December 31, 2014 and 2013 and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	December 31,
	2014	2013

Computed "expected" tax benefit	$(6,926,642)	$(3,619,353)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	7,748,579	(493,355)
Loss of tax attributes due to change in ownership	(127,572)	3,540,653
Transaction fees	-	394,803
Settlement for termination of stock rights	-	310,572
State and local income taxes, net of federal income tax benefit	132	66
Stock expense	45,097	85,270
Research and development tax credits	(743,186)	(227,189)
Other, net	3,792	(46,515)

	$200	$(55,048)

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(6)	Income Taxes – (continued)

(c)	Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below.

	December 31,
	2014	2013

Deferred tax assets:
Stock-based compensation	$1,851,668	$1,152,904
Net operating loss carryforwards	17,479,654	10,041,416
Employee benefits	41,568	59,505
Research and development tax credits	1,419,165	410,490
Other deductible tempory differences	97,656	-
Total gross deferred tax assets	20,889,711	11,664,315
Less valuation allowance	(20,886,811)	(11,660,247)
Net deferred tax assets	2,900	4,068
Deferred tax liabilities:
Plant and equipment	(2,900)	(4,068)
Total gross deferred tax liabilities	(2,900)	(4,068)

Net deferred tax liabilities	$-	$-

On December 19, 2014, the Tax Increase Prevention Act of 2014, which includes an extension of the research and experimentation tax credit for amounts paid or incurred through December 31, 2014, retroactive to January 1, 2014, with no substantive changes to the credit, was signed into law.

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $20.9 million and $11.7 million. The net change in the valuation allowance was an increase of $9.2 million and $41,000 in 2014 and 2013. A valuation allowance has been provided for the full amount of the Company’s net deferred tax assets as the Company believes it is more likely than not that these benefits will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.

During the year ended December 31, 2013, the Company experienced a change in ownership, as defined by the Internal Revenue Code, as amended (the “Code”) under Section 382. A change of ownership occurs when ownership of a company increases by more than 50 percentage points over a three-year testing period of certain stockholders. As a result of this ownership change we determined that our annual limitation on the utilization of our federal net operating loss (“NOL”) and credit carryforwards is approximately $1.1 million per year. We will only be able to utilize $20.2 million of our pre-ownership change NOL carryforwards and will forgo utilizing $5.5 million of our pre-ownership change NOL carryforwards and $1.2 million of our pre-change credit carryforwards as a result of this ownership change. We do not account for forgone NOL and credit carryovers in our deferred tax assets and only account for the NOL and credit carryforwards that will not expire unutilized as a result of the restrictions of Code Section 382.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(6)	Income Taxes – (continued)

As of December 31, 2014, we had NOL and research and development credit carryforwards for U.S. federal income tax reporting purposes of approximately $44.1 million and $911,000, respectively. Approximately $10.2 million of the NOLs will begin to expire in 2023 with the balance expiring from 2024 through 2034 and the research and development credits will expire in 2034.

We also have state NOL and research and development credit carry-forwards of approximately $50.0 million and $508,000, respectively. Approximately $12.4 million of the Company's state NOLs expire in 2018 with the remaining balance expiring from 2019 through 2029. The state research and development credits expire in 2023 through 2028.

The Company's federal and state income tax returns for December 31, 2011 through 2014 are open tax years.

A reconciliation of the beginning and ending amount of total unrecognized tax contingencies, excluding interest and penalties, for the years ended December 31, 2014 and 2013 are as follows:

	December 31
	2014	2013
Balance, beginning of year	$-	$28,304

Balance, end of year	$-	$-

The unrecognized tax contingency has been reversed in the 2013 tax provision to reflect the Company’s ability to afford itself of tax law which negates the contingency.

(7)	Leases

On August 6, 2004, the Company assumed a noncancelable operating lease for office space and laboratory facilities. On May 6, 2014, the Company modified and extended the lease through February 28, 2018.

Future minimum lease payments under the noncancelable operating lease as of December 31, 2014 are:

Operating
leases
Year ending December 31:
2015	285,756
2016	294,373
2017	303,119
2018	51,903

Total minimum lease payments	$935,151

The Company’s rent expense was $327,000 and $356,000 for the years ended December 31, 2014 and 2013.

(8)	Stockholders’ Equity

(a)	Issuance of Common Stock

On July 24, 2013, the Company issued 152,241 shares of common stock to an existing shareholder for the termination of certain rights, including an anti-dilutive provision, contained in its stock purchase agreement. As a result of the common stock issuance, the Company recorded an operating expense of $913,446 during the year ended December 31, 2013.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(8)	Stockholders’ Equity – (continued)

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

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. In January 2011, the board of directors adopted the 2011 Plan that provides for the granting of nonqualified and incentive stock options, restricted stock units and restricted stock. The 2011 Plan assumed all of the obligations, which existed under the previous 2000 Stock Option Plan. Under the 2011 Plan, the Company has granted nonqualified and incentive stock options for the purchase of common stock to directors, employees and nonemployees providing services to the Company. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 1,271,906 shares are authorized for issuance under the 2014 Plan, with 1,020,076 shares remaining available for grant as of December 31, 2014.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2013	1,264,345	$3.25
Options granted	337,689	8.24
Options exercised	(20,205)	2.81
Options forfeited	(51,980)	7.72
Options cancelled	(1,112)	12.84
Balance at December 31, 2014	1,528,737	4.20

Options exercisable at December 31, 2014	1,143,920	3.14

 The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value
1,528,737	7.17	$4.20	$2,732,092	1,143,920	6.45	$3.14	$2,607,844

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(8)	Stockholders’ Equity – (continued)

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the years ended December 31, 2014 and 2013 was $87,000 and $12,000. There were 20,205 and 3,761 stock options exercised during the years ended December 31, 2014 and 2013.

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

Additionally, restricted shares issued to two members of the board of directors were further modified upon their retirement on January 6, 2014 to fully vest unvested restricted shares. Compensation expense was recorded as a result of the modifications (see note 3(h)). The grant date fair value of these shares when issued was $5.75 per share.

A summary of restricted common stock activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2013	103,784
Granted	-
Vested	(96,784)
Cancelled	-
Balance at December 31, 2014	7,000

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(8)	Stockholders’ Equity – (continued)

(d)	Restricted Stock Units

On December 10, 2013, the Company issued 15,000 shares of restricted stock units to employees. These units cliff vest on December 31, 2014.

A summary of restricted stock unit activity is as follows:

Restricted Stock Units

Balance at December 31, 2013	15,000
Granted	-
Vested	(15,000)
Cancelled	-
Balance at December 31, 2014	-

(e)	Warrants

For charitable purposes, on December 23, 2003, the Company granted warrants to a local university for 20,467 shares of common stock at a price of $12.21 per share with an original expiration date of December 31, 2010. In January 2011, the Company extended the term to December 31, 2015 at the same price.

(9)	401(k) Plan

On January 1, 2002, the Company adopted a tax qualified employee savings and retirement plan (the “401(k) Plan”) covering eligible employees. Pursuant to the 401(k) Plan, employees may elect to reduce current compensation by a percentage of eligible compensation, not to exceed legal limits, and contribute the amount of such reduction to the 401(k) Plan. Beginning April 1, 2014, the 401(k) Plan was amended to require matching contributions to the 401(k) Plan by the Company on behalf of the participants of 100 percent Company match on up to four percent of an employee's compensation computed on a per pay period basis. Prior to April 1, 2014, the 401(k) Plan permitted but did not require additional matching and profit sharing contributions to the 401(k) Plan by the Company on behalf of the participants. The Company contributed $48,000 to the 401(k) Plan during the year ended December 31, 2014 and did not make any contributions to the 401(k) Plan during the year ended December 31, 2013.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(11)	Agreement with Spriaso, LLC

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, LLC (“Spriaso”), a related-party that is majority-owned by two current directors of Lipocine Inc. and two former directors of Lipocine Inc. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with Nexgen. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company will provide facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, The Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months, however the agreement may be extended upon written agreement of Spriaso and the Company. Spriaso filed its first NDA and as an affiliated entity of the Company it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under FASB Accounting Standards Codification ("ASC") Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of December 31, 2014.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Change in Internal Control over Financial Reporting

During the year ended December 31, 2014, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders, under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" and is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Independence of the Board" and is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders, under the caption "Principal Accountant Fees and Services" and is incorporated into this item by reference.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws.	8-K	333-178230	3.3	7/25/2013

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2**	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3**	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4**	Form of Restricted Stock Unit Agreement and Notice under the 2011 Equity Incentive Plan	10-K	001-36357	10.4	3/31/2014

10.5**	Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	8-K	000-379633	10.1	5/27/2014

10.6	Assignment and Assumption of Lease, dated August 6, 2004, by and between Lipocine Inc. and Genta Salus LLC.	8-K	333-178230	10.4	7/25/2013

10.7	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.8**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.9	Warrant issued to University of Utah, as amended, dated December 23, 2003	8-K	333-178230	10.7	7/25/2013

10.10	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

10.11	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.12	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.13	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.14+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.15**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.16**	Amended and Restated Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Morgan Brown	8-K	000-550920	10.2	1/7/2014

10.17**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Gerald Simmons	8-K	000-55092	10.3	1/7/2014

10.18**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Srinivasan Venkateshwaran	8-K	000-55092	10.4	1/7/2014

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.(1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.(1)

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.INS*	XBRL Instance Document (2)

101.SCH*	XBRL Taxonomy Extension Schema Document (2)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (2)

*	Filed herewith
**	Management contract or compensation plan or arrangement
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: March 11, 2015	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 11, 2015	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mahesh V. Patel	President and Chief Executive Officer (Principal	March 11, 2015
Mahesh V. Patel	Executive Officer) and Chairman of the Board

/s/ Morgan R. Brown	Executive Vice President and Chief Financial Officer	March 11, 2015
Morgan R. Brown	(Principal Financial and Accounting Officer)

/s/ Jeffrey A. Fink	Director	March 11, 2015
Jeffrey A. Fink

/s/ John Higuchi	Director	March 11, 2015
John Higuchi

/s/ Stephen A. Hill	Director	March 11, 2015
Stephen A. Hill

/s/ R. Dana Ono	Director	March 11, 2015
R. Dana Ono

