Form 10-K/A
period 2014-12-31
Lipocine Inc.
filed 2015-04-23
CIK 1535955

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Outstanding Shares

The aggregate market value of the common stock held by non-affiliates of the Registrant was $70.2 million as of June 30, 2014. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 11, 2015, the registrant had 12,848,466 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2015 (the “Form 10-K”). The sole purpose of this Amendment is to file Exhibit 23.1 which was inadvertently omitted from the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officers are filed as exhibits to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws.	8-K	333-178230	3.3	7/25/2013

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2**	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3**	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4**	Form of Restricted Stock Unit Agreement and Notice under the 2011 Equity Incentive Plan	10-K	001-36357	10.4	3/31/2014

10.5**	Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	8-K	000-379633	10.1	5/27/2014

10.6	Assignment and Assumption of Lease, dated August 6, 2004, by and between Lipocine Inc. and Genta Salus LLC.	8-K	333-178230	10.4	7/25/2013

10.7	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.8**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.9	Warrant issued to University of Utah, as amended, dated December 23, 2003	8-K	333-178230	10.7	7/25/2013

10.10	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

10.11	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.12	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.13	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.14+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.15**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.16**	Amended and Restated Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Morgan Brown	8-K	000-550920	10.2	1/7/2014

10.17**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Gerald Simmons	8-K	000-55092	10.3	1/7/2014

10.18**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Srinivasan Venkateshwaran	8-K	000-55092	10.4	1/7/2014

21.1	Subsidiaries	10-K	001-36357	21.1	3/11/2015

23.1*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.(1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.(1)

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.INS‡	XBRL Instance Document (2)

101.SCH‡	XBRL Taxonomy Extension Schema Document (2)

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB‡	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document (2)

*	Filed herewith

**	Management contract or compensation plan or arrangement

‡	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 11, 2015

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: April 23, 2015	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 23, 2015	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)