Form 10-Q
period 2015-03-31
Lipocine Inc.
filed 2015-05-07
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2015

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

Outstanding Shares

As of May 7, 2015, the registrant had 18,205,855 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$24,764,456	$27,666,055
Prepaid and other current assets	186,462	229,912
Total current assets	24,950,918	27,895,967

Property and equipment, net of accumulated depreciation of $1,038,332 and $1,034,029, respectively	82,709	73,782
Other assets	23,753	23,753
Total assets	$25,057,380	$27,993,502

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$379,528	$306,276
Accrued expenses	957,777	1,327,256
Total current liabilities	1,337,305	1,633,532
Total liabilities	1,337,305	1,633,532

Commitments and contingencies (notes 6 and 8)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 12,850,090 and 12,800,382 issued and 12,844,380 and 12,794,672 outstanding	1,285	1,280
Additional paid-in capital	94,952,385	94,636,479
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated deficit	(71,192,883)	(68,237,077)
Total stockholders' equity	23,720,075	26,359,970

Total liabilities and stockholders' equity	$25,057,380	$27,993,502

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ending March 31,
	2015	2014

Operating expenses:
Research and development	$1,918,695	$3,368,999
General and administrative	1,055,544	1,923,623
Total operating expenses	2,974,239	5,292,622

Operating loss	(2,974,239)	(5,292,622)

Other income, net	18,633	25,466
Loss before income tax expense	(2,955,606)	(5,267,156)

Income tax expense	(200)	-
Net loss	$(2,955,806)	$(5,267,156)

Basic loss per share attributable to common stock	$(0.23)	$(0.41)

Weighted average common shares outstanding, basic	12,819,332	12,728,086

Diluted loss per share attributable to common stock	$(0.23)	$(0.41)

Weighted average common shares outstanding, diluted	12,819,332	12,728,086

Comprehensive loss	$(2,955,806)	$(5,267,156)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ending March 31,
	2015	2014

Cash flows from operating activities:

Net loss	$(2,955,806)	$(5,267,156)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	4,303	3,029
Stock-based compensation expense	179,042	1,045,387
Changes in operating assets and liabilities:
Prepaid and other current assets	43,450	513,636
Accounts payable	73,252	17,155
Accrued expenses	(369,479)	470,295

Cash used in operating activities	(3,025,238)	(3,217,654)

Cash flows from investing activities:

Purchases of property and equipment	(13,230)	(1,866)

Cash used in investing activities	(13,230)	(1,866)

Cash flows from financing activities:

Proceeds from stock option exercises	136,869	-
Payment of accrued common stock offering costs	-	(271,183)

Cash provided by (used in) financing activities	136,869	(271,183)

Net decrease in cash and cash equivalents	(2,901,599)	(3,490,703)

Cash and cash equivalents at beginning of period	27,666,055	45,263,698

Cash and cash equivalents at end of period	$24,764,456	$41,772,995

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2015.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2014.

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

While preparing its 2014 financial statements, the Company identified a misclassification of payments in the statement of cash flows for the three months ended March 31, 2014. The misclassification resulted in an overstatement of cash used in operating activities and an understatement of cash used in financing activities of $271,000 but did not affect total operating expenses, operating loss, net loss or stockholders' equity of the Company. The misclassification has been corrected in the March 31, 2014 amounts presented in the statements of cash flows.

(2)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three months ended March 31, 2015 and 2014 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, unvested restricted stock units and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Basic loss per share attributable to common stock:
Numerator
Net loss	$(2,955,806)	$(5,267,156)

Denominator
Weighted avg. common shares outstanding	12,819,332	12,728,086

Basic loss per share attributable to common stock	$(0.23)	$(0.41)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(2,955,806)	$(5,267,156)
Denominator
Weighted avg. common shares outstanding	12,819,332	12,728,086

Diluted loss per share attributable to common stock	$(0.23)	$(0.41)

The computation of diluted loss per share for the three months ended March 31, 2015 and 2014 does not include the following stock options, unvested restricted stock, unvested restricted stock units and warrants to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	March 31,
	2015	2014
Stock options	1,480,029	1,294,733
Unvested restricted stock	6,000	12,000
Unvested restricted stock units	-	15,000
Warrants	20,467	20,467

(3)	Fair Value

For prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. At March 31, 2015 and December 31, 2014, the Company did not have any assets and liabilities that were measured at fair value on a recurring basis using quoted prices in active markets for identical instruments (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three months ended March 31, 2015 and 2014.

(4)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At March 31, 2015 and December 31, 2014, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(5)	Collaborative Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.). As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1.5% royalty on net sales should Lipocine decide to use certain Solvay/Abbott formulations or a perpetual 1% royalty on net sales should Lipocine use data generated during the term of the Solvay/Abbott agreement in any regulatory filings for a product. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three months ended March 31, 2015 and 2014.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $1.4 million and $2.7 million for the three months ended March 31, 2015 and 2014 under these agreements and has recorded these expenses in research and development expenses.

(6)	Leases

On August 6, 2004, the Company assumed a noncancelable operating lease for office space and laboratory facilities. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2015 are:

Operating
leases
Year ending December 31:
2015	214,497
2016	294,373
2017	303,119
2018	51,903
Total minimum lease payments	$863,892

The Company’s rent expense was $73,000 and $100,000 for the three months ended March 31, 2015 and 2014.

(7)	Stockholders’ Equity

(a)	Share-Based Payments

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

During November 2014, the Company modified 149,498 existing time-vested options of two terminated executives by extending the exercise period to three years from the date of modification under the terms of the executive's respective employment and severance agreements. Compensation expense of $166,000 was recorded as a result of the modification.On January 6, 2014, the Company modified 366,126 existing time-vested and performance options as well as restricted stock awards of two retiring board of directors by fully vesting all unvested equity awards and extending the exercise period to three years from the date of modification. Compensation expense of $836,000 was recorded as a result of the modification. Additionally on January 31, 2013, the Company modified 907,336 existing time-vested and performance stock options by lowering the exercise price to $2.81. Additionally, the Company modified the vesting terms for its unvested performance stock options and unvested restricted stock to vest on the earlier of the first dosing in the pivotal clinical study for its lead drug candidate, or 50% on January 31, 2014 and 50% on January 31, 2015. Compensation expense of $422,000 was recorded as a result of the modifications. In August 2013, the Company determined that it was probable that the performance milestone related to these unvested stock options and restricted stock awards would occur. As a result, the remaining compensation expense between the date the milestone became probable and the expected milestone date of February 2014 was recognized ratably over that period

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $179,000 and $1.0 million for the three months ended March 31, 2015 and 2014, allocated as follows:

	Three Months Ended March 31,
	2015	2014

Research and development	$66,962	$215,415
General and administrative	112,080	829,972
	$179,042	$1,045,387

The Company did not issue any stock options during the three months ended March 31, 2015, and the Company issued 31,500 stock options during the three months ended March 31, 2014.

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

2015
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

As of March 31, 2015, there was $1.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.19 years and will be adjusted for subsequent changes in estimated forfeitures. There were no share-based compensation awards granted during the three months ended March 31, 2015. The weighted average fair value of share-based compensation awards granted during the three months ended March 31, 2014, was approximately $5.21.

(b)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") are issuable under the 2014 Plan. In January 2011, the board of directors adopted the 2011 Plan that provides for the granting of nonqualified and incentive stock options, restricted stock units and restricted stock. The 2011 Plan assumed all of the obligations, which existed under the previous 2000 Stock Option Plan. Under the 2011 Plan, the Company has granted nonqualified and incentive stock options for the purchase of common stock to directors, employees and nonemployees providing services to the Company. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 1,271,906 shares are authorized for issuance under the 2014 Plan, with 1,020,076 shares remaining available for grant as of March 31, 2015.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2014	1,528,737	$4.20
Options granted	-	-
Options exercised	(48,708)	2.81
Options forfeited	-	-
Options cancelled	-	-
Balance at March 31, 2015	1,480,029	4.24

Options exercisable at March 31, 2015	1,121,966	3.21

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,480,029	6.39	$4.24	$4,426,412	1,121,966	5.51	$3.21	$4,226,422

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of 48,708 stock options exercised during the three months ended March 31, 2015 was $192,000. No stock options were exercised during the three months ended March 31, 2014.

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

Additionally, restricted shares issued to two members of the board of directors were further modified upon their retirement on January 6, 2014 to fully vest unvested restricted shares. Compensation expense was recorded as a result of the modifications (see note 7(a)). The grant date fair value of these shares when issued was $5.75 per share.

The Company includes unvested restricted stock in outstanding shares for financial reporting purposes when the awards vest.

A summary of restricted common stock activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2014	7,000
Granted	-
Vested	(1,000)
Cancelled	-
Balance at March 31, 2015	6,000

(d)	Restricted Stock Units

On December 10, 2013, the Company issued 15,000 shares of restricted stock units to employees. These units cliff vested on December 31, 2014, and there were no unvested restricted stock units as of March 31, 2015.

(e)	Warrants

For charitable purposes, on December 23, 2003, the Company granted warrants to a local university for 20,467 shares of common stock at a price of $12.21 per share with an original expiration date of December 31, 2010. In January 2011, the Company extended the term to December 31, 2015 at the same price. As of March 31, 2015, all warrants remain outstanding.

(8)	Commitments and Contingencies

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

(9)	Spriaso, LLC

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party . In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months, however the agreement may be extended upon written agreement of Spriaso and the Company. Spriaso filed its first NDA and as an affiliated entity of the Company it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(10)	Accounting Pronouncements Not Yet Adopted

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

(11)	Subsequent Event

On April 29, 2015, the Company received approximately $34.8 million in aggregate gross proceeds from the issuance and sale of 5,347,500 shares of common stock in a follow-on offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 11, 2015 as well as the financial statements and related notes contained therein.

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

Forward Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, regulatory developments and requirements, the receipt of regulatory approvals, the results of clinical trials, patient acceptance of Lipocine’s products, manufacturing and commercialization of Lipocine’s products, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q or in Part I, Item 1A (Risk Factors) of our Form 10-K filed on March 11, 2015. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic characteristics and facilitate lower dosing requirements, bypass first-pass metabolism, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, LPCN 1021, is an oral testosterone replacement therapy (“TRT”), designed for convenient twice-a-day dosing and has demonstrated positive top-line efficacy results in Phase 3 testing. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product targeted for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, and is currently in Phase 1 testing.

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

We have incurred losses in most years since our inception. As of March 31, 2015, we had an accumulated deficit of $71.2 million. Income and losses fluctuate year to year. Our net loss was $3.0 million for the three months ended March 31, 2015, compared to $5.3 million for the three months ended March 31, 2014. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase as we:

•	enter into a commercial manufacturing agreement for LPCN 1021;

•	complete our pivotal Phase 3 trial and other pharmacokinetic studies of LPCN 1021 and, if these trials are successful, prepare and file our NDA for LPCN 1021;

•	conduct further clinical development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

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

Our Product Candidates

Our current portfolio, shown below, includes our lead product candidate LPCN 1021, an oral testosterone replacement therapy, which is currently in a pivotal Phase 3 clinical study. Additionally, we are currently in the process of establishing our pipeline of early clinical treatments including a next generation oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)
Men’s Health
LPCN 1021	Testosterone Replacement	Phase 3	Completion of Phase 3 study – Last Patient Last Visit (April 29, 2015) Phase 3 Safety Data (2Q 2015) File NDA (2H 2015)
LPCN 1111	Testosterone Replacement	Phase 2	Commence Phase 2b study (4Q 2015/1Q 2016)
Women’s Health
LPCN 1107	Prevention of Preterm Birth	Phase 1	Meet with the FDA to determine development path (2Q 2015)

These products are based on our proprietary Lip’ral promicellar drug delivery technology platform. Lip’ral promicellar technology is a patented technology based on lipidic compositions which form an optimal dispersed phase in the gastrointestinal environment for improved absorption of insoluble drugs. The drug loaded dispersed phase presents the solubilized drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving the absorption process and making the drug less dependent on physiological variables such as dilution, gastro-intestinal pH and food effects for absorption. Lip’ral based formulation enables improved solubilization and higher drug-loading capacity, which can lead to improved bioavailability, reduced dose, faster and more consistent absorption, reduced variability, reduced sensitivity to food effects, improved patient compliance, and targeted lymphatic delivery.

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

Top Line Results From SOAR

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

Safety

The safety component of the SOAR trial was completed the last week of April 2015. Data is currently being reviewed prior to locking the database and disclosing results. The safety extension phase is designed to assess safety based on information such as metabolites, biomarkers, laboratory values, SAEs and AEs, with subjects on their stable dose regimen in both the treatment arm and the active control arm. LPCN 1021 treatment was well tolerated in that there were no drug related or cardiac related serious adverse events.

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

On March 19, 2015, we had our pre-NDA meeting with the FDA. The purpose of the meeting was to discuss and obtain concurrence regarding adequacy for submission of the proposed NDA package for LPCN 1021 and to receive guidance on the 505(b) (2) filing and approval. Based on the FDA’s preliminary response, we do not expect to conduct any additional clinical studies other than the on-going labeling “food effect” study which has always been required for the expected submission of the NDA. We are conducting the labeling “food effect” study per the FDA requirement and plan to submit preliminary results from this study to the FDA in the second quarter of 2015 for review and comment prior to submitting the NDA. Based on our meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to filing the NDA for LPCN 1021. Additionally, prior to our pre-NDA meeting with the FDA, the FDA highlighted the need to ensure our efficacy data was robust to sensitivity analyses with various data sets, including the full analysis set (“FAS”).

We expect top-line safety results in the second quarter of 2015 and an NDA filing to occur during the second half of 2015 assuming successful safety results.

LPCN 1111: A Next-Generation Oral Product Candidate for TRT

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. In October 2014, we successfully completed a Phase 2a proof-of-concept study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. These subjects had serum total testosterone < 300 ng/dL based on two blood draws on two separate days. Subjects received doses of LPCN 1111 as a single dose of 330 mg, 550 mg, 770 mg, followed by once daily administration of 550 mg for 28 days in 10 subjects, and once daily administration of 770 mg for 28 days in eight subjects. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with LPCN 1111 in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28 day dosing period on multi-dose exposure. Overall, LPCN 1111 was well tolerated with no serious adverse events. We expect to initiate a Phase 2b dose finding study in hypogonadal men in the fourth quarter of 2015 or first quarter of 2016.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the prevention of preterm birth in women with a prior history of at least one preterm birth. We successfully completed a proof-of-concept Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015 and a proof-of-concept Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. These studies were designed to determine the pharmacokinetics and bioavailability of LPCN 1107 relative to an intramuscular ("IM") HPC, as well as safety and tolerability. The Phase 1b open-label study enrolled eight healthy, pregnant women at 16 to 18 weeks gestation. All subjects received three treatments in sequence. In period one, subjects received two doses of 400 mg oral LPCN 1107, administered 12 hours apart. In period two, subjects received two doses of 800 mg oral LPCN 1107, administered 12 hours apart. In period three, subjects were given 250 mg of HPC via intramuscular injection (marketed product Makena®). Blood samples were collected periodically over 24 hours following oral dosing and over 28 days following the IM dose. Results of these studies confirmed our pre-clinical data and suggest meaningful drug levels of HPC can be obtained after oral administration in both pregnant and non-pregnant women. Prior to conducting the Phase 1a and Phase 1b studies, the product completed a 28-day repeat dose toxicity study in dogs. We plan to discuss the development plan with the FDA in the second quarter 2015 before deciding next steps in the program. There are multiple potential development plans for LPCN 1107 with no assurances which, if any, will be acceptable to the FDA. Each potential development plan has a different timeline and cost.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through March 31, 2015, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $ 67.4 million in research and development expenses through March 31, 2015.

We expect to incur approximately $ 7.0 million in additional research and developments costs for LPCN 1021 as we complete our pivotal Phase 3 trial, conduct other pharmacokinetic studies, and, if appropriate, file an NDA. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

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

Summary of Research and Development Expense

Our research and development efforts were primarily focused on LPCN 1021 through the end of 2013. Since the beginning of 2014, we have conducted on-going clinical trials with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2015	2014
External service provider costs:
LPCN 1021	$1,246,205	$2,383,299
LPCN 1111	87,605	113,786
LPCN 1107	27,425	152,902
Other product candidates	7,500	7,500
Total external service provider costs	1,368,735	2,657,487
Internal personnel costs	429,761	592,051
Other research and development costs	120,199	119,461
Total research and development	$1,918,695	$3,368,999

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Variance
Research and development expenses	$1,918,695	$3,368,999	(1,450,304)
General and administrative expenses	1,055,544	1,923,623	(868,079)
Other income, net	18,633	25,466	(6,833)
Income tax expense	(200)	-	(200)

Research and Development Expenses

The decrease in research and development expenses in the three months ended March 31, 2015 was primarily due to a decrease in external service provider costs of $1.3 million and a decrease of $162,000 in internal personnel costs. The decrease in external service provider costs was primarily due to a decrease of $1.2 million in clinical research costs and a decrease of $115,000 in contract manufacturing costs. The decrease in personnel costs was primarily due to one-time equity compensation expenses incurred in 2014 and not repeated in 2015.

General and Administrative Expenses

The decrease in general and administrative expenses in the three months ended March 31, 2015 was primarily due to a decrease in equity compensation of $756,000 due to accelerated vesting and extension of exercise dates for retiring directors in 2014 which were not repeated in 2015. This decrease was partially offset by an increase in other personnel costs of approximately $120,000. Legal and accounting fees also decreased by $235,000 between periods.

Other Income, Net

The decrease in other income, net, primarily reflects decreased interest earned on a lower balance in cash and cash equivalents in 2015 as compared to 2014.

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

As of March 31, 2015, we had $24.8 million of cash and cash equivalents compared to $27.7 million at December 31, 2014. We believe that our existing capital resources, including net proceeds of approximately $32.5 million received on April 29, 2015 from our follow-on offering, together with interest thereon, will be sufficient to meet our projected operating requirements for the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements beyond March 31, 2016, we will need to raise additional capital at some point to support our operations, long-term research and development and commercialization of our products. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may be able to enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical studies and ongoing development and commercialization efforts. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

	Three Months Ended March 31,
	2015	2014
Cash used in operating activities	$(3,025,238)	$(3,217,654)
Cash used in investing activities	(13,230)	(1,866)
Cash provided by financing activities	136,869	(271,183)

Operating Activities

Cash used in operating activities was $3.0 million for the three months ended March 31, 2015, and $3.2 million for the three months ended March 31, 2014, a decrease of $0.2 million. Included in the decrease was a $2.3 million decrease in net loss which was partially offset by a $866,000 decrease in stock-based compensation, a $470,000 increase in prepaid expenses and other assets and a $784,000 decrease in accounts payable and accrued expenses.

Investing Activities

Investing activities consist primarily of purchases of property and equipment. We acquired $13,000 of property and equipment in the three months ended March 31, 2015 compared to $2,000 in the three months ended March 31, 2014.

Financing Activities

Financing activities consist primarily of the payment of accrued common stock offering costs and proceeds from the exercise of stock options. Cash provided by (used in) financing activities was $137,000 and ($271,000), respectively, during the three months ended March 31, 2015 and 2014. During three months ended March 31, 2015, we received $137,000 from the exercise of stock options. Additionally during the three months ended March 31, 2014, we paid accrued common stock offering costs of $271,000 related to the sale of common stock in an underwritten transaction in November and December 2013.

Contractual Commitments and Contingencies

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On May 6, 2014, the Company agreed to modify and extend the lease through February 28, 2018. Our aggregate remaining commitment through 2018 under this lease is $864,000.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 11, 2015.

New Accounting Standards

Refer to Note 10, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of accounting standards not yet adopted.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of March 31, 2015.

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

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2014:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We depend primarily on the success of our lead product candidate, LPCN 1021, which is still under clinical development and may not receive regulatory approval or be successfully commercialized.

LPCN 1021 is currently our only product candidate that has completed Phase 2 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization. We are not permitted to market LPCN 1021 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not scaled up the pivotal study formulation to commercial scale, if required. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Before we submit an NDA to the FDA for LPCN 1021 as a TRT we must complete our pivotal Phase 3 trial and a “food effect” study.

Although we have released top-line results from Phase 3 trial of LPCN 1021, the pivotal Phase 3 study is still on-going and safety results at the completion of our pivotal Phase 3 trial may not be consistent with top-line safety results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving positive results in early stage development. Our pivotal Phase 3 trial will evaluate the safety and efficacy of LPCN 1021 over a longer period of time in a patient population which will be almost four times larger than our repeat-dose Phase 2 trials. Accordingly, the safety results from Phase 2 trials or early top-line safety results from our pivotal Phase 3 trial for LPCN 1021 may not be predictive of the safety results we may obtain at the completion of our pivotal Phase 3 trial of LPCN 1021. Our pivotal Phase 3 trial may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or even terminate further development.

Additionally, we are required to conduct a “food effect” study prior to filing our NDA for LPCN 1021. The “food effect” study is on-going and is designed to assess whether androgen levels are sensitive to meal fat content and whether there is any clinical relevance on safety or efficacy. The results of the “food effect” study or its impact on our NDA filing timeline or NDA approval cannot be predicted. We plan to submit preliminary results from the “food effect” study to the FDA in the second quarter of 2015 for review and comment prior to submitting the NDA. Furthermore, the FDA may question the overall design, conduct or results of the “food effect” study and any related impact on the interpretability of our pivotal Phase 3 clinical trial results. The FDA may also question the appropriateness or practicality of any meal restriction in the label. Any required meal restriction could negatively affect the market size potential of LPCN 1021, including the adoption rate of LPCN 1021. If our “food effect” study produces negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials which would result in a delay of our NDA submission, subsequent NDA approval, or commercial launch of LPCN 1021, or even terminate further development of LPCN 1021.

If the FDA clarifies, modifies or restricts the indicated population for T-replacement in the "class" label, the market for T-replacement products may shrink and our ability to sell and be reimbursed for LPCN 1021and LPCN 1111 could be materially adversely affected and our business could be harmed.

On September 17, 2014, the FDA held a T-class Advisory Committee meeting. The Advisory Committee discussed (i) the identification of the appropriate patient population for whom T-replacement therapy should be indicated and (ii) the potential risk of major adverse cardiovascular events, defined as non-fatal stroke, non-fatal myocardial infarction and cardiovascular death associated with T-replacement therapy. At the meeting, 20 of the 21 members of the Advisory Committee voted that the FDA should revise the currently indicated population for T-replacement therapy and recommended changing the label language to restrict the intended uses of the products, particularly in relation to age-related low testosterone. The Committee also supported adding language to the label to guide physicians in better diagnosis of eligible patients for treatment. On March 3, 2015, the FDA issued a safety announcement addressing the Advisory Committees recommendations. Although the final TRT product label revisions still need to be negotiated between the FDA and sponsors with approved T-replacement therapy products, the FDA did communicate its expectations related to label revisions and additional clinical requirements.

The FDA's safety assessment recommended the following label modifications/restrictions in the indicated population for T-replacement therapy:

•	limiting use of T-replacement products to men who have low testosterone caused by certain medical conditions;

•	prior to initiating use of T-replacement products, confirm diagnosis of hypogonadism by ensuring that serum testosterone has been measured in the morning on at least two separate days and that these concentrations are below the normal range;

•	adding cautionary language stating that the safety and efficacy of TRT products with age-related hypogonadism have not been established; and

•	adding cautionary language stating that some studies have shown an increased risk of myocardial infarction and stroke associated with use of T-replacement products.

If the actual TRT label revisions include significant restrictions on patient inclusion or if the labels limits a sponsor’s ability to conduct direct to consumer marketing, the market for TRT therapies would shrink and our ability to sell and be reimbursed for LPCN 1021and LPCN 1111 could be materially adversely affected and our business could be harmed.

Additionally, the FDA stated that they will require manufacturers of approved T-replacement products to conduct a well-designed clinical trial to more clearly address the question of whether an increased risk of heart attack or stroke exists among users of T-replacement products. The FDA encouraged manufacturers to work together on conducting a clinical trial, although the FDA will allow manufacturers to work separately if they so choose. The FDA did not address whether it would require sponsors without an approved T-replacement product to conduct a cardiovascular trial prior to being able to file an NDA. However, on March 19, 2015 we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for LPCN 1021. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to filing or approval of the NDA for LPCN 1021. If the FDA changes its position, however, and concludes that a cardiovascular trial is required prior to filing an NDA for LPCN 1021, such trial would require substantial financial resources, would delay the regulatory process for LPCN 1021 and our entry into the marketplace, all of which would have a materially adverse impact on our business.

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

Following the FDA's announcement, the Endocrine Society, a professional medical organization, released a statement in February 2014 in support of further studies regarding the risks and benefits of FDA-approved T-replacement products for men with age-related T deficiency. Specifically, the Endocrine Society noted that large-scale randomized controlled trials are needed to determine the risks and benefits of T-replacement therapy in older men. In addition, the Endocrine Society recommended that patients should be informed of the potential cardiovascular risks in middle-aged and older men associated with T-replacement therapies. Also following the FDA's announcement, Public Citizen, a consumer advocacy organization, petitioned the FDA to add a "black box" warning about the increased risks of heart attacks and other cardiovascular dangers to the product labels of all T-replacement therapies. In addition, this petition urged the FDA to delay its decision date on approving Aveed, a long-acting T-injectable developed by Endo, which was subsequently approved by the FDA in March 2014. In July 2014, the FDA responded to the Public Citizen petition and denied the petition. Additionally in June 2014, the FDA announced that it would require the manufacturers of testosterone drugs to update the warning label to include blood clots including deep vein thrombosis ("DVT") and pulmonary embolism ("PE").

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

It is possible that after the submission of our NDA, the FDA may request an Advisory Committee meeting to evaluate the safety and efficacy of LPCN 1021 as a T-replacemenet product. The outcome of such a meeting, if held, including the overall risk and benefit profile of LPCN 1021 or data adequacy, may be unfavorable for marketing approval of LPCN 1021.

On March 3, 2015, the FDA issued a safety announcement addressing the Advisory Committees recommendations. Although actual TRT label revisions will still need to be negotiated between the FDA and sponsors with approved T-replacement therapy products, the FDA did communicate its expectations related to label revisions and additional clinical requirements.

The FDA's safety assessment recommended the following label modifications/restrictions in the indicated population for T-replacement therapy:

•	limiting use of T-replacement products to men who have low testosterone caused by certain medical conditions;

•	prior to initiating use of T-replacement products, confirm diagnosis of hypogonadism by ensuring that serum testosterone has been measured in the morning on at least two separate days and that these concentrations are below the normal range;

•	adding cautionary language stating that the safety and efficacy of TRT products with age-related hypogonadism have not been established; and

•	adding cautionary language stating that some studies have shown an increased risk of myocardial infarction and stroke associated with use of T-replacement products.

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

It is possible that the FDA's evaluation of this topic and further studies on the effects of T-replacement therapies could demonstrate the risk of major adverse cardiovascular events or other health risks or could impose additional requirements that could delay our ability to file an NDA for LPCN 1021. During our SOAR trial, we are collecting safety data for LPCN 1021 and a control group, the leading approved T-gel product, but we are not comparing safety data from LPCN to a placebo control group or the control group. If, following its evaluation, the FDA concludes that men using FDA-approved T-replacement therapies face serious cardiovascular risks, it may take actions against T-replacement products generally, which could impact us adversely in a variety of ways, including that the FDA could:

•	require additional safety studies before approving LPCN 1021;

•	mandate that certain warnings or precautions be included in our product labeling;

•	require that our product carry a "black box warning";

•	limit use of LPCN 1021and LPCN 1111 to certain populations, such as men without specified conditions;

•	direct us to submit a Risk Evaluation and Mitigation Strategy ("REMS") as part of our NDA to help ensure that the benefits of our product outweigh the potential risks;

•	require that we conduct post-marketing studies, potentially including registry, epidemiology or cardiovascular outcomes studies; and

•	limit the prospects for regulatory approval and commercial success of our LPCN 1021 and LPCN 1111.

Demonstrated T-replacement therapy safety risks, as well as negative publicity about the risks of hormone replacement therapy, including T-replacement, could hurt sales of and impair our ability to successfully commercialize LPCN 1021 and LPCN 1111, if approved. On March 19, 2015 we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for LPCN 1021. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to filing or approval the of NDA for LPCN 1021. If the FDA changes its position, however, and concludes that a cardiovascular trial is required prior to filing an NDA for LPCN 1021, such trial would require substantial financial resources, would delay the regulatory process for LPCN 1021 and our entry into the marketplace, all of which would have a materially adverse impact on our business.

We face substantial competition in the TRT market, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We expect to face significant competition for any of our product candidates, if approved. In particular, if approved, LPCN 1021 would compete in the T-replacement therapies market, which is highly competitive and currently dominated by the sale of T-gels, which is estimated to account for approximately 86% of U.S. sales in the T-replacement therapies market in 2014. Our success will depend, in large part, on our ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral T-replacement therapies that compete with LPCN 1021. For example, because TU is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of TU administration that would be outside the scope of the claims of either our issued patents or our patent applications. This would enable their products to effectively compete with LPCN 1021, which could have a negative effect on our business.

The following T-replacement therapies currently on the market in the United States would compete with LPCN 1021:

•	T-gels, such as AndroGel (marketed by Abbvie) and Perrigo's AB-rated 1% generic of Androgel, Testim (marketed by Endo Health Solutions, or Endo), Fortesta (marketed by Endo); and additionally TEVA has a FDA approval for a T-gel but has not yet launched the product;

•	T-topical solutions, such as Axiron, a metered dose lotion marketed by Eli Lilly and Co.;

•	T-injectables;

•	Branded longer-acting injectables, such as Aveed (marketed by Endo);

•	T-nasals, such as Natesto (marketed by Endo);

•	methyl-T, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);

•	transdermal patches, such a Androderm (marketed by Actavis Pharmaceuticals, Inc.);

•	buccal patches, such as Striant (marketed by Endo);

•	generic testosterone enanthate intra-muscular injectables;

•	authorized generic T-gels; and

•	subcutaneous injectable pellets, such as Testopel (marketed by Endo).

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

We plan to initiate a Phase 2b dose finding study in the fourth quarter of 2015 or the first quarter of 2016. Several factors could significantly affect the prospects for LPCN 1111, including factors relating to the regulatory approval and clinical development challenges for LPCN 1111 discussed above. Assuming a successful Phase 2b study, the Phase 3 programs for an NDA filing for LPCN 1111 could be very long and expensive.

We will need to grow our company and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2015, we had only 13 employees, and we currently expect to experience significant growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of LPCN 1021. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our management and directors will be able to exert control over our affairs.

As of March 31, 2015, our executive officers and directors beneficially owned approximately 14.9% of our common stock. These stockholders, if they act together, may be able to control our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing LPCN 1021. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of March 31, 2015, we had an accumulated deficit of $71.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur additional and increasing operating losses over the next several years. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our pivotal Phase 3 trial of LPCN 1021 and other clinical trials associated with LPCN 1111 and LPCN 1107. In addition, if we obtain marketing approval for LPCN 1021, we may incur significant sales, marketing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Lipocine Inc.
(Registrant)

Dated: May 7, 2015	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 7, 2015	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)

This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

