Form 10-Q
period 2015-06-30
Lipocine Inc.
filed 2015-08-11
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2015

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

Outstanding Shares

As of August 10, 2015, the registrant had 18,244,656 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$38,297,243	$27,666,055
Marketable investment securities	5,571,535	-
Accrued interest income	99,451	-
Prepaid and other current assets	181,275	229,912
Total current assets	44,149,504	27,895,967

Property and equipment, net of accumulated depreciation of $1,042,746 and $1,034,029, respectively	79,864	73,782
Long-term marketable investment securities	9,543,570	-
Other assets	23,753	23,753
Total assets	$53,796,691	$27,993,502

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$398,817	$306,276
Accrued expenses	1,266,188	1,327,256
Total current liabilities	1,665,005	1,633,532
Total liabilities	1,665,005	1,633,532

Commitments and contingencies (notes 7 and 9)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 18,205,740 and 12,800,382 issued and 18,200,030 and 12,794,672 outstanding	1,820	1,280
Additional paid-in capital	127,619,992	94,636,479
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(10,085)	-
Accumulated deficit	(75,439,329)	(68,237,077)
Total stockholders' equity	52,131,686	26,359,970

Total liabilities and stockholders' equity	$53,796,691	$27,993,502

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$3,161,908	$5,973,829	$5,080,603	$9,342,829
General and administrative	1,115,835	1,035,733	2,171,379	2,959,356
Total operating expenses	4,277,743	7,009,562	7,251,982	12,302,185
Operating loss	(4,277,743)	(7,009,562)	(7,251,982)	(12,302,185)
Other income, net	31,297	37,935	49,930	63,401
Loss before income tax expense	(4,246,446)	(6,971,627)	(7,202,052)	(12,238,784)
Income tax expense	-	-	(200)	-
Net loss	$(4,246,446)	$(6,971,627)	$(7,202,252)	$(12,238,784)

Basic loss per share attributable to common stock	$(0.26)	$(0.55)	$(0.49)	$(0.96)
Weighted average common shares outstanding, basic	16,496,239	12,770,391	14,667,943	12,749,355

Diluted loss per share attributable to common stock	$(0.26)	$(0.55)	$(0.49)	$(0.96)

Weighted average common shares outstanding, diluted	16,496,239	12,770,391	14,667,943	12,749,355

Comprehensive loss:
Net loss	$(4,246,446)	$(6,971,627)	$(7,202,252)	$(12,238,784)
Unrealized loss on available-for-sale securities	(10,085)	-	(10,085)	-
Comprehensive loss	$(4,256,531)	$(6,971,627)	$(7,212,337)	$(12,238,784)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ending June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(7,202,252)	$(12,238,784)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,717	6,058
Stock-based compensation expense	387,779	1,214,126
Accretion of premium on marketable investment securities	754	-
Changes in operating assets and liabilities:
Accrued interest income	(99,451)	-
Prepaid and other current assets	48,637	(503,133)
Accounts payable	30,104	(114,037)
Accrued expenses	(61,068)	771,816
Cash used in operating activities	(6,886,780)	(10,863,954)

Cash flows from investing activities:
Refund of long-term rental deposit	-	21,247
Purchases of property and equipment	(14,799)	(1,866)
Purchases of marketable investment securities	(15,125,944)	-
Cash provided by (used in) investing activities	(15,140,743)	19,381

Cash flows from financing activities:
Proceeds from stock option exercises	156,961	16,064
Payment of accrued common stock offering costs	-	(271,183)
Net proceeds from common stock offering	32,501,750	-
Cash provided by (used in) financing activities	32,658,711	(255,119)

Net increase (decrease) in cash and cash equivalents	10,631,188	(11,099,692)

Cash and cash equivalents at beginning of period	27,666,055	45,263,698
Cash and cash equivalents at end of period	$38,297,243	$34,164,006

Supplemental disclosure of non-cash investing and financing activities:
Accrued common stock offering costs	$62,437	$-
Stock received as consideration for stock option exercises and recognized as treasury stock	-	40,712
Unrealized loss on marketable investment securities	(10,085)	-

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2015.

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

While preparing its 2014 financial statements, the Company identified a misclassification of payments in the statement of cash flows for the six months ended June 30, 2014. The misclassification resulted in an overstatement of cash used in operating activities and an understatement of cash used in financing activities of $271,000 but did not affect total operating expenses, operating loss, net loss or stockholders' equity of the Company. The misclassification has been corrected in the June 30, 2014 amounts presented in the statements of cash flows.

(2)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three and six months ended June 30, 2015 and 2014 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, unvested restricted stock units and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic loss per share attributable to common stock:
Numerator
Net loss	$(4,246,446)	$(6,971,627)	$(7,202,252)	$(12,238,784)
Denominator
Weighted avg. common shares outstanding	16,496,239	12,770,391	14,667,943	12,749,355

Basic loss per share attributable to common stock	$(0.26)	$(0.55)	$(0.49)	$(0.96)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(4,246,446)	$(6,971,627)	$(7,202,252)	$(12,238,784)
Denominator
Weighted avg. common shares outstanding	16,496,239	12,770,391	14,667,943	12,749,355

Diluted loss per share attributable to common stock	$(0.26)	$(0.55)	$(0.49)	$(0.96)

The computation of diluted loss per share for the three and six months ended June 30, 2015 and 2014 does not include the following stock options, unvested restricted stock, unvested restricted stock units and warrants to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	June 30,
	2015	2014
Stock options	1,660,823	1,276,907
Unvested restricted stock	5,000	12,000
Unvested restricted stock units	-	15,000
Warrants	20,467	20,467

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2015 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
At June 30, 2015:
Corporate bonds and notes	15,125,190	4,699	(14,784)	15,115,105

There were no marketable investment securities held as of December 31, 2014. Maturities of debt securities classified as available-for-sale securities at June 30, 2015 are as follows:

	Amortized cost	Aggregate fair value
Due within one year	5,574,248	5,571,535
Due after one year through five years	9,550,942	9,543,570
Due after five years	—	—
	$15,125,190	$15,115,105

The Company determined there were no other-than-temporary impairments for the three and six month periods ended June 30, 2015.

(4)	Fair Value

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. At December 31, 2014, the Company did not have any assets and liabilities that were measured at fair value on a recurring basis. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015:

		Fair value measurements at reporting date using
	June 30, 2015	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$9,776,373	$9,776,373	$-	$-
Corporate bonds and notes	15,115,105	-	15,115,105	-

	$24,891,478	$9,776,373	$15,115,105	$-

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly rated money market funds with original maturities to the Company of three months or less, and are purchased daily at par value with specified yield rates. The fair values are based on quoted market prices in active markets with no valuation adjustment.

Corporate bonds and notes: The Company uses a third-party pricing service to value these investments. The pricing service utilizes reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the six months ended June 30, 2015.

(5)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At June 30, 2015 and December 31, 2014, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(6)	Collaborative Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for LPCN 1021. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three and six months ended June 30, 2015 and 2014.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $2.6 million and $5.4 million for the three months ended June 30, 2015 and 2014, and $3.9 million and $8.1 million for the six months ended June 30, 2015 and 2014 under these agreements and has recorded these expenses in research and development expenses.

(7)	Leases

On August 6, 2004, the Company assumed a noncancelable operating lease for office space and laboratory facilities. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2015 are:

Operating
leases
Year ending December 31:
2015	143,237
2016	294,373
2017	303,119
2018	51,903

Total minimum lease payments	$792,632

The Company’s rent expense was $73,000 and $77,000 for the three months ended June 30, 2015 and 2014 and $147,000 and $177,000 for the six months ended June 30, 2015 and 2014.

(8)	Stockholders’ Equity

(a)	Issuance of Common Stock

On April 29, 2015, the Company sold 5,347,500 shares of common stock in an underwritten offering. Net proceeds to the Company from the sale totaled approximately $32.4 million, after deducting the direct and incremental expenses of the offering and the commissions in connection with the offering paid by the Company of $2.3 million.

(b)	Share-Based Payments

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $209,000 and $169,000 for the three months ended June 30, 2015 and 2014 and $388,000 and $1.2 million for the six months ended June 30, 2015 and 2014, allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Research and development	$40,582	$55,249	$107,544	$270,664
General and administrative	168,155	113,491	280,235	943,462

	$208,737	$168,740	$387,779	$1,214,126

The Company issued 188,500 and 6,000 stock options during the three months ended June 30, 2015 and 2014 and 188,500 and 37,500 stock options during the six months ended June 30, 2015 and 2014.

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

For options granted during the six months ended June 30, 2015 and 2014, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2015	2014
Expected term	5.70 years	6.04 years
Risk-free interest rate	1.66%	1.93%
Expected dividend yield	—	—
Expected volatility	80.95%	73.09%

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

As of June 30, 2015, there was $2.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.02 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the six months ended June 30, 2015 and 2014, was approximately $5.06 and $5.20, respectively.

(c)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan in June 2014. In January 2011, the board of directors adopted the 2011 Plan that provides for the granting of nonqualified and incentive stock options, restricted stock units and restricted stock. The 2011 Plan assumed all of the obligations, which existed under the previous 2000 Stock Option Plan. Under the 2011 Plan, the Company has granted nonqualified and incentive stock options for the purchase of common stock to directors, employees and nonemployees providing services to the Company. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 1,271,906 shares are authorized for issuance under the 2014 Plan with 832,132 shares remaining available for grant as of June 30, 2015.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2014	1,528,737	$4.20
Options granted	188,500	7.43
Options exercised	(55,858)	2.81
Options forfeited	-	-
Options cancelled	(556)	18.34
Balance at June 30, 2015	1,660,823	4.61

Options exercisable at June 30, 2015	1,130,513	3.21

The following table summarizes information about stock options outstanding and exercisable at June 30, 2015:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,660,823	6.58	$4.61	$6,600,341	1,130,513	5.32	$3.21	$6,068,782

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of 55,858 stock options exercised during the six months ended June 30, 2015 was $230,000. The total intrinsic value of 20,205 stock options exercised during the six months ended June 30, 2014 was $87,000.

(d)	Restricted Common Stock

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

Additionally, restricted shares issued to two members of the board of directors were further modified upon their retirement on January 6, 2014 to fully vest unvested restricted shares. Compensation expense was recorded as a result of the modifications (see note 8(b)). The grant date fair value of these shares when issued was $5.75 per share.

The Company includes unvested restricted stock in outstanding shares for financial reporting purposes when the awards vest.

A summary of restricted common stock activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2014	7,000
Granted	-
Vested	(2,000)
Cancelled	-
Balance at June 30, 2015	5,000

(e)	Restricted Stock Units

On December 10, 2013, the Company issued 15,000 shares of restricted stock units to employees. These units cliff vested on December 31, 2014, and there were no unvested restricted stock units as of June 30, 2015.

(f)	Warrants

For charitable purposes, on December 23, 2003, the Company granted warrants to a local university for 20,467 shares of common stock at a price of $12.21 per share with an original expiration date of December 31, 2010. In January 2011, the Company extended the term to December 31, 2015 at the same price. As of June 30, 2015, all warrants remain outstanding.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party . In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months and was further amended on July 23, 2015 to continue providing services for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. Spriaso filed its first NDA and as an affiliated entity of the Company it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(11)	Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company in the first quarter of our fiscal year ending December 31, 2018. Early adoption is permitted, but not earlier than the first quarter of the Company's fiscal year ending December 31, 2017. The ASU allows for either full retrospective or modified retrospective adoption. The Company has not yet selected a transition method, and the Company is currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Forward Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, regulatory developments and requirements, the receipt of regulatory approvals, the results of clinical trials, patient acceptance of Lipocine’s products, manufacturing and commercialization of Lipocine’s products, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 7, 2015, or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 11, 2015. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic characteristics and facilitate lower dosing requirements, bypass first-pass metabolism, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, LPCN 1021, is an oral testosterone replacement therapy (“TRT”) designed for convenient twice-a-day dosing that has completed Phase 3 testing, demonstrating positive top-line efficacy and safety results, and was well tolerated during 52 weeks of treatment. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product targeted for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, and is currently in Phase 1 testing.

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

We have incurred losses in most years since our inception. As of June 30, 2015, we had an accumulated deficit of $75.4 million. Income and losses fluctuate year to year. Our net loss was $7.2 million for the six months ended June 30, 2015, compared to $12.2 million for the six months ended June 30, 2014. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. In the near term, we anticipate that our expenses will increase as we:

•	prepare for commercial manufacturing agreement for LPCN 1021;

•	prepare and file our NDA for LPCN 1021;

•	conduct market research, market analytics and other activities in preparation of commercial launch of LPCN 1021;

•	conduct further development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

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

Our Product Candidates

Our current portfolio, shown below, includes our lead product candidate LPCN 1021, a twice-a-day oral testosterone replacement therapy, which recently completed a pivotal Phase 3 clinical study. Additionally, we are currently in the process of establishing our pipeline of early clinical candidates including a next generation once-a-day oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)
Men’s Health
LPCN 1021	Testosterone Replacement	Phase 3	File NDA (2H 2015)
LPCN 1111	Testosterone Replacement	Phase 2	Commence Phase 2b PK dose finding study (4Q 2015)
Women’s Health
LPCN 1107	Prevention of Preterm Birth	Phase 1	Commence PK dose finding study (4Q 2015)

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

LPCN 1021: An Oral Product Candidate for Testosterone Replacement Therapy

Our lead product, LPCN 1021, is an oral formulation of the chemical testosterone undecanoate ("TU"), an eleven carbon side chain attached to testosterone. TU is an ester prodrug of testosterone. An ester is a chemical formed by bonding between an acid and a alcohol. Upon the cleavage, or breaking, of the ester bond, testosterone is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and TU recently received approval in the United States for delivery via intra-muscular injection. However, the oral dosage form which is approved outside the United States provides sub-therapeutic serum testosterone levels at the approved dose. We are using our Lip’ral technology to facilitate steady gastrointestinal solubilization and absorption of TU for twice daily dosing of TU. Proof of concept was initially established in 2006, and subsequently LPCN 1021 was licensed to Solvay Pharmaceuticals, Inc. ("Solvay") which was then acquired by Abbott Products, Inc. ("Abbott") in 2009. Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to LPCN 1021 were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

Top Line Results From SOAR

We recently completed our Study of Oral Androgen Replacement ("SOAR") pivotal Phase 3 clinical study evaluating efficacy and safety of LPCN 1021 and have received top-line efficacy results and 52-week top-line safety results. SOAR is a randomized, open-label, parallel-group, active-controlled, Phase 3 clinical study of oral TRT in hypogonadal males with low testosterone (< 300 ng/dL). In total, 315 subjects at 40 active sites were assigned, such that 210 were randomized to LPCN 1021 and 105 were randomized to the active control, for 52 weeks of treatment. The active control is included for safety assessment. LPCN 1021 subjects were started at 225 mg TU (equivalent to ~ 142 mg of T) twice daily (“BID”) with a standard meal and then dose titrated, if needed, up to 300 mg TU BID or down to 150 mg TU BID based on serum testosterone measured during weeks 3 and 7. The mean age of the subjects in the trial is ~53 yrs with ~91% of the patients < 65 yrs of age.

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

Efficacy

The primary efficacy end point is the percentage of subjects with an average 24 hour serum testosterone concentration (“Cavg”) within the normal range, which is defined as 300-1140 ng/dL, after 13 weeks of treatment. The FDA guidelines for primary efficacy success is that at least 75% of the subjects on active treatment achieve a testosterone Cavg within the normal range; and the lower bound of the 95% confidence interval (“CI”) must be greater than or equal to 65%.

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

Other top-line highlights from the efficacy results include:

•	Mean Cavg was 447 ng/dL with coefficient of variance of 37%;

•	Less than 12% of the subjects were outside the tesosterone Cavg normal range at final dose;

•	85% of subjects arrived at final dose with no more than one titration; and

•	51% of subjects were on final dose of 225 mg BID which was also the starting dose.

In the EPS analysis, Cmax ≤1500 ng/dL was 83%, Cmax between 1800 and 2500 ng/dL was 4.6% and Cmax > 2500 ng/dL was 2%. Three patients had a Cmax >2500 ng/dL which were transient, isolated and sporadic. Moreover, none of these subjects reported any adverse events, or AE’s. Results were generally consistent with those of approved TRT products.

Safety

The safety component of the SOAR trial was completed the last week of April 2015. The safety extension phase was designed to assess safety based on information such as metabolites, biomarkers, laboratory values, serious adverse events, or SAEs, and AEs, with subjects on their stable dose regimen in both the treatment arm and the active control arm. LPCN 1021 treatment was well tolerated in that there were no hepatic, cardiac or drug related serious adverse events.

Top-line LPCN 1021 safety highlights include:

•	LPCN 1021 was well tolerated during 52 weeks of dosing;
•	Overall AE profile for LPCN 1021 was comparable to the active control, Androgel® 1.62%;
•	The only AEs occurring in more than 5% of subjects with either LPCN 1021 or the active control were upper respiratory tract infection (5.2% with LPCN 1021 and 5.8% with active control) and fatigue (2.4% with LPCN 1021 and 6.7% with active control);
•	Cardiac AE profiles were consistent between treatment groups and none of the observed cardiac AEs occurred in greater than 1.0% of the subjects in the LPCN 1021 arm and none were classified as severe;
•	Drug-related AEs, or ADRs, occurring in more than 2% of subjects with either LPCN 1021 or active control were headache (0.5% with LPCN 1021 and 3.9% with active control), acne (2.9% with LPCN 1021 and 2.9% with active control) and patient reported perceived weight increase (2.4% with LPCN 1021 and 0% with active control);
•	The overall mean weight change as compared to baseline was not significantly different between the treatment groups (Weight changes greater than 10% from baseline over 52 weeks occurred in 2.3% of subjects with LPCN 1021 and 3.8% of subjects with the active control);
•	All observed ADRs were classified as mild or moderate in severity and no serious ADRs occurred during the 52-week treatment period;
•	ADRs, such as peripheral edema, polycythemia, and thrombocytopenia, occurred in 1% or fewer subjects with LPCN 1021;
•	There were no significant changes in mean systolic and diastolic blood pressure from baseline in either treatment arm;
•	Mean values for the lipid parameters, except high density lipoprotein levels (“HDL”), were not significantly different from baseline;
•	Mean HDL levels following LPCN 1021 treatment decreased slightly from baseline but were not significantly different from the active control after 52 weeks of exposure;
•	Mean values for cardio biomarkers were not significantly different from baseline;
•	Mean values for liver enzymes remained within the normal range;
•	Mean values for hematocrit, hemoglobin, platelet count, prothrombin time and prostate specific antigen, were not significantly different from baseline; and
•	Mean dihydrotestosterone levels increased from baseline following LPCN 1021treatment, but were comparable to changes seen with the active control.

On March 19, 2015, we had our pre-NDA meeting with the FDA. The purpose of the meeting was to discuss and obtain concurrence regarding adequacy for submission of the proposed NDA package for LPCN 1021 and to receive guidance on the 505(b) (2) filing and approval. Based on the FDA’s preliminary response, we do not expect to conduct any additional clinical studies other than the labeling “food effect” study which was completed in May 2015. Top-line results from the labeling "food effect" study indicate that bioavailability of testosterone from LPCN 1021 is not affected by changes in meal fat content. The results demonstrate comparable testosterone levels between the standard fat meal (similar to the meal instruction provided in the Phase 3 clinical study) and both the low and high fat meals. The labeling “food effect” study was conducted per the FDA requirement and we submitted preliminary results from this study to the FDA in the second quarter of 2015 prior to submitting the NDA. Based on our meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to filing the NDA for LPCN 1021. Additionally, prior to our pre-NDA meeting with the FDA, the FDA highlighted the need to ensure our efficacy data was robust to sensitivity analyses with various data sets, including the FAS.

We expect an NDA filing to occur during the second half of 2015.

LPCN 1111: A Next-Generation Oral Product Candidate for TRT

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. In October 2014, we successfully completed a Phase 2a proof-of-concept study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. These subjects had serum total testosterone < 300 ng/dL based on two blood draws on two separate days. Subjects received doses of LPCN 1111 as a single dose of 330 mg, 550 mg, 770 mg, followed by once daily administration of 550 mg for 28 days in 10 subjects, and once daily administration of 770 mg for 28 days in eight subjects. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with LPCN 1111 in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28 day dosing period on multi-dose exposure. Overall, LPCN 1111 was well tolerated with no serious adverse events. We expect to initiate a Phase 2b dose finding study in hypogonadal men in the fourth quarter of 2015.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the prevention of preterm birth in women with a prior history of at least one preterm birth. We successfully completed a proof-of-concept Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015 and a proof-of-concept Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. These studies were designed to determine the pharmacokinetics and bioavailability of LPCN 1107 relative to an intramuscular ("IM") HPC, as well as safety and tolerability. The Phase 1b open-label study enrolled eight healthy, pregnant women at 16 to 18 weeks gestation. All subjects received three treatments in sequence. In period one, subjects received two doses of 400 mg oral LPCN 1107, administered 12 hours apart. In period two, subjects received two doses of 800 mg oral LPCN 1107, administered 12 hours apart. In period three, subjects were given a single dose of 250 mg of HPC via intramuscular injection (marketed product Makena®). Blood samples were collected periodically over 24 hours following oral dosing and over 28 days following the IM dose. Results of these studies confirmed our pre-clinical data and suggest meaningful drug levels of HPC can be obtained after oral administration in both pregnant and non-pregnant women. We recently completed a Type C meeting with the FDA to discuss next steps in the development of LPCN 1107. Based on the FDA feedback, Lipocine intends to commence a pharmacokinetic ("PK") dose selection study in pregnant women in the fourth quarter of 2015. The objective of the multi-dose PK selection study will be to assess HPC blood levels in order to identify the appropriate LPCN 1107 Phase 3 dose. At the completion of the PK dose selection study, Lipocine will schedule an End-of-Phase 2 meeting with the FDA to agree on a Phase 3 development plan for LPCN 1107. There are multiple potential development plans for LPCN 1107 with no assurances which, if any, will be acceptable to the FDA. Each potential development plan has a different timeline, cost and risk profile.

Recently the FDA granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through June 30, 2015, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $70.6 million in research and development expenses through June 30, 2015.

We expect to incur approximately $4.5 million in additional research and developments costs for LPCN 1021 as we prepare for and file an NDA. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

Completion of our NDA with LPCN1021 may take longer than currently estimated or the FDA may require additional clinical trials or non-clinical studies. The cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the duration of subject follow-ups;

•	the length of time required to collect, analyze and report trial results;

•	the cost, timing and outcome of regulatory review; and

•	potential changes by the FDA in clinical trial and NDA filing requirements for testosterone replacement therapies.

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

Summary of Research and Development Expense

Since the beginning of 2014, we have conducted on-going clinical trials with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
External service provider costs:
LPCN 1021	$2,497,768	$4,468,895	$3,743,974	$6,852,195
LPCN 1111	38,322	772,785	125,927	886,571
LPCN 1107	7,725	179,378	35,150	332,280
Other product candidates	7,500	7,500	15,000	15,000
Total external service provider costs	2,551,315	5,428,558	3,920,051	8,086,046
Internal personnel costs	506,145	413,726	935,906	1,005,777
Other research and development costs	104,448	131,545	224,646	251,006
Total research and development	$3,161,908	$5,973,829	$5,080,603	$9,342,829

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

We expect that general and administrative expenses will increase materially as we mature as a public company. These increases will likely include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems and other costs. In addition as we prepare and file our NDA for LPCN 1021, we expect general and administrative expenses to increase as we incur costs of pre-commercialization and, potentially, commercialization activities.

Other Income, Net

Other income, net consists primarily of interest earned on our cash, cash equivalents and marketable investment securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014	Variance
Research and development expenses	$3,161,908	$5,973,829	(2,811,921)
General and administrative expenses	1,115,835	1,035,733	80,102
Other income, net	31,297	37,935	(6,638)
Income tax expense	-	-	-

Research and Development Expenses

The decrease in research and development expenses in the three months ended June 30, 2015 was primarily due to a decrease in external service provider costs of $2.9 million, partially offset by an increase of $92,000 in internal personnel costs. The decrease in external service provider costs was primarily due to a decrease of $2.4 million in clinical research and consultant costs and a decrease of $482,000 in contract manufacturing and drug purchase costs. The increase in personnel costs was primarily due to hiring costs and compensation for new personnel.

General and Administrative Expenses

The increase in general and administrative expenses in the three months ended June 30, 2015 was primarily due to an increase in personnel costs of $216,000, partially offset by a decrease in professional fees and other costs of approximately $136,000. The increase in personnel costs was primarily due to hiring costs and compensation of $161,000 for new personnel, including our new Chief Business Officer (CBO), and equity compensation expense of $55,000 primarily for the grant of options to our outside directors and new CBO.

Other Income, Net

The decrease in other income, net, primarily reflects decreased interest earned on average lower balances in cash and cash equivalents in 2015 as compared to 2014.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014	Variance
Research and development expenses	5,080,603	9,342,829	(4,262,226)
General and administrative expenses	2,171,379	2,959,356	(787,977)
Other income, net	49,930	63,401	(13,471)
Income tax expense	(200)	-	(200)

Research and Development Expenses

The decrease in research and development expenses in the six months ended June 30, 2015 was primarily due to a decrease in external service provider costs of $4.2 million and a decrease of $70,000 in internal personnel costs. The decrease in external service provider costs was primarily due to a decrease of $3.6 million in clinical research and consultant costs and a decrease of $600,000 in contract manufacturing and drug purchase costs. The decrease in personnel costs was primarily due to one-time equity compensation expenses of $162,000 incurred in 2014 and not repeated in 2015, partially offset by one-time hiring costs and other compensation increases of $92,000 in 2015

General and Administrative Expenses

The decrease in general and administrative expenses in the six months ended June 30, 2015 was primarily due to a decrease in personnel costs of $419,000 and a decrease in professional fees and other costs of approximately $369,000. The decrease in personnel costs was primarily due to a decrease in equity compensation of $663,000, including $535,000 due to accelerated vesting and extension of exercise dates for retiring directors in 2014 which were not repeated in 2015. This decrease was partially offset by an increase of $244,000 due primarily to hiring costs and compensation for new personnel, including our CBO.

Other Income, Net

The decrease in other income, net, primarily reflects decreased interest earned on average lower balances in cash and cash equivalents in 2015 as compared to 2014.

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

As of June 30, 2015, we had $53.4 million of cash, cash equivalents and marketable investment securities compared to $27.7 million at December 31, 2014. We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements beyond June 30, 2016, we may need to raise additional capital at some point, either before or after June 30, 2016, to support our operations, long-term research and development and commercialization of our products. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and our ability to enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical studies and ongoing development and commercialization efforts. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

	Six months ended June 30,
	2015	2014
Cash used in operating activities	$(6,886,780)	$(10,863,954)
Cash provided by (used in) investing activities	(15,140,743)	19,381
Cash provided by (used in) financing activities	32,658,711	(255,119)

Operating Activities

Cash used in operating activities was $6.9 million for the six months ended June 30, 2015, and $10.9 million for the six months ended June 30, 2014, a decrease of $4.0 million. Included in the decrease was a $5.0 million decrease in net loss, a $551,000 decrease in prepaid expenses and other current assets and a $144,000 increase in accounts payable which were partially offset by a $826,000 decrease in stock-based compensation, a $99,000 increase in accrued interest income and a $833,000 decrease in accrued expenses.

Investing Activities

Investing activities consist primarily of purchases of marketable investment securities and property and equipment. We purchased $15.1 million of marketable investment securities in the six months ended June 30, 2015. Additionally, we acquired $15,000 of property and equipment in the six months ended June 30, 2015 compared to $2,000 in the six months ended June 30, 2014.

Financing Activities

Financing activities consist primarily of the receipt of net proceeds from the sale of common stock and proceeds from the exercise of stock options as well as the payment of accrued common stock offering costs. Cash provided by (used in) financing activities was $32.7 million and ($255,000), respectively, during the six months ended June 30, 2015 and 2014. During six months ended June 30, 2015, we received $32.5 million from the sale of common stock in an underwritten transaction in April 2015 and $157,000 from the exercise of stock options. Additionally during the six months ended June 30, 2014, we paid accrued common stock offering costs of $271,000 related to the sale of common stock in an underwritten transaction in November and December 2013 and received $16,000 from the exercise of stock options.

Contractual Commitments and Contingencies

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On May 6, 2014, the Company agreed to modify and extend the lease through February 28, 2018. Our aggregate remaining commitment through 2018 under this lease is $793,000.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 11, 2015.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of June 30, 2015.

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

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015, and the risk factors discussed in Part II, “Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 7, 2015, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015 and from our risk factors included in our Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 7, 2015:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We depend primarily on the success of our lead product candidate, LPCN 1021, which is still under clinical development and may not receive regulatory approval or be successfully commercialized.

LPCN 1021 is currently our only product candidate that has completed Phase 3 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization. We are not permitted to market LPCN 1021 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not scaled up the pivotal study formulation to commercial scale, if required. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities.

Although we have completed our pivotal Phase 3 trial of LPCN 1021 and released positive top-line efficacy and safety results, approval from the FDA is not guaranteed. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving positive results in early stage development. We may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or even terminate further development.

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

The actual TRT label revisions have been finalized between the FDA and sponsors with approved T-replacement therapy products. The revised labels are consistent with the FDA's recommendations on March 3, 2015.

Additionally, the FDA stated that they will require manufacturers of approved T-replacement products to conduct a well-designed clinical trial to more clearly address the question of whether an increased risk of heart attack or stroke exists among users of T-replacement products. The FDA encouraged manufacturers to work together on conducting a clinical trial, although the FDA will allow manufacturers to work separately if they so choose. The FDA did not address whether it would require sponsors without an approved T-replacement product to conduct a cardiovascular trial prior to being able to file an NDA. However, on March 19, 2015 we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for LPCN 1021. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to filing or approval of the NDA for LPCN 1021. If the FDA changes its position, however, and concludes that a cardiovascular trial is required prior to filing an NDA for LPCN 1021, such trial would require substantial financial resources, would delay the regulatory process for LPCN 1021 and our entry into the marketplace, all of which would have a materially adverse impact on our business. Further, if LPCN 1021 receives FDA approval, it is unclear what our post-approval obligations may be, if any, in relation to a heart attack and stroke risk study. We may be required to contribute to an on-going industry-led heart attack and stroke risk study or to conduct our own long-term heart attack and stroke risk study, either of which would require substantial financial resources and would have a materially adverse impact on our business.

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

We plan to initiate a Phase 2b PK dose finding study in the fourth quarter of 2015. Several factors could significantly affect the prospects for LPCN 1111, including factors relating to the regulatory approval and clinical development challenges for LPCN 1111 discussed above. Assuming a successful Phase 2b study, the Phase 3 programs for an NDA filing for LPCN 1111 could be very long and expensive.

We will need to grow our company and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2015, we had only 17 employees, and we currently expect to experience significant growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of LPCN 1021. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our management and directors will be able to exert control over our affairs.

As of June 30, 2015, our executive officers and directors beneficially owned approximately 10.9% of our common stock. These stockholders, if they act together, may be able to control our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing LPCN 1021. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of June 30, 2015, we had an accumulated deficit of $75.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur additional and increasing operating losses over the next couple of years. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our pivotal Phase 3 trial of LPCN 1021 and other clinical trials associated with LPCN 1111 and LPCN 1107. In addition, if we obtain marketing approval for LPCN 1021, we may incur significant sales, marketing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Lipocine Inc.
(Registrant)

Dated: August 11, 2015	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2015	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.1*	Executive Employment Agreement, dated May 15, 2015, by and between Lipocine Inc. and Jyrki Mattila.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)

This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

