Form 10-Q
period 2015-09-30
Lipocine Inc.
filed 2015-11-12
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2015

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

Outstanding Shares

As of November 11, 2015, the registrant had 18,253,456 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$23,925,531	$27,666,055
Marketable investment securities	17,868,989	-
Accrued interest income	146,844	-
Prepaid and other current assets	347,755	229,912
Total current assets	42,289,119	27,895,967

Property and equipment, net of accumulated depreciation of
$1,053,595 and $1,034,029, respectively	82,906	73,782
Long-term marketable investment securities	6,032,439	-
Other assets	23,753	23,753
Total assets	$48,428,217	$27,993,502

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$456,830	$306,276
Accrued expenses	1,722,146	1,327,256
Total current liabilities	2,178,976	1,633,532
Total liabilities	2,178,976	1,633,532

Commitments and contingencies (notes 7 and 9)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000
shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000
shares authorized; 18,249,456 and 12,800,382 issued
and 18,243,746 and 12,794,672 outstanding	1,825	1,280
Additional paid-in capital	128,094,083	94,636,479
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive income	5,802	-
Accumulated deficit	(81,811,757)	(68,237,077)
Total stockholders' equity	46,249,241	26,359,970
Total liabilities and stockholders' equity	$48,428,217	$27,993,502

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$4,733,889	$3,246,526	$9,814,492	$12,589,355
General and administrative	1,700,099	871,825	3,871,478	3,831,181
Total operating expenses	6,433,988	4,118,351	13,685,970	16,420,536

Operating loss	(6,433,988)	(4,118,351)	(13,685,970)	(16,420,536)

Other income, net	61,560	24,299	111,490	87,700
Loss before income tax expense	(6,372,428)	(4,094,052)	(13,574,480)	(16,332,836)

Income tax expense	-	-	(200)	-
Net loss	$(6,372,428)	$(4,094,052)	$(13,574,680)	$(16,332,836)

Basic loss per share attributable to common stock	$(0.35)	$(0.32)	$(0.86)	$(1.28)

Weighted average common shares outstanding, basic	18,238,632	12,775,324	15,871,252	12,757,144

Diluted loss per share attributable to common stock	$(0.35)	$(0.32)	$(0.86)	$(1.28)

Weighted average common shares outstanding, diluted	18,238,632	12,775,324	15,871,252	12,757,144

Comprehensive loss:
Net loss	$(6,372,428)	$(4,094,052)	$(13,574,680)	$(16,332,836)
Unrealized gain on available-for-sale securities	15,887	-	5,802	-
Comprehensive loss	$(6,356,541)	$(4,094,052)	$(13,568,878)	$(16,332,836)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ending September 30,
	2015	2014

Cash flows from operating activities:

Net loss	$(13,574,680)	$(16,332,836)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	19,566	9,387
Stock-based compensation expense	741,842	1,453,897
Accretion of premium on marketable investment securities	87,838	-

Changes in operating assets and liabilities:
Accrued interest income	(146,844)	-
Prepaid and other current assets	(117,843)	484,114
Accounts payable	150,554	(356,725)
Accrued expenses	394,890	1,401,034
Cash used in operating activities	(12,444,677)	(13,341,129)

Cash flows from investing activities:

Refund of long-term rental deposit	-	21,247
Purchases of property and equipment	(28,690)	(21,280)
Purchases of marketable investment securities	(23,983,464)	-
Cash used in investing activities	(24,012,154)	(33)

Cash flows from financing activities:

Proceeds from stock option exercises	276,994	16,064
Payment of accrued common stock offering costs	-	(271,183)
Net proceeds from common stock offering	32,439,313	-
Cash provided by (used in) financing activities	32,716,307	(255,119)
Net decrease in cash and cash equivalents	(3,740,524)	(13,596,281)

Cash and cash equivalents at beginning of period	27,666,055	45,263,698

Cash and cash equivalents at end of period	$23,925,531	$31,667,417

Supplemental disclosure of non-cash investing and financing activities:
Stock received as consideration for stock option exercises and
recognized as treasury stock	$-	$40,712
Unrealized net gain on marketable investment securities	5,802	-

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2015.

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

While preparing its 2014 financial statements, the Company identified a misclassification of payments in the statement of cash flows for the nine months ended September 30, 2014. The misclassification resulted in an overstatement of cash used in operating activities and an understatement of cash used in financing activities of $271,000 but did not affect total operating expenses, operating loss, net loss or stockholders' equity of the Company. The misclassification has been corrected in the September 30, 2014 amounts presented in the statements of cash flows.

(2)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three and nine months ended September 30, 2015 and 2014 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, unvested restricted stock units and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic loss per share attributable to common stock:
Numerator
Net loss	$(6,372,428)	$(4,094,052)	$(13,574,680)	$(16,332,836)

Denominator
Weighted avg. common shares outstanding	18,238,632	12,775,324	15,871,252	12,757,144

Basic loss per share attributable to common stock	$(0.35)	$(0.32)	$(0.86)	$(1.28)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(6,372,428)	$(4,094,052)	$(13,574,680)	$(16,332,836)

Denominator
Weighted avg. common shares outstanding	18,238,632	12,775,324	15,871,252	12,757,144

Diluted loss per share attributable to common stock	$(0.35)	$(0.32)	$(0.86)	$(1.28)

The computation of diluted loss per share for the three and nine months ended September 30, 2015 and 2014 does not include the following stock options, unvested restricted stock, unvested restricted stock units and warrants to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	September 30,
	2015	2014
Stock options	1,701,107	1,571,096
Unvested restricted stock	4,000	8,000
Unvested restricted stock units	-	15,000
Warrants	20,467	20,467

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2015 were as follows:

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

At September 30, 2015:
Corporate bonds and notes	$23,895,626	$13,818	$(8,016)	$23,901,428

There were no marketable investment securities held as of December 31, 2014. Maturities of debt securities classified as available-for-sale securities at September 30, 2015 are as follows:

	Amortized Cost	Aggregate fair value
Due within one year	$17,862,110	$17,868,989
Due after one year through five years	6,033,516	6,032,439
Due after five years	-	-
Due after five years	$23,895,626	$23,901,428

The Company determined there were no other-than-temporary impairments for the three and nine month periods ended September 30, 2015.

(4)	Fair Value

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. At December 31, 2014, the Company did not have any assets and liabilities that were measured at fair value on a recurring basis. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015:

		Fair value measurements at reporting date using
	September 30, 2015	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$996,996	$996,996	$-	$-

Corporate bonds and notes	23,901,428	-	23,901,428	-
	$24,898,424	$996,996	$23,901,428	$-

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the nine months ended September 30, 2015.

(5)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At September 30, 2015 and December 31, 2014, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(6)	Collaborative Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for LPCN 1021. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three and nine months ended September 30, 2015 and 2014.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $4.1 million and $2.7 million for the three months ended September 30, 2015 and 2014, and $8.0 million and $10.8 million for the nine months ended September 30, 2015 and 2014 under these agreements and has recorded these expenses in research and development expenses.

(7)	Leases

On August 6, 2004, the Company assumed a noncancelable operating lease for office space and laboratory facilities. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2015 are:

Operating
leases
Year ending December 31:
2015	71,977
2016	294,373
2017	303,119
2018	51,903

Total minimum lease payments	$721,372

The Company’s rent expense was $74,000 and $73,000 for the three months ended September 30, 2015 and 2014 and $221,000 and $251,000 for the nine months ended September 30, 2015 and 2014.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $354,000 and $240,000 for the three months ended September 30, 2015 and 2014 and $742,000 and $1.5 million for the nine months ended September 30, 2015 and 2014, allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Research and development	$73,417	$89,730	$180,960	$360,394
General and administrative	280,646	150,041	560,882	1,093,503

	$354,063	$239,771	$741,842	$1,453,897

The Company issued 83,000 and 294,189 stock options during the three months ended September 30, 2015 and 2014 and 271,500 and 331,689 stock options during the nine months ended September 30, 2015 and 2014.

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

For options granted during the nine months ended September 30, 2015 and 2014, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2015	2014
Expected term	5.75 years	5.87 years
Risk-free interest rate	1.63%	1.75%
Expected dividend yield	—	—
Expected volatility	81.20%	76.17%

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

As of September 30, 2015, there was $2.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.12 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the nine months ended September 30, 2015 and 2014, was approximately $6.32 and $5.48, respectively.

(c)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan in June 2014. In January 2011, the board of directors adopted the 2011 Plan that provides for the granting of nonqualified and incentive stock options, restricted stock units and restricted stock. The 2011 Plan assumed all of the obligations, which existed under the previous 2000 Stock Option Plan. Under the 2011 Plan, the Company has granted nonqualified and incentive stock options for the purchase of common stock to directors, employees and nonemployees providing services to the Company. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 1,271,906 shares are authorized for issuance under the 2014 Plan with 749,132 shares remaining available for grant as of September 30, 2015. A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2014	1,528,737	$4.20
Options granted	271,500	9.21
Options exercised	(98,574)	2.81
Options forfeited	-	-
Options cancelled	(556)	18.34
Balance at September 30, 2015	1,701,107	5.07

Options exercisable at September 30, 2015	1,198,594	3.64

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,701,107	6.61	$5.07	$11,612,717	1,198,594	5.51	$3.64	$9,819,736

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of 98,574 stock options exercised during the nine months ended September 30, 2015 was $658,000. The total intrinsic value of 20,205 stock options exercised during the nine months ended September 30, 2014 was $87,000.

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

The Company includes unvested restricted stock in outstanding shares for financial reporting purposes when the awards vest.

A summary of restricted common stock activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2014	7,000
Granted	-
Vested	(3,000)
Cancelled	-
Balance at September 30, 2015	4,000

(e)	Restricted Stock Units

On December 10, 2013, the Company issued 15,000 shares of restricted stock units to employees. These units cliff vested on December 31, 2014, and there were no unvested restricted stock units as of September 30, 2015.

(f)	Warrants

For charitable purposes, on December 23, 2003, the Company granted warrants to a local university for 20,467 shares of common stock at a price of $12.21 per share with an original expiration date of December 31, 2010. In January 2011, the Company extended the term to December 31, 2015 at the same price. As of September 30, 2015, all warrants remain outstanding.

(9)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at September 30, 2015 as the Company does not consider any contingency to be probable nor estimable. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months and was further amended on July 23, 2015 to continue providing services for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. Spriaso filed its first NDA and as an affiliated entity of the Company it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

Forward Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, expected product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, regulatory developments and requirements, the receipt of regulatory approvals, the results of clinical trials, patient acceptance of Lipocine’s products, manufacturing and commercialization of Lipocine’s products, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, "design", "anticipate" and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August11, 2015, in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 7, 2015, or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 11, 2015. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, LPCN 1021, is an oral testosterone replacement therapy (“TRT”) designed for twice-a-day dosing that is currently under review with the U.S. Food and Drug Administration ("FDA") after completing Phase 3 testing.. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product targeted for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, and is currently in Phase 1 testing.

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

We have incurred losses in most years since our inception. As of September 30, 2015, we had an accumulated deficit of $81.8 million. Income and losses fluctuate year to year. Our net loss was $13.6 million for the nine months ended September 30, 2015, compared to $16.3 million for the nine months ended September 30, 2014. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. In the near term, we anticipate that our expenses will increase as we:

•	prepare for commercial manufacturing for LPCN 1021;

•	prepare for a potential FDA Advisory Committee for LPCN 1021;

•	conduct market research, market analytics and other sales and marketing activities in preparation for the commercial launch of LPCN 1021;

•	conduct further development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

To fund future long-term operations we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, regulatory development requirements related to LPCN 1021 and our other development programs, potential new development programs, the pursuit of various potential commercial activities associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements , there can be no assurance that we will be able to do so in the future.

Our Product Candidates

Our current portfolio, shown below, includes our lead product candidate, LPCN 1021, a twice daily oral testosterone replacement therapy, that is currently under review with the FDA. Additionally, we are in the process of establishing our pipeline of other clinical candidates including a next generation once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)

Men’s Health

LPCN 1021	Testosterone Replacement	Under FDA Review	PDUFA Date (June 28, 2016)

LPCN 1111	Testosterone Replacement	Phase 2	Expected initiation of Phase 2b PK dose finding study (4Q 2015)

Women’s Health

LPCN 1107	Prevention of Preterm Birth	Phase 1	Targeted completion of multi-dose PK dose finding study (1Q 2016)

These products are based on our proprietary Lip’ral promicellar drug delivery technology platform. Lip’ral promicellar technology is a patented technology based on lipidic compositions which form an optimal dispersed phase in the gastrointestinal environment for improved absorption of insoluble drugs. The drug loaded dispersed phase presents the solubilized drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving the absorption process and making the drug less dependent on physiological variables such as dilution, gastro-intestinal pH and food effects for absorption. Lip’ral based formulation enables improved solubilization and higher drug-loading capacity, which can lead to improved bioavailability, reduced dose, faster and more consistent absorption, reduced variability, reduced sensitivity to food effects, improved patient compliance, and targeted lymphatic delivery where appropriate.

LPCN 1021: An Oral Product Candidate for Testosterone Replacement Therapy

Our lead product, LPCN 1021, is an oral formulation of the chemical testosterone undecanoate ("TU"), an eleven carbon side chain attached to testosterone. TU is an ester prodrug of testosterone. An ester is chemically formed by bonding an acid and a alcohol. Upon the cleavage, or breaking, of the ester bond, testosterone is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and TU has received regulatory approval in the United States for delivery via intra-muscular injection. . We are using our Lip’ral technology to facilitate steady gastrointestinal solubilization and absorption of TU for twice daily dosing of TU. Proof of concept was initially established in 2006, and subsequently LPCN 1021 was licensed in 2009 to Solvay Pharmaceuticals, Inc. ("Solvay") which was then acquired by Abbott Products, Inc. ("Abbott"). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to LPCN 1021 were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

Results From SOAR

We have completed our Study of Oral Androgen Replacement ("SOAR") pivotal Phase 3 clinical study evaluating efficacy and safety of LPCN 1021 and have received efficacy results and 52-week safety results. SOAR was a randomized, open-label, parallel-group, active-controlled, Phase 3 clinical study of LPCN-1021 in hypogonadal males with low testosterone (< 300 ng/dL). In total, 315 subjects at 40 active sites were assigned, such that 210 were randomized to LPCN 1021 and 105 were randomized to the active control, Androgel 1.62%®, for 52 weeks of treatment. The active control is included for safety assessment. LPCN 1021 subjects were started at 225 mg TU (equivalent to ~ 142 mg of T) twice daily (“BID”) with a standard meal and then dose titrated, if needed, up to 300 mg TU BID or down to 150 mg TU BID based on serum testosterone measured during weeks 3 and 7. The mean age of the subjects in the trial was ~53 yrs with ~91% of the patients < 65 yrs of age.

Primary statistical analysis was conducted using the Efficacy Population Set ("EPS"). The EPS is defined as subjects randomized into the study with at least one PK profile and no significant protocol deviations and includes imputed missing data by last observation carried forward, N=151. Further analysis was performed using the full analysis set ("FAS") (any subject randomized into the study with at least one post-baseline efficacy variable response, N=193) and the safety set (“SS”) (any subject that was randomized into the study and took at least one dose, N=210).

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

LPCN 1021 met the FDA primary efficacy guideline. In the EPS analysis, 87% of the subjects on active treatment achieved testosterone Cavg within the normal range with lower bound CI of 82%. Additionally, sensitivity analysis using the FAS and SS reaffirmed the finding that LPCN 1021 met the FDA primary efficacy guideline as 87% and 80%, respectively, of the subjects on active treatment achieved testosterone Cavg within the normal range with lower bound CI of 82% and 74%, respectively.

Other highlights from the efficacy results include:

•	Mean Cavg was 446 ng/dL with coefficient of variance of 38%;

•	Less than 13% of the subjects were outside the tesosterone Cavg normal range at final dose;

•	89% of subjects arrived at final dose with no more than one titration; and

•	51% of subjects were on final dose of 225 mg BID which was also the starting dose.

In the EPS analysis, Cmax ≤1500 ng/dL was 83%, Cmax between 1800 and 2500 ng/dL was 4.6% and Cmax > 2500 ng/dL was 2%. Three patients had a Cmax >2500 ng/dL which were transient, isolated and sporadic. Moreover, none of these subjects reported any adverse events ("AEs") through the efficacy readout at week 13. Results were generally consistent with those of approved TRT products.

Safety

The safety component of the SOAR trial was completed the last week of April 2015. The safety extension phase was designed to assess safety based on information such as metabolites, biomarkers, laboratory values, serious adverse events ("SAEs") and AEs, with subjects on their stable dose regimen in both the treatment arm and the active control arm. LPCN 1021 treatment was well tolerated in that there were no hepatic, cardiac or drug related SAEs.

LPCN 1021 safety highlights include:

•	LPCN 1021 was well tolerated during 52 weeks of dosing;

•	Overall AE profile for LPCN 1021 was comparable to the active control;

•	Cardiac AE profiles were consistent between treatment groups and none of the observed cardiac AEs occurred in greater than 1.0% of the subjects in the LPCN 1021 arm and none were classified as severe; and

•	All observed ADRs were classified as mild or moderate in severity and no serious ADRs occurred during the 52-week treatment period.

We also completed our labeling "food effect" study in May 2015. Results from the labeling "food effect" study indicate that bioavailability of testosterone from LPCN 1021 is not affected by changes in meal fat content. The results demonstrate comparable testosterone levels between the standard fat meal (similar to the meal instruction provided in the Phase 3 clinical study) and both the low and high fat meals. The labeling “food effect” study was conducted per the FDA requirement and we submitted preliminary results from this study to the FDA in the second quarter of 2015 prior to submitting the NDA. Based on our pre-NDA meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to the approval of our NDA for LPCN 1021. We may, however, be required to conduct a heart attack and stroke risk study on our own or with a consortium of sponsors that have an approved TRT product post approval of LPCN 1021.

The FDA accepted our NDA in October 2015 and has assigned a Prescription Drug User Fee Act ("PDUFA") goal date of June 28, 2016 for completion of the review. Additionally, the 74-day filing communication letter did not mention a need to convene an Advisory Committee for advice on the NDA for LPCN 1021.

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

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the prevention of preterm birth in women with a prior history of at least one preterm birth. We successfully completed a proof-of-concept Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015 and a proof-of-concept Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. These studies were designed to determine the pharmacokinetics and bioavailability of LPCN 1107 relative to an intramuscular ("IM") HPC, as well as safety and tolerability. The Phase 1b open-label study enrolled eight healthy, pregnant women at 16 to 18 weeks gestation. All subjects received three treatments in sequence. In period one, subjects received two doses of 400 mg oral LPCN 1107, administered 12 hours apart. In period two, subjects received two doses of 800 mg oral LPCN 1107, administered 12 hours apart. In period three, subjects were given a single dose of 250 mg of HPC via intramuscular injection (marketed product Makena®). Blood samples were collected periodically over 24 hours following oral dosing and over 28 days following the IM dose. Results of these studies confirmed our pre-clinical data and suggest meaningful drug levels of HPC can be obtained after oral administration in both pregnant and non-pregnant women. We have also completed a Type C meeting with the FDA to discuss next steps in the development of LPCN 1107. Based on the FDA feedback, Lipocine has initiated a multi-dose pharmacokinetic ("PK") dose selection study in pregnant women during the third quarter of 2015. The objective of the multi-dose PK selection study will be to assess HPC blood levels in order to identify the appropriate LPCN 1107 Phase 3 dose. At the completion of the multi-dose PK dose selection study, Lipocine plans to request an End-of-Phase 2 meeting with the FDA to agree on a Phase 3 development plan for LPCN 1107 There are multiple potential development plans for LPCN 1107 with no assurances which, if any, will be acceptable to the FDA. Each potential development plan has a different timeline, cost and risk profile.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through September 30, 2015, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $75.3 million in research and development expenses through September 30, 2015.

We expect to incur approximately $9.0 million in additional research and developments costs for LPCN 1021 as we prepare for a potential FDA advisory committee meeting, as we respond to FDA questions during the review of our NDA for LPCN 1021 and as we manufacture launch supplies in advance of our NDA approval. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

Approval of our NDA for LPCN1021 may take longer than currently estimated or the FDA may require additional clinical trials or non-clinical studies. The cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the duration of subject follow-ups;

•	the length of time required to collect, analyze and report trial results;

•	the cost, timing and outcome of regulatory review; and

•	potential changes by the FDA in clinical trial and NDA filing requirements for testosterone replacement therapies.

We also expect to incur significant manufacturing costs to prepare validation batches of finished product and launch supplies for LPCN 1021 prior to NDA approval, which will be significant. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

•	our dependence on third-party manufacturers for the production of clinical trial materials and satisfactory finished product for registration;

•	the the outcome of regulatory reviews for LPCN 1021;

•	the potential for future license or co-promote arrangements for LPCN 1021, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our future plans and capital requirements; and

•	the effect on our product development activities of action taken by the FDA or other regulatory authorities.

A change of outcome for any of these variables with respect to the development of LPCN 1021 could mean a significant change in the costs and timing associated with these efforts.

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1111, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1111, LPCN 1107 or other product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the preclinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities.

Summary of Research and Development Expense

Since the beginning of 2014, we have conducted on-going clinical trials with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
External service provider costs:
LPCN 1021	$3,861,598	$2,409,579	$7,605,572	$9,261,774
LPCN 1111	162,240	252,145	288,167	1,138,716
LPCN 1107	69,312	59,707	104,462	391,987
Other product candidates	9,398	7,665	24,398	22,665
Total external service provider costs	4,102,548	2,729,096	8,022,599	10,815,142
Internal personnel costs	492,178	430,138	1,428,084	1,435,915
Other research and development costs	139,163	87,292	363,809	338,298
Total research and development	$4,733,889	$3,246,526	$9,814,492	$12,589,355

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, marketing, sales and support functions. Other general and administrative expenses include rent and utilities, travel expenses, professional fees for auditing, tax and legal services, market research and market analytics.

They also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

We expect that general and administrative expenses will increase materially as we mature as a public company. These increases will likely include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems and other costs. In addition as our NDA is under review for LPCN 1021, we expect general and administrative expenses to increase as we incur costs of pre-commercialization and, potentially, commercialization activities if our product candidates receive approval by the FDA including further market research, market analytics and other sales and marketing activities.

Other Income, Net

Other income, net consists primarily of interest earned on our cash, cash equivalents and marketable investment securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014	Variance
Research and development expenses	$4,733,889	$3,246,526	1,487,363
General and administrative expenses	1,700,099	871,825	828,274
Other income, net	61,560	24,299	37,261
Income tax expense	-	-	-

Research and Development Expenses

The increase in research and development expenses in the three months ended September 30, 2015 was primarily due to an increase in external service provider costs of $1.4 million. Those costs consisted primarily of a one-time payment to the FDA for our NDA filing fee of $2.3 million for LPCN 1021, partially offset by a decrease of $926,000 in clinical research, consultant and manufacturing costs as we completed our Phase 3 clinical study.

General and Administrative Expenses

The increase in general and administrative expenses in the three months ended September 30, 2015 was primarily due to an increase in personnel costs of $254,000 and an increase in professional fees and other costs of approximately $574,000 for market research and pre-commercialization activities.

Other Income, Net

The increase in other income, net, primarily reflects increased interest earned on average higher balances in cash, cash equivalents and marketable investment securities in 2015 as compared to 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014	Variance
Research and development expenses	9,814,492	12,589,355	(2,774,863)
General and administrative expenses	3,871,478	3,831,181	40,297
Other income, net	111,490	87,700	23,790
Income tax expense	(200)	-	(200)

Research and Development Expenses

The decrease in research and development expenses in the nine months ended September 30, 2015 was primarily due to a decrease in clinical research, consultant and manufacturing costs as we completed our Phase 3 clinical study of $5.2 million, partially offset by one-time payment to the FDA for our NDA filing fee of $2.3M for LPCN 1021.

General and Administrative Expenses

The increase in general and administrative expenses in the nine months ended September 30, 2015 was primarily due to an increase in professional fees and other costs of approximately $295,000 for market research and pre-commercialization activities, partially offset by a decrease in personnel costs of $255,000 .. The decrease in personnel costs was primarily due to a decrease in equity compensation of $533,000 due to accelerated vesting and extension of exercise dates for retiring directors in 2014 which were not repeated in 2015, partially offset by an increase of $320,000 due primarily to compensation for new personnel, including our Chief Business Officer and other sales and marketing personnel.

Other Income, Net

The increase in other income, net, primarily reflects increased interest earned on average higher balances in cash, cash equivalents and marketable investment securities in 2015 as compared to 2014.

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

As of September 30, 2015, we had $47.8 million of cash, cash equivalents and marketable investment securities compared to $27.7 million at December 31, 2014. We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements beyond September 30, 2016, we may need to raise additional capital at some point, either before or after September 30, 2016, to support our operations, long-term research and development and commercialization of our product candidates if they receive approval from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and pre-commercialization sooner than planned. We may consume our captial resources more rapidly if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if our product candidates receive approval from the FDA. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development of our product candidates and commercialization of our product candidates if they receive approval by the FDA and our ability to enter into collaborations with third parties to participate in the development of our product candidates and commercialization of our product candidates if they receive approval by the FDA, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical studies and ongoing development and pre-commercialization efforts. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or commercialization efforts if any of our product candidates receive approval from the FDA. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences or terms that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

	Nine months ended September 30,
	2015	2014
Cash used in operating activities	$(12,444,677)	$(13,341,129)
Cash used in investing activities	(24,012,154)	(33)
Cash provided by (used in) financing activities	32,716,307	(255,119)

Operating Activities

Cash used in operating activities was $12.4 million for the nine months ended September 30, 2015, and $13.3 million for the nine months ended September 30, 2014, a decrease of $896,000. Included in the decrease was a $2.8 million decrease in net loss, a $507,000 increase in accounts payable and a $87,000 increase in amortization of premium on marketable investment securities which were partially offset by a $712,000 decrease in stock-based compensation, a $147,000 increase in accrued interest income, a $602,000 increase in prepaid and other expenses and a $1.0 million decrease in accrued expenses.

Investing Activities

Investing activities consist primarily of purchases of marketable investment securities and property and equipment. We purchased $24.0 million of marketable investment securities in the nine months ended September 30, 2015. Additionally, we acquired $29,000 of property and equipment in the nine months ended September 30, 2015 compared to $21,000 in the nine months ended September 30, 2014. Additionally, we received a long-term rental deposit refund of $21,000 during the nine months ended September 30, 2014.

Financing Activities

Financing activities consist primarily of the receipt of net proceeds from the sale of common stock and proceeds from the exercise of stock options as well as the payment of accrued common stock offering costs. Cash provided by (used in) financing activities was $32.7 million and ($255,000), respectively, during the nine months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, we received $32.4 million from the sale of common stock in an underwritten transaction in April 2015 and $277,000 from the exercise of stock options. Additionally during the nine months ended September 30, 2014, we paid accrued common stock offering costs of $271,000 related to the sale of common stock in an underwritten transaction in November and December 2013 and received $16,000 from the exercise of stock options.

Contractual Commitments and Contingencies

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On May 6, 2014, the Company agreed to modify and extend the lease through February 28, 2018. Our aggregate remaining commitment through 2018 under this lease is $721,000.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 11, 2015.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

On May 15, 2015, we filed a patent application with U.S. Patent and Trademark Office ("PTO"), and our application requests that the PTO declare an interference between our patent application and Clarus Therapeutics’ U.S. Patent No. 8,828,428 (“the ‘428 patent”).  Our request asks the PTO to determine that our patent application has priority over the Clarus ‘428 patent, the result of which would render the claims of the Clarus ‘428 patent invalid.

On November 2, 2015, Clarus Therapeutics filed a complaint against the Company in the United States District Court for the District of Delaware alleging that our filing of our NDA related to LPCN 1021 with the FDA has infringed upon Clarus’ 428 patent, and the complaint seeks damages, declaratory and injunctive relief.  We intend to vigorously defend against these allegations.

ITEM  1A. RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015, the risk factors discussed in Part II, “Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 7, 2015 and the risk factors discussed in Part II, “Item 1A. Risk Factors” of our Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015, from our risk factors included in our Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 7, 2015 and from our risk factors included in our Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We depend primarily on the success of our lead product candidate, LPCN 1021, which is under regulatory review and may not receive regulatory approval or be successfully commercialized.

LPCN 1021 is currently our only product candidate that has completed Phase 3 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization once approved. We are not permitted to market LPCN 1021 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not scaled up the pivotal study formulation to commercial scale, if required. We have submitted an NDA to the FDA but have not submitted comparable applications to other regulatory authorities.

Although we have completed our pivotal Phase 3 trial of LPCN 1021, approval from the FDA is not guaranteed. We may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or even terminate further development. If the FDA does not approve LPCN 1021 or we are unsuccessful in commercializing LPCN 1021, our business will be materially and adversely harmed.

Our success in obtaining regulatory approval to market LPCN 1021 in the U.S. or elsewhere depends on our ability to address any issues the FDA or foreign regulatory agencies may raise, including with respect to our NDA filing for LPCN 1021, and ultimately to obtain approval by the FDA or foreign regulatory agencies.

On August 28, 2015, we announced that we submitted our NDA for LPCN 1021 to the FDA which was subsequently accepted by the FDA. The NDA has now assigned a team to evaluate our research on LPCN 1021’s safety and efficacy, including a review of labeling information and the manufacturing process. We would expect this evaluation and review, which would be under the Prescription Drug User Fee Act, to take approximately 10 months after submission. Ultimately, FDA reviewers will either approve the NDA or issue a response letter with comments. Additionally the FDA may require an advisory committee meeting to discuss the benefits and risks of LPCN 1021. However, the 74-day filing communication letter did not mention a need to convene an Advisory Committee for advice on the NDA for LPCN 1021. If the FDA is not satisfied with the information we provide, the FDA may require the addition of labeling statements or other warnings or contraindications, require us to perform additional clinical trials or studies or provide additional information in order to secure approval. Any such requirement could have a material adverse effect on our business and financial condition.

Even if LPCN 1021 is approved, the FDA may limit the indications for which it may be used, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of LPCN 1021. Further, in the event that we seek regulatory approval of LPCN 1021 outside the United States, such markets also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of LPCN 1021 in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Any regulatory approval of LPCN 1021, once obtained, may be withdrawn. Ultimately, the failure to obtain and maintain regulatory approvals would prevent LPCN 1021 from being marketed and would have a material and adverse effect on our business.

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

Additionally, the FDA stated that they will require manufacturers of approved T-replacement products to conduct a well-designed clinical trial to more clearly address the question of whether an increased risk of heart attack or stroke exists among users of T-replacement products. The FDA encouraged manufacturers to work together on conducting a clinical trial, although the FDA will allow manufacturers to work separately if they so choose. The FDA did not address whether it would require sponsors without an approved T-replacement product to conduct a cardiovascular trial prior to being able to file an NDA. However, on March 19, 2015 we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for LPCN 1021. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to approval of the NDA for LPCN 1021. If the FDA changes its position, however, and concludes that a cardiovascular trial is required prior to approving our NDA for LPCN 1021, such trial would require substantial financial resources, would delay the regulatory process for LPCN 1021 and our entry into the marketplace, all of which would have a materially adverse impact on our business. Further, if LPCN 1021 receives FDA approval, it is unclear what our post-approval obligations may be, if any, in relation to a heart attack and stroke risk study. We may be required to contribute to an on-going industry-led heart attack and stroke risk study or to conduct our own long-term heart attack and stroke risk study, either of which would require substantial financial resources and would have a materially adverse impact on our business. Regulatory actions related to T-replacement therapy have contributed to a contraction in the market for T-replacement products. If the market for T-replacement products continues to decline, for whatever reason, our business will be materially harmed.

The entrance of generic T-gels into the market would likely create downward pricing pressure on all T-replacement therapies and therefore have a negative effect on our business and financial results.

Several companies have filed Abbreviated New Drug Applications, or ANDAs, seeking approval for generic versions of existing T-gels. For example, in April 2012 Perrigo Company filed an ANDA with the FDA seeking approval for a generic verion of Androgel 1.62%. In response to this ANDA, the marketer of AndroGel 1.62% filed patent infringement lawsuits against Perrigo Company to block the approval and marketing of the generic product. In August 2015 the FDA approved the ANDA submitted by Perrigo Company and was also granted 180 days of generic drug exclusivity. The marketer of Androgel 1.62% may enter into an agreement with Perrigo Company to delay the introduction of a generic Androgel 1.62%. Additionally in July 2003, Actavis and Par Pharmaceutical, or Par, filed ANDAs with the FDA seeking approval for generic versions of AndroGel 1%. In response to these ANDAs, the marketer of AndroGel 1% filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. In 2006, all the subject companies reached an agreement pursuant to which Actavis agreed not to bring a generic version of AndroGel 1% to the market until August 2015, and Par agreed not to bring a generic version to market until February 2016. The U.S. Federal Trade Commission has questioned the legality of such “pay-to-delay” agreements, and the Supreme Court ruled in June 2013 that such agreements may not be valid. The impact of this ruling on the agreements between the marketer of AndroGel 1% and Actavis and Par, as well as the timing and eventual marketing of generic versions of their respective products, is uncertain at this point.

Additionally, there are several other ANDAs for generic T-gels that have been filed and there is ongoing litigation with each of these ANDAs. Finally, in 2014 two authorized generic T-gels were launched at a lower price than the branded version of the same T-gel. If a generic version of T-gel were to become available in the market, governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for generic T-gels as opposed to branded T-gels. The entrance of any generic T-gel into the market would likely cause downward pressure on the pricing of all T-replacement therapies, and could materially and adversely affect the level of sales and price at which we could sell LPCN 1021, and ultimately significantly and adversely impact our revenues and financial results.

The introduction of generic T-gel may also affect the reimbursement policies of government authorities and third-party payors, such as private health insurers and health maintenance organizations. These organizations determine which medications they will pay for and establish reimbursement levels. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for branded medications when there is a generic available. If generic T-gel is available in the market, that may create an additional obstacle to the availability of reimbursement for LPCN 1021. Even if reimbursement is available, the level of such reimbursement could be reduced or limited. Reimbursement may impact the demand for, or the price of, LPCN 1021. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize LPCN 1021, and/or our financial results from the sale of related products could be negatively and materially impacted.

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

We currently have a limited sales and marketing staff. If and when any of our product candidates are commercialized, we may not be able to find suitable sales and marketing staff and collaborators for LPCN 1021 or our other product candidates. The marketing collaborators we work with may not be adequate, successful or could terminate or materially reduce the effort they direct to our products. The development of collaborations or an internal sales force and marketing and sales capability will require significant capital, management resources and time. The cost of establishing such a sales force may exceed any potential product revenues, or our marketing and sales efforts may be unsuccessful. If we are unable to develop an internal marketing and sales capability or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to successfully commercialize LPCN 1021 or develop and seek regulatory approval for our other product candidates.

We will need to grow our company and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2015, we had only 19 employees, and we currently expect to experience significant growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of LPCN 1021. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We depend on Encap Drug Delivery for the supply of the LPCN 1021 capsules, and our inability to reach a definitive commercial supply agreement with Encap Drug Delivery would significantly harm our business.

We signed a manufacturing agreement with Encap Drug Delivery, a third-party contract manufacturer, in August 2013. Encap Drug Delivery was our sole supplier of LPCN 1021 capsules for LPCN 1021 clinical trials on a worldwide basis. We are currently negotiating a commercial supply agreement for LPCN 1021. If a commercial supply agreement is not entered into wth Encap Drug Delivery or if Encap Drug Delivery is unable to produce sufficient capsules, for whatever reason, to support demand for LPCN 1021 if it becomes commercially available, our revenue and profitability would be significantly and adversely harmed.

Reliance on a third-party manufacturer involves risks, such as capacity and capabilities of the manufacturer to which we would not be subject if we manufactured LPCN 1021 ourselves. We also face risks related to reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. The FDA and other regulatory authorities require that LPCN 1021 be manufactured according to cGMP. Any failure by our third-party manufacturers to comply with cGMP could be the basis for action by the FDA to withdraw approvals previously granted to us and for other regulatory action against us.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our management and directors will be able to exert control over our affairs.

As of September 30, 2015, our executive officers and directors beneficially owned approximately 10.75% of our common stock. These stockholders, if they act together, may be able to control our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently only have limited securities and industry analysts providing research coverage of our company and may never obtain additional research coverage by securities and industry analysts. If no additional securities or industry analysts commence coverage of our company or if current securities analyst coverage of our company ceases, the trading price for our stock could be negatively impacted. If the analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If analysts cease coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

RISKS RELATING TO OUR FINANCIAL POSITION AND CAPITAL REQUIREMENTS

We have incurred significant operating losses in most years since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing LPCN 1021. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of September 30, 2015, we had an accumulated deficit of $81.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur additional and increasing operating losses over the next couple of years. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our NDA review of LPCN 1021and outsourced manufacturing expenses and other clinical trials associated with LPCN 1111 and LPCN 1107. In addition, if we obtain marketing approval for LPCN 1021, we will incur significant sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and we may be unable to protect our rights to our products and technology.

If we or our collaborators choose to go to court to stop a third party from using the inventions claimed in our owned or licensed patents, that third party may ask a court to rule that the patents are invalid and should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources, including financial resoures, even if we were successful in stopping the infringement of these patents. In addition, there is a risk that a court will decide that these patents are not valid or not enforceable and that we do not have the right to stop others from using the inventions.

There is also the risk that, even if the validity of these patents is not challenged or is upheld, the court will refuse to stop the third party on the ground that such third-party’s activities do not infringe our owned or licensed patents. In addition, the U.S. Supreme Court has recently changed some standards relating to the granting of patents and assessing the validity of patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our owned or licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination or other proceeding before the PTO, or during litigation, under the revised criteria which make it more difficult to obtain or maintain patents.

While our in-licensed patents and applications are not currently used in our product candidates, should we develop other product candidates that are covered by this intellectual property, we will rely on our licensor to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. Our licensor has retained the first right, but not the obligation to initiate an infringement proceeding against a third-party infringer of the intellectual property licensed to us, and enforcement of our in-licensed patents or defense of any claims asserting the invalidity or unenforceability of these patents would also be subject to the control or cooperation of our licensor. It is possible that our licensor’s defense activities may be less vigorous than had we conducted the defense ourselves.

We also license our patent portfolio, including U.S. and foreign patents and patent applications that cover our LPCN 1021 and our other product candidates, to third parties for their respective products and product candidates. Under our agreements with our licensees, we have the right, but not the obligation, to enforce our current and future licensed patents against infringers of our licensees. In certain cases, our licensees may have primary enforcement rights and we have the obligation to cooperate. In the event of an enforcement action against infringers of our licensees, our licensees might not have the interest or resources to successfully preserve the patents, the infringers may countersue, and as a result our patents may be found invalid or unenforceable or of a narrower scope of coverage, and leave us with no patent protection for LPCN 1021 and our other product candidates.

In addition, on May 15, 2015, we filed a request for interference using our owned patent application against a U.S. issued patent owned by Clarus Therapeutics. In the request for an interference, known as a "Suggestion of Interference", we asked the U.S. Patent Office for a determination that our pending patent application has priority over Clarus Therapeutics’ patent, and that the U.S. Patent Office should instead grant a patent to us. In this case we have asserted that we are the senior party, and thus entitled to priority over the Clarus Therapeutics’ patent. The U.S. Patent Office has not taken action on our Suggestion of Interference as of the date hereof, but has begun examination of our underlying applications in order to identify the patentable subject matter, if any. Interference proceedings may fail and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party; our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if we are successful in such interference, it may result in substantial costs to us and distraction to our management. Further, on November 2, 2015, Clarus Therapeutics filed a complaint against us in the United States District Court for the District of Delaware alleging that our filing of our NDA related to LPCN 1021 with the FDA has infringed upon their patent identified in our Suggestion of Interference, and the complaint seeks damages, declaratory and injunctive relief.  Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates and impair our ability to raise needed capital.

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

Lipocine Inc.
(Registrant)

Dated: November 12, 2015	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2015	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)

This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

