Form 10-Q
period 2016-03-31
Lipocine Inc.
filed 2016-05-09
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Outstanding Shares

As of May 9, 2016, the registrant had 18,258,901 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$14,114,852	$20,007,659
Marketable investment securities	24,098,383	24,375,168
Accrued interest income	159,839	144,536
Prepaid and other current assets	268,857	350,160

Total current assets	38,641,931	44,877,523

Property and equipment, net of accumulated depreciation of $1,067,404 and $1,060,750, respectively	108,298	75,750
Long-term marketable investment securities	-	400,252
Other assets	23,753	23,753

Total assets	$38,773,982	$45,377,278

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,077,160	$507,067
Accrued expenses	1,916,604	2,884,794
Income taxes payable	700	-

Total current liabilities	2,994,464	3,391,861

Total liabilities	2,994,464	3,391,861

Commitments and contingencies (notes 7 and 9)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 18,256,901 and 18,250,456 issued and 18,251,191 and 18,244,746 outstanding	1,825	1,825
Additional paid-in capital	129,270,410	128,502,659
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive income (loss)	2,895	(32,900)
Accumulated deficit	(93,454,900)	(86,445,455)

Total stockholders' equity	35,779,518	41,985,417

Total liabilities and stockholders' equity	$38,773,982	$45,377,278

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ending March 31,
	2016	2015

Operating expenses:
Research and development	$2,673,391	$1,918,695
General and administrative	4,397,013	1,055,544
Total operating expenses	7,070,404	2,974,239

Operating loss	(7,070,404)	(2,974,239)

Other income, net	61,659	18,633

Loss before income tax expense	(7,008,745)	(2,955,606)

Income tax expense	(700)	(200)

Net loss	$(7,009,445)	$(2,955,806)

Basic loss per share attributable to common stock	$(0.38)	$(0.23)

Weighted average common shares outstanding, basic	18,251,905	12,819,332

Diluted loss per share attributable to common stock	$(0.38)	$(0.23)

Weighted average common shares outstanding, diluted	18,251,905	12,819,332

Comprehensive loss:
Net loss	$(7,009,445)	$(2,955,806)
Net unrealized gain on available-for-sale securities	$35,795	-

Comprehensive loss	$(6,973,650)	$(2,955,806)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ending March 31,
	2016	2015

Cash flows from operating activities:

Net loss	$(7,009,445)	$(2,955,806)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	6,654	4,303
Stock-based compensation expense	733,502	179,042
Accretion of premium on marketable investment securities	91,566	-

Changes in operating assets and liabilities:
Accrued interest income	(15,303)	-
Prepaid and other current assets	81,303	43,450
Accounts payable	570,093	73,252
Accrued expenses	(968,190)	(369,479)
Income taxes payable	700	-

Cash used in operating activities	(6,509,120)	(3,025,238)

Cash flows from investing activities:

Purchases of property and equipment	(39,202)	(13,230)
Purchases of marketable investment securities	(3,178,734)	-
Maturities of marketable investment securities	3,800,000	-

Cash provided by (used in) investing activities	582,064	(13,230)

Cash flows from financing activities:

Proceeds from stock option exercises	34,249	136,869
Cash provided by financing activities	34,249	136,869

Net decrease in cash and cash equivalents	(5,892,807)	(2,901,599)

Cash and cash equivalents at beginning of period	20,007,659	27,666,055

Cash and cash equivalents at end of period	$14,114,852	$24,764,456

Supplemental disclosure of cash flow information:

Net unrealized gain on available-for-sale securities	$35,795	$-
Cash paid for income taxes	-	200

See accompanying notes to unaudited consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2016.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2015.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three months ended March 31, 2016 and 2015 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, unvested restricted stock units and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Basic loss per share attributable to common stock:
Numerator
Net loss	$(7,009,445)	$(2,955,806)

Denominator
Weighted avg. common shares outstanding	18,251,905	12,819,332

Basic loss per share attributable to common stock	$(0.38)	$(0.23)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(7,009,445)	$(2,955,806)
Denominator
Weighted avg. common shares outstanding	18,251,905	12,819,332

Diluted loss per share attributable to common stock	$(0.38)	$(0.23)

The computation of diluted loss per share for the three months ended March 31, 2016 and 2015 does not include the following stock options, unvested restricted stock, and warrants to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	March 31,
	2016	2015
Stock options	2,251,107	1,480,029
Unvested restricted stock	2,000	6,000
Warrants	-	20,467

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2016 and December 31, 2015 were as follows:

March 31, 2016	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government notes	$3,978,552	$1,965	$-	$3,980,517
Corporate bonds and notes	20,116,936	7,665	(6,735)	20,117,866

	$24,095,488	$9,630	$(6,735)	$24,098,383

December 31, 2015	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government notes	$802,862	$-	$(750)	$802,112
Corporate bonds and notes	24,005,458	594	(32,744)	23,973,308

	$24,808,320	$594	$(33,494)	$24,775,420

Maturities of debt securities classified as available-for-sale securities at March 31, 2016 are as follows:

March 31, 2016	Amortized Cost	Aggregate fair value
Due within one year	$24,095,488	$24,098,383
Due after one year through five years	-	-
Due after five years	-	-
	$24,095,488	$24,098,383

There were no sales of marketable investment securities during the three months ended March 31, 2016 and therefore no realized gains or losses. Additionally, $3.8 million of marketable investment securities matured during the three months ended March 31, 2016. The Company determined there were no other-than-temporary impairments for the three month period ended March 31, 2016. The Company held no marketable investment securities during the three months ended March 31, 2015.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

		Fair value measurements at reporting date using
	March 31, 2016	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$867,995	$68,206	$799,789	$-

Government notes	3,980,517	3,980,517	-	-

Corporate bonds and notes	20,117,866	-	20,117,866	-

	$24,966,378	$4,048,723	$20,917,655	$-

		Fair value measurements at reporting date using
	December 31, 2015	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$127,905	$127,905	$-	$-

Government notes	802,112	802,112	-	-

Corporate bonds and notes	23,973,308	-	23,973,308	-

	$24,903,325	$930,017	$23,973,308	$-

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly rated money market funds and commercial paper with original maturities to the Company of three months or less, and are purchased daily at par value with specified yield rates. Cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets.

Government notes: The Company uses a third-party pricing service to value these investments. The pricing service utilizes quoted market prices in active markets for identical assets and reportable trades.

Corporate bonds and notes: The Company uses a third-party pricing service to value these investments. The pricing service utilizes reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the three months ended March 31, 2016.

(5)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At March 31, 2016 and December 31, 2015, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(6)	Collaborative Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three months ended March 31, 2016 and 2015.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $1.8 million and $1.4 million for the three months ended March 31, 2016 and 2015 under these agreements and has recorded these expenses in research and development expenses.

(7)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2016 are:

Operating
leases
Year ending December 31:
2016	283,961
2017	387,119
2018	58,903

Total minimum lease payments	$729,983

The Company’s rent expense was $95,000 and $73,000 for the three months ended March 31, 2016 and 2015.

(8)	Stockholders’ Equity

(a)	Issuance of Common Stock

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

(c)	Share-Based Payments

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $734,000 and $179,000 for the three months ended March 31, 2016 and 2015, allocated as follows:

	Three Months Ended March 31,
	2016	2015

Research and development	$184,424	$66,962
General and administrative	549,078	112,080

	$733,502	$179,042

The Company issued 547,000 stock options during the three months ended March 31, 2016 and did not issue any stock options during the three months ended March 31, 2015.

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

For options granted during the three months ended March 31, 2016, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

2016
Expected term	5.85 years
Risk-free interest rate	1.73%
Expected dividend yield	0.00%
Expected volatility	82.70%

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

As of March 31, 2016, there was $6.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the three months ended March 31, 2016 was approximately $8.51 per share.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. In January 2011, the board of directors adopted the 2011 Plan that provides for the granting of nonqualified and incentive stock options, restricted stock units and restricted stock. The 2011 Plan assumed all of the obligations, which existed under the previous 2000 Stock Option Plan. Under the 2011 Plan, the Company has granted nonqualified and incentive stock options for the purchase of common stock to directors, employees and nonemployees providing services to the Company. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 1,271,906 shares are authorized for issuance under the 2014 Plan, with 193,687 shares remaining available for grant as of March 31, 2016.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2015	1,722,552	$5.21
Options granted	547,000	12.18
Options exercised	(5,445)	6.29
Options forfeited	(13,000)	10.67
Options cancelled	-	-
Balance at March 31, 2016	2,251,107	6.87

Options exercisable at March 31, 2016	1,273,319	3.83

The following table summarizes information about stock options outstanding and exercisable at March 31, 2016:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,251,107	7.02	$6.87	$8,911,718	1,273,319	5.17	$3.83	$8,043,843

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $22,000 and $192,000. There were 5,445 and 48,708 stock options exercised during the three months ended March 31, 2016 and 2015.

(e)	Restricted Common Stock

A summary of restricted common stock activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2015	3,000
Granted	-
Vested	(1,000)
Cancelled	-
Balance at March 31, 2016	2,000

(f)	Warrants

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

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at March 31, 2016 as the Company does not consider any contingency to be probable nor estimable. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015 and again on January 23, 2016 to continue providing services for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements for the three months ended March 31, 2016 and 2015. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(11)	Accounting Pronouncements Not Yet Adopted

In, March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard becomes effective for the Company beginning in the first quarter of our fiscal year ended December 31, 2017. This pronouncement is effective for the Company on July 1, 2017, and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements and the timing of adoption.

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 provides guidance regarding management’s responsibility to evaluate whether there exists substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. The Company does not believe this pronouncement will have a material effect on the Company's financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2015-10, ASU 2015-08). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company in the first quarter of our fiscal year ending December 31, 2018. Early adoption is permitted, but not earlier than the first quarter of the Company's fiscal year ending December 31, 2017. The ASU allows for either full retrospective or modified retrospective adoption. The Company has not yet selected a transition method, and the Company is currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 10, 2016 as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 10, 2016. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, TLANDO, is an oral testosterone replacement therapy (“TRT”) designed for twice-a-day dosing, that is currently under review with the U.S. Food and Drug Administration ("FDA") after completing Phase 3 testing. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product targeted for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, and is currently in Phase 1 testing.

To date, we have funded our operations primarily through the sale of equity securities and convertible debt and through up-front payments, research funding and milestone payments from our license and collaboration arrangements. We have not generated any revenues from product sales and we do not expect to generate revenue from product sales unless and until we obtain regulatory approval of TLANDO or other products.

We have incurred losses in most years since our inception. As of March 31, 2016, we had an accumulated deficit of $93.5 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $7.0 million for the three months ended March 31, 2016, compared to $3.0 million for the three months ended March 31, 2015. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. In the near term, we anticipate that our expenses will increase as we:

•	prepare for commercial manufacturing for TLANDO; ;

•	conduct market research, market analytics and other sales and marketing activities in preparation for the commercial launch of TLANDO;

•	conduct further development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

To fund future long-term operations we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, regulatory development requirements related to TLANDO and our other development programs, potential new development programs, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

Our Product Candidates

Our current portfolio, shown below, includes our lead product candidate, TLANDO, a twice daily oral testosterone replacement therapy, that is currently under review with the FDA. Additionally, we are in the process of establishing our pipeline of other clinical candidates including a next generation once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)
Men’s Health

TLANDO	Testosterone Replacement	Under FDA Review	Prescription Drug User Fee Act Date (June 28, 2016) File NDA in Canada (2H 2016)

LPCN 1111	Testosterone Replacement	Phase 2	Expected top-line results from Phase 2b PK dose finding study (3Q 2016)

Women’s Health

LPCN 1107	Prevention of Preterm Birth	Phase 1	Request End-of-Phase 2 meeting with the FDA (2Q 2016)

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

TLANDO: An Oral Product Candidate for Testosterone Replacement Therapy

Our lead product, TLANDO, is an oral formulation of the chemical testosterone undecanoate ("TU"), an eleven carbon side chain attached to testosterone. TU is an ester prodrug of testosterone. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, testosterone is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and TU has received regulatory approval in the United States for delivery via intra-muscular injection. We are using our Lip’ral technology to facilitate steady gastrointestinal solubilization and absorption of TU for twice daily oral dosing of TU. Proof of concept was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc. ("Solvay") which was then acquired by Abbott Products, Inc. ("Abbott"). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

Results From SOAR

We have completed our Study of Oral Androgen Replacement ("SOAR") pivotal Phase 3 clinical study evaluating efficacy and safety of TLANDO and have received efficacy results and 52-week safety results. SOAR was a randomized, open-label, parallel-group, active-controlled, Phase 3 clinical study of LPCN-1021 in hypogonadal males with low testosterone (< 300 ng/dL). In total, 315 subjects at 40 active sites were assigned, such that 210 were randomized to TLANDO and 105 were randomized to the active control, Androgel 1.62%®, for 52 weeks of treatment. The active control is included for safety assessment. TLANDO subjects were started at 225 mg TU (equivalent to ~ 142 mg of T) twice daily (“BID”) with a standard meal and then dose titrated, if needed, up to 300 mg TU BID or down to 150 mg TU BID based on serum testosterone measured at weeks 3 and 7. The mean age of the subjects in the trial was ~53 yrs with ~91% of the patients < 65 yrs of age.

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

Efficacy

The primary efficacy end point is the percentage of subjects with an average 24-hour serum testosterone concentration (“Cavg”) within the normal range, which is defined as 300-1140 ng/dL, after 13 weeks of treatment. The FDA guidelines for primary efficacy success is that at least 75% of the subjects on active treatment achieve a testosterone Cavg within the normal range; and the lower bound of the 95% confidence interval (“CI”) must be greater than or equal to 65%.

TLANDO met the FDA primary efficacy guideline. In the EPS analysis, 87% of the subjects on active treatment achieved testosterone Cavg within the normal range with lower bound CI of 82%. Additionally, sensitivity analysis using the FAS and SS reaffirmed the finding that TLANDO met the FDA primary efficacy guideline as 87% and 80%, respectively, of the subjects on active treatment achieved testosterone Cavg within the normal range with lower bound CI of 82% and 74%, respectively.

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

Safety

The safety component of the SOAR trial was completed the last week of April 2015. The safety extension phase was designed to assess safety based on information such as metabolites, biomarkers, laboratory values, serious adverse events ("SAEs") and AE, with subjects on their stable dose regimen in both the treatment arm and the active control arm. TLANDO treatment was well tolerated in that there were no hepatic, cardiac or drug related SAEs.

TLANDO safety highlights include:

•	TLANDO was well tolerated during 52 weeks of dosing;
•	Overall AE profile for TLANDO was comparable to the active control;
•	Cardiac AE profiles were consistent between treatment groups and none of the observed cardiac AEs occurred in greater than 1.0% of the subjects in the TLANDO arm and none were classified as severe; and
•	All observed adverse drug reactions (“ADRs”) were classified as mild or moderate in severity and no serious ADRs occurred during the 52-week treatment period.

We also completed our labeling "food effect" study in May 2015. Results from the labeling "food effect" study indicate that bioavailability of testosterone from TLANDO is not affected by changes in meal fat content. The results demonstrate comparable testosterone levels between the standard fat meal (similar to the meal instruction provided in the Phase 3 clinical study) and both the low and high fat meals. The labeling “food effect” study was conducted per the FDA requirement and we submitted preliminary results from this study to the FDA in the second quarter of 2015 prior to submitting the NDA. Based on our pre-NDA meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to the potential approval of our NDA for TLANDO. We may, however, be required to conduct a heart attack and stroke risk study on our own or with a consortium of sponsors that have an approved TRT product subsequent to the potential approval of TLANDO.

The FDA accepted our NDA in October 2015 and has assigned a Prescription Drug User Fee Act ("PDUFA") goal date of June 28, 2016 for completion of the review. Additionally, the 74-day filing communication letter did not mention a need to convene an Advisory Committee for advice on the NDA for TLANDO. We also expect to file a New Drug Submission in Canada in the second half of 2016.

LPCN 1111: A Next-Generation Oral Product Candidate for TRT

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. We initiated a Phase 2b dose finding study in hypogonadal men in the fourth quarter of 2015 and anticipate top-line results from that study in the third quarter of 2016. The primary objectives of the Phase 2b clinical study are to determine the optimal dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses of LPCN 1111 in hypogonadal men. The Phase 2b clinical study is an open label, two-period, multiple dose PK study in 36 hypogonadal males. The 2b clinical study has three dose levels of LPCN 1111 in Period 1 and two dose levels of LPCN 1111 in Period 2 in which 12 subjects at each dose level will receive treatment for 14 days. In October 2014, we successfully completed a Phase 2a proof-of-concept study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. These subjects had serum total testosterone < 300 ng/dL based on two blood draws on two separate days. Subjects received doses of LPCN 1111 as a single dose of 330 mg, 550 mg, 770 mg, followed by once daily administration of 550 mg for 28 days in 10 subjects, and once daily administration of 770 mg for 28 days in eight subjects. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with LPCN 1111 in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28-day dosing period on multi-dose exposure. Overall, LPCN 1111 was well tolerated with no serious AE

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the reduction of risk of preterm birth in women with a prior history of at least one preterm birth. We have successfully completed a multi-dose PK dose selection study in pregnant women. The objective of the multi-dose PK selection study was to assess HPC blood levels in order to identify the appropriate LPCN 1107 Phase 3 dose. The multi-dose PK dose selection study was an open-label, four-period, four-treatment, randomized, single and multiple dose, PK study in pregnant women of three dose levels of LPCN 1107 and the injectable HPC (Makena®). The study enrolled 12 healthy pregnant women (average age of 27 years) with a gestational age of approximately 16 to 19 weeks. Subjects received three dose levels of LPCN 1107 (400 mg BID, 600 mg BID, or 800 mg BID) in a randomized, crossover manner during the first three treatment periods and then received five weekly injections of HPC during the fourth treatment period. During each of the LPCN 1107 treatment periods, subjects received a single dose of LPCN 1107 on Day 1 followed by twice daily administration from Day 2 to Day 8. Following completion of the three LPCN 1107 treatment periods and a washout period, all subjects received five weekly injections of HPC. Results from this study demonstrated that average steady state HPC levels (Cavg0-24) were comparable or higher for all three LPCN 1107 doses than for injectable HPC. Additionally, HPC levels as a function of daily dose were linear for the three LPCN 1107 doses. Also unlike the injectable HPC, steady state exposure was achieved for all three LPCN 1107 doses within seven days. The approved HPC injectable product is a single fixed dose product that does not allow for dose adjustments. We have also successfully completed a proof-of-concept Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015 and a proof-of-concept Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. These studies were designed to determine the PK and bioavailability of LPCN 1107 relative to an intramuscular ("IM") HPC, as well as safety and tolerability. A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population may not be required prior to entering into Phase 3. Therefore; based on the results of our multi-dose PK study results we plan to request an End-of-Phase 2 meeting with the FDA in the second quarter of 2016 to agree on a Phase 3 development plan for LPCN 1107. There are multiple potential development plans for LPCN 1107 with no assurances which, if any, will be acceptable to the FDA. Each potential development plan has a different timeline, cost and risk profile.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through March 31, 2016, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $80.8 million in research and development expenses through March 31, 2016.

We expect to incur approximately $3.7 million in additional research and developments costs for TLANDO as we respond to FDA questions during the review of our NDA for TLANDO and as we manufacture launch supplies in advance of our NDA approval. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

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

We also expect to incur significant manufacturing costs to prepare validation batches of finished product and launch supplies for TLANDO prior to potential NDA approval, which will be significant. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

•	our dependence on third-party manufacturers for the production of clinical trial materials and satisfactory finished product for registration;

•	the outcome of regulatory reviews for TLANDO;

•	the potential for future license or co-promote arrangements for TLANDO, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our future plans and capital requirements; and

•	the effect on our product development activities of action taken by the FDA or other regulatory authorities.

A change of outcome for any of these variables with respect to the development of TLANDO could mean a significant change in the costs and timing associated with these efforts.

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

Summary of Research and Development Expense

We are conducting on-going clinical trials with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2016	2015
External service provider costs:
TLANDO	$898,087	$1,246,205
LPCN 1111	741,399	87,605
LPCN 1107	148,490	27,425
Other product candidates	7,500	7,500
Total external service provider costs	1,795,476	1,368,735
Internal personnel costs	733,503	429,761
Other research and development costs	144,412	120,199
Total research and development	$2,673,391	$1,918,695

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, marketing, sales and support functions. Other general and administrative expenses include rent and utilities, travel expenses, professional fees for auditing, tax and legal services, market research and market analytics .

They also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

We expect that general and administrative expenses will increase materially as we mature as a public company. These increases will likely include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems and other costs. In addition, as our NDA is under review for TLANDO, we expect general and administrative expenses to increase as we incur pre-commercialization costs and, potentially, commercialization activities if our product candidates receive approval by the FDA including further market research, market analytics and other sales and marketing activities.

Other Income, Net

Other income, net consists primarily of interest earned on our cash, cash equivalents and marketable investment securities.

Results of Operations

Comparison of the Three Months Ended March 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Variance
Research and development expenses	$2,673,391	$1,918,695	754,696
General and administrative expenses	4,397,013	1,055,544	3,341,469
Other income, net	61,659	18,633	43,026
Income tax expense	(700)	(200)	(500)

Research and Development Expenses

The increase in research and development expenses in the three months ended March 31, 2016 was primarily due to an increase in technical batch manufacturing costs for TLANDO of $804,000 and increased personnel costs of $304,000 partially offset by a decrease in contract research organization and consultants costs of $377,000.

General and Administrative Expenses

The increase in general and administrative expenses in the three months ended March 31, 2016 was primarily due to an increase of $1.4 million for business development, market research and pre-commercialization activities related to TLANDO and an increase of $1.3 in personnel costs. The remaining increase in 2016 of $641,000 was primarily due to a higher allocation of overhead expense for general and administrative personnel relative to research and development personnel, increased costs for patent litigation and the opening of an administrative office in New Jersey.

Other Income, Net

The increase in other income, net, primarily reflects increased interest earned on average higher balances in cash, cash equivalents and marketable investment securities in 2016 as compared to 2015.

Income tax expense

The increase in income tax expense is for minimum income tax in New Jersey.

 Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance our lead product candidate, TLANDO, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts.

As of March 31, 2016, we had $38.2 million of cash, cash equivalents and marketable investment securities compared to $44.8 million at December 31, 2015. We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements beyond December 31, 2016, we may need to raise additional capital at some point, either before or after December 31, 2016, to support our operations, long-term research and development and commercialization of our product candidates if they receive approval from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and pre-commercialization sooner than planned. We may consume our capital resources more rapidly if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if our product candidates receive approval from the FDA. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and, if they receive approval by the FDA, commercialization of our product candidates and our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical studies and ongoing development and pre-commercialization efforts. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

Funding may not be available to us on acceptable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

	Three Months Ended March 31,
	2016	2015
Cash used in operating activities	$(6,509,120)	$(3,025,238)
Cash used in investing activities	582,064	(13,230)
Cash provided by financing activities	34,249	136,869

Operating Activities

Cash used in operating activities was $6.5 million for the three months ended March 31, 2016, and $3.0 million for the three months ended March 31, 2015, an increase of $3.5 million. Included in the increase was a $3.8 million increase in net loss and a $599,000 increase in accrued expenses. These changes were partially offset by a $497,000 increase in accounts payable, a $554,0000 increase in stock-based compensation and a $92,000 increase in accretion of premium on marketable investment securities.

Investing Activities

Investing activities consist primarily of purchases of marketable investment securities and property and equipment. We purchased $3.2 million of marketable investment securities in the three months ended March 31, 2016 and none during the three months ended March 31, 2015. Additionally, marketable investment securities of $3.8 million matured during the three months ended March 31, 2016 compared to none maturing during the three months ended March 31, 2015. We acquired $39,000 of property and equipment during the three months ended March 31, 2016 compared to $13,000 during the three months ended March 31, 2015.

Financing Activities

Financing activities consist primarily of proceeds from the exercise of stock options Cash provided by financing activities was $34,000 and $137,000, respectively, during the three months ended March 31, 2016 and 2015.

Contractual Commitments and Contingencies

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On May 6, 2014, we modified and extended the lease through February 28, 2018. Our remaining commitment through 2018 under this lease is $576,000. Additionally, on December 28, 2015, we entered into an agreement to lease office space in Lawrenceville, New Jersey which has an occupancy date of February 1, 2016 and an end date of January 31, 2018. Our remaining commitment through 2018 under this lease is $154,000.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 10, 2016.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of March 31, 2016.

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

On May 15, 2015, we filed a patent application with U.S. Patent and Trademark Office ("PTO"), and our application requests that the PTO declare an interference between our patent application and Clarus Therapeutics’ U.S. Patent No. 8,828,428 (“the ‘428 patent”).  In the request for an interference, known as a "Suggestion of Interference", we asked the PTO for a determination that our pending patent application has priority over Clarus’ patent, and that the U.S. Patent Office should instead grant a patent to us. In this case we have asserted that we are the senior party, and thus entitled to priority over the Clarus’ 428 patent. Pursuant to Lipocine's request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus '428 patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the Senior Party in the interference, by virtue of its earlier accorded benefit date, and Clarus was declared the Junior Party. As Senior Party, Lipocine has certain procedural benefits. The claimed invention relates to an orally delivered testosterone undecanoate composition. Preliminary motions were filed by March 4, 2016, oppositions to those motions are due by May 9, 2016, and replies are due by June 20, 2016. Oral argument is scheduled for September 9, 2016.

On November 2, 2015, Clarus filed a complaint against us in the United States District Court for the District of Delaware alleging that TLANDO will infringe the Clarus’ 428 patent, and the complaint seeks damages, declaratory and injunctive relief.  We intend to vigorously defend against these allegations and on January 5, 2016 we filed a motion to dismiss this complaint with the court.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016, the risk factors discussed in Part II, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We will need to grow our company, and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2016, we had only 25 employees, and we currently expect to experience significant growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of TLANDO. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

RISKS RELATING TO OUR FINANCIAL POSITION AND CAPITAL REQUIREMENTS

We have incurred significant operating losses in most years since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of March 31, 2016, we had an accumulated deficit of $93.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our NDA review of TLANDOand outsourced manufacturing expenses and other clinical trials associated with LPCN 1111 and LPCN 1107. In addition, if we obtain marketing approval for TLANDO, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future as we advance our lead product candidate, TLANDO, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Lipocine Inc.
(Registrant)

Dated: May 9, 2016	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2016	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.1*†	Manufacturing Agreement, dated March 3, 2016, by and between Lipocine Inc. and Encap Drug Delivery

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Confidential treatment has been requested with respect to certain provisions of this exhibit

(1)

This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

