Form 10-Q
period 2016-06-30
Lipocine Inc.
filed 2016-08-09
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2016

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

Outstanding Shares

As of August 9, 2016, the registrant had 18,258,901 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$12,373,115	$20,007,659
Marketable investment securities	20,565,077	24,375,168
Accrued interest income	104,902	144,536
Prepaid and other current assets	154,030	350,160
Total current assets	33,197,124	44,877,523

Property and equipment, net of accumulated depreciation of $1,076,238 and $1,060,750, respectively	119,912	75,750
Long-term marketable investment securities	-	400,252
Other assets	30,753	23,753
Total assets	$33,347,789	$45,377,278

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$989,026	$507,067
Accrued expenses	1,595,538	2,884,794
Total current liabilities	2,584,564	3,391,861
Total liabilities	2,584,564	3,391,861

Commitments and contingencies (notes 7 and 9)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 18,257,901 and 18,250,456 issued and 18,252,191 and 18,244,746 outstanding	1,825	1,825
Additional paid-in capital	130,011,177	128,502,659
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive income (loss)	5,946	(32,900)
Accumulated deficit	(99,215,011)	(86,445,455)

Total stockholders' equity	30,763,225	41,985,417

Total liabilities and stockholders' equity	$33,347,789	$45,377,278

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$2,567,701	$3,161,908	$5,241,092	$5,080,603
General and administrative	3,247,419	1,115,835	7,644,432	2,171,379
Total operating expenses	5,815,120	4,277,743	12,885,524	7,251,982
Operating loss	(5,815,120)	(4,277,743)	(12,885,524)	(7,251,982)
Other income, net	55,009	31,297	116,668	49,930
Loss before income tax expense	(5,760,111)	(4,246,446)	(12,768,856)	(7,202,052)
Income tax expense	-	-	(700)	(200)
Net loss	$(5,760,111)	$(4,246,446)	$(12,769,556)	$(7,202,252)

Basic loss per share attributable to common stock	$(0.32)	$(0.26)	$(0.70)	$(0.49)

Weighted average common shares outstanding, basic	18,251,683	16,496,239	18,251,794	14,667,943

Diluted loss per share attributable to common stock	$(0.32)	$(0.26)	$(0.70)	$(0.49)

Weighted average common shares outstanding, diluted	18,251,683	16,496,239	18,251,794	14,667,943

Comprehensive loss:
Net loss	$(5,760,111)	$(4,246,446)	$(12,769,556)	$(7,202,252)
Net unrealized gain (loss) on available-for-sale securities	3,051	(10,085)	38,846	(10,085)
Comprehensive loss	$(5,757,060)	$(4,256,531)	$(12,730,710)	$(7,212,337)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ending June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(12,769,556)	$(7,202,252)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	15,488	8,717
Stock-based compensation expense	1,474,269	387,779
Accretion of premium on marketable investment securities	165,994	754
Changes in operating assets and liabilities:
Accrued interest income	39,634	(99,451)
Prepaid and other current assets	196,130	48,637
Accounts payable	481,959	30,104
Accrued expenses	(1,289,256)	(61,068)
Cash used in operating activities	(11,685,338)	(6,886,780)

Cash flows from investing activities:
Purchases of property and equipment	(59,650)	(14,779)
Purchases of marketable investment securities	(3,976,805)	(15,125,944)
Maturities of marketable investment securities	8,060,000	-
Payment of rental deposit	(7,000)	-
Cash provided by (used in) investing activities	4,016,545	(15,140,723)

Cash flows from financing activities:
Proceeds from stock option exercises	34,249	156,961
Net proceeds from common stock offering	-	32,501,750
Cash provided by financing activities	34,249	32,658,711

Net increase (decrease) in cash and cash equivalents	(7,634,544)	10,631,208

Cash and cash equivalents at beginning of period	20,007,659	27,666,055
Cash and cash equivalents at end of period	$12,373,115	$38,297,263

Supplemental disclosure of cash flow information:
Accrued common stock offering costs	$-	$62,437
Net unrealized gain (loss) on available-for-sale securities	38,846	(10,085)
Cash paid for income taxes	700	200

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2016.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2015.

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions relating to reporting of the assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates.

(2)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three and six months ended June 30, 2016 and 2015 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, unvested restricted stock units and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic loss per share attributable to common stock:
Numerator
Net loss	$(5,760,111)	$(4,246,446)	$(12,769,556)	$(7,202,252)

Denominator
Weighted avg. common shares outstanding	18,251,683	16,496,239	18,251,794	14,667,943

Basic loss per share attributable to common stock	$(0.32)	$(0.26)	$(0.70)	$(0.49)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(5,760,111)	$(4,246,446)	$(12,769,556)	$(7,202,252)
Denominator
Weighted avg. common shares outstanding	18,251,683	16,496,239	18,251,794	14,667,943

Diluted loss per share attributable to common stock	$(0.32)	$(0.26)	$(0.70)	$(0.49)

The computation of diluted loss per share for the three and six months ended June 30, 2016 and 2015 does not include the following stock options, unvested restricted stock, and warrants to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	June 30,
	2016	2015
Stock options	2,292,107	1,660,823
Unvested restricted stock	1,000	5,000
Warrants	-	20,467

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2016 and December 31, 2015 were as follows:

June 30, 2016	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government notes	$3,567,874	$3,803	$-	$3,571,677
Corporate bonds and notes	16,991,257	3,363	(1,220)	16,993,400

	$20,559,131	$7,166	$(1,220)	$20,565,077

December 31, 2015	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government notes	$802,862	$-	$(750)	$802,112
Corporate bonds and notes	24,005,458	594	(32,744)	23,973,308

	$24,808,320	$594	$(33,494)	$24,775,420

Maturities of debt securities classified as available-for-sale securities at June 30, 2016 are as follows:

June 30, 2016	Amortized Cost	Aggregate fair value
Due within one year	$20,559,131	$20,565,077
Due after one year through five years	-	-
Due after five years	-	-
	$20,559,131	$20,565,077

There were no sales of marketable investment securities during the three and six months ended June 30, 2016 and 2015 and therefore no realized gains or losses. Additionally, $8.1 million and zero of marketable investment securities matured during the six months ended June 30, 2016 and 2015, respectively. The Company determined there were no other-than-temporary impairments for the three and six month periods ended June 30, 2016 and 2015.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

		Fair value measurements at reporting date using
	June 30, 2016	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,500,555	$4,500,555	$-	$-

Government notes	3,571,677	3,571,677	-	-

Corporate bonds and notes	16,993,400	-	16,993,400	-

	$25,065,632	$8,072,232	$16,993,400	$-

		Fair value measurements at reporting date using
	December 31, 2015	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$127,905	$127,905	$-	$-

Government notes	802,112	802,112	-	-

Corporate bonds and notes	23,973,308	-	23,973,308	-

	$24,903,325	$930,017	$23,973,308	$-

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly rated money market funds and commercial paper with original maturities to the Company of three months or less, and are purchased daily at par value with specified yield rates. Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets.

Government notes: The Company uses a third-party pricing service to value these investments. The pricing service utilizes quoted market prices in active markets for identical assets and reportable trades.

Corporate bonds and notes: The Company uses a third-party pricing service to value these investments. The pricing service utilizes broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the six months ended June 30, 2016.

(5)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At June 30, 2016 and December 31, 2015, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(6)	Collaborative Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for LPCN 1021. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three and six months ended June 30, 2016 and 2015.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $1.9 million and $2.6 million for the three months ended June 30, 2016 and 2015, and $3.7 million and $3.9 million for the six months ended June 30, 2016 and 2015 under these agreements and has recorded these expenses in research and development expenses.

(7)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2016 are:

Operating
leases
Year ending December 31:
2016	189,550
2017	387,119
2018	58,903

Total minimum lease payments	$635,572

The Company’s rent expense was $88,000 and $73,000 for the three months ended June 30, 2016 and 2015 and $184,000 and $147,000 for the six months ended June 30, 2016 and 2015.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $741,000 and $209,000 for the three months ended June 30, 2016 and 2015 and $1,474,000 and $388,000 for the six months ended June 30, 2016 and 2015, allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Research and development	$144,875	$40,852	$329,299	$107,544
General and administrative	595,892	168,155	1,144,970	280,235

	$740,767	$209,007	$1,474,269	$387,779

The Company issued 55,000 and 188,500 stock options during the three months ended June 30, 2016 and 2015 and 602,000 and 188,500 stock options during the six months ended June 30, 2016 and 2015.

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

For options granted during the six months ended June 30, 2016 and 2015, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2016		2015
Expected term	5.83	years	5.70	years
Risk-free interest rate	1.68%		1.66%
Expected dividend yield	—		—
Expected volatility	82.33%		80.95%

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

As of June 30, 2016, there was $5.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the six months ended June 30, 2016 and 2015 was approximately $8.29 per share and $5.06 per share, respectively.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. In January 2011, the board of directors adopted the 2011 Plan that provides for the granting of nonqualified and incentive stock options, restricted stock units and restricted stock. The 2011 Plan assumed all of the obligations, which existed under the previous 2000 Stock Option Plan. Under the 2011 Plan, the Company has granted nonqualified and incentive stock options for the purchase of common stock to directors, employees and nonemployees providing services to the Company. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 2,471,906 shares are authorized for issuance under the 2014 Plan, with 1,352,687 shares remaining available for grant as of June 30, 2016.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2015	1,722,552	$5.21
Options granted	602,000	11.90
Options exercised	(5,445)	6.29
Options forfeited	(27,000)	11.34
Options cancelled	-	-
Balance at June 30, 2016	2,292,107	6.89

Options exercisable at June 30, 2016	1,416,705	4.20

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,292,107	6.83	$6.89	$233,577	1,416,705	5.31	$4.20	$233,577

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $22,000 and $230,000. There were 5,445 and 55,858 stock options exercised during the six months ended June 30, 2016 and 2015.

(e)	Restricted Common Stock

A summary of restricted common stock activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2015	3,000
Granted	-
Vested	(2,000)
Cancelled	-
Balance at June 30, 2016	1,000

(f)	Warrants

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

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at June 30, 2016 as the Company does not consider any contingency to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016 and again on July 23, 2016 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company received reimbursements of $3,100 and $0 for the three months ended June 30, 2016 and 2015, respectively, and received reimbursements of $3,100 and $0 for the six months ended June 30, 2016 and 2015. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(11)	Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements and the timing of adoption.

In, March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard becomes effective for the Company beginning in the first quarter of our fiscal year ended December 31, 2017, and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements and the timing of adoption.

In February 2016, FASB issued ASU 2016-02, Leases, which provides new guidance for lease accounting including recognizing most leases on-balance sheet. The standard becomes effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-10, ASU 2016-08, ASU 2016-12). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company in the first quarter of our fiscal year ending December 31, 2018. Early adoption is permitted, but not earlier than the first quarter of the Company's fiscal year ending December 31, 2017. The ASU allows for either full retrospective or modified retrospective adoption. The Company has not yet selected a transition method, and the Company is currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

(12)	Subsequent Events

On July 13, 2016, the Board of Directors of the Company approved a restructuring and reduction in force plan of eight employees, constituting approximately 33% of the Company’s workforce.

The Company estimates it will incur approximately $370,000 of cash expenditures, substantially all of which will be severance costs. Total restructuring expenses are estimated at $135,000, which is lower than cash restructuring costs due to a credit related to non-cash stock-based compensation expenses reversals for unvested stock awards. The Company expects to recognize most of these restructuring charges during the three months ended September 30, 2016.

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

Forward Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 9, 2016, or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 10, 2016. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, LPCN 1021, is an oral testosterone replacement therapy (“TRT”) designed for twice-a-day dosing, that received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration ("FDA") on June 28, 2016, after completing Phase 3 testing and filing an New Drug Application (“NDA”). We plan to request an End of Review meeting with the FDA in the third quarter of 2016 relating to the CRL for LPCN 1021. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product targeted for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, and is currently awaiting and End of Phase 2 meeting with the FDA.

Although we have completed our pivotal Phase 3 trial of LPCN 1021, approval from the FDA is not guaranteed as demonstrated in the receipt of the CRL. We may decide, or regulators may require us, to conduct additional studies or clinical trials, or even terminate further development. If the FDA denies or delays approval of LPCN 1021, our business would be materially and adversely harmed. If the FDA does approve LPCN 1021, but we are unsuccessful in commercializing LPCN 1021, our business will be materially and adversely harmed.

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

We have incurred losses in most years since our inception. As of June 30, 2016, we had an accumulated deficit of $99.2 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $12.8 million for the six months ended June 30, 2016, compared to $7.2 million for the six months ended June 30, 2015. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Through December 31, 2016, we anticipate that our expenses will decrease as compared with the three and six months ended June 30, 2016, as we:

•	prepare for the End of Review meeting with the FDA for LPCN 1021;

•	conduct further development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

To fund future long-term operations we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, regulatory requirements related to LPCN 1021 and our other development programs, potential new development programs, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

Our Product Candidates

Our current portfolio, shown below, includes our lead product candidate, LPCN 1021, a twice daily oral testosterone replacement therapy, that received a CRL from the FDA on June 28, 2016. Additionally, we are in the process of establishing our pipeline of other clinical candidates including a next generation once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)
Men’s Health
LPCN 1021	Testosterone Replacement	NDA submitted / Complete Response Letter received	Request End of Review meeting with the FDA (3Q 2016)

LPCN 1111	Testosterone Replacement	Phase 2	Expected top-line results from Phase 2b PK dose finding study (3Q 2016)
Women’s Health
LPCN 1107	Prevention of Preterm Birth	Phase 1	End-of-Phase 2 meeting with the FDA (3Q 2016)

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

We also completed our labeling "food effect" study in May 2015. Results from the labeling "food effect" study indicate that bioavailability of testosterone from LPCN 1021 is not affected by changes in meal fat content. The results demonstrate comparable testosterone levels between the standard fat meal (similar to the meal instruction provided in the Phase 3 clinical study) and both the low and high fat meals. The labeling “food effect” study was conducted per the FDA requirement and we submitted preliminary results from this study to the FDA in the second quarter of 2015 prior to submitting the NDA. Based on our pre-NDA meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to the potential approval of our NDA for LPCN 1021. We may, however, be required to conduct a heart attack and stroke risk study on our own or with a consortium of sponsors that have an approved TRT product subsequent to the potential approval of LPCN 1021.

The FDA accepted our NDA in October 2015 and assigned a Prescription Drug User Fee Act ("PDUFA") goal date of June 28, 2016 for completion of the review. On June 28, 2016, we received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. The FDA may require any or all of the following: the addition of labeling statements or other warnings or contraindications, require us to perform additional clinical trials or studies or provide additional information or take other steps in order to secure approval. There is no guarantee of approval of LPCN 1021, even if these additional activities are performed. The next step will be to request an End of Review meeting with the FDA to understand more fully the issues raised and to agree on a path forward to achieve approval of LPCN 1021. Prior to requesting this meeting, we plan to conduct additional reanalysis of existing data in an effort to identify a dosing algorithm for the label that will improve concordance between the titration scheme used in the Phase 3 trial and real-world clinical practice. We cannot give any assurance that this reanalysis will result in an outcome acceptable to the FDA. We plan to request the End of Review meeting with the FDA in the third quarter of 2016. Potential results of the End of Review meeting with the FDA include conducting additional studies and clinical trials, or even terminating further development.

LPCN 1111: A Next-Generation Oral Product Candidate for TRT

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. We initiated a Phase 2b dose finding study in hypogonadal men in the fourth quarter of 2015 and anticipate top-line results from that study in the third quarter of 2016. The primary objectives of the Phase 2b clinical study are to determine the optimal dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses of LPCN 1111 in hypogonadal men. The Phase 2b clinical study is an open label, two-period, multiple dose PK study in 36 hypogonadal males. The 2b clinical study has three dose levels of LPCN 1111 in Period 1 and two dose levels of LPCN 1111 in Period 2 in which 12 subjects at each dose level will receive treatment for 14 days. In October 2014, we successfully completed a Phase 2a proof-of-concept study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. These subjects had serum total testosterone < 300 ng/dL based on two blood draws on two separate days. Subjects received doses of LPCN 1111 as a single dose of 330 mg, 550 mg, 770 mg, followed by once daily administration of 550 mg for 28 days in 10 subjects, and once daily administration of 770 mg for 28 days in eight subjects. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with LPCN 1111 in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28-day dosing period on multi-dose exposure. Overall, LPCN 1111 was well tolerated with no serious AE.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the reduction of risk of preterm birth in women with a prior history of at least one preterm birth. We have successfully completed a multi-dose PK dose selection study in pregnant women. The objective of the multi-dose PK selection study was to assess HPC blood levels in order to identify the appropriate LPCN 1107 Phase 3 dose. The multi-dose PK dose selection study was an open-label, four-period, four-treatment, randomized, single and multiple dose, PK study in pregnant women of three dose levels of LPCN 1107 and the injectable HPC (Makena®). The study enrolled 12 healthy pregnant women (average age of 27 years) with a gestational age of approximately 16 to 19 weeks. Subjects received three dose levels of LPCN 1107 (400 mg BID, 600 mg BID, or 800 mg BID) in a randomized, crossover manner during the first three treatment periods and then received five weekly injections of HPC during the fourth treatment period. During each of the LPCN 1107 treatment periods, subjects received a single dose of LPCN 1107 on Day 1 followed by twice daily administration from Day 2 to Day 8. Following completion of the three LPCN 1107 treatment periods and a washout period, all subjects received five weekly injections of HPC. Results from this study demonstrated that average steady state HPC levels (Cavg0-24) were comparable or higher for all three LPCN 1107 doses than for injectable HPC. Additionally, HPC levels as a function of daily dose were linear for the three LPCN 1107 doses. Also unlike the injectable HPC, steady state exposure was achieved for all three LPCN 1107 doses within seven days. The approved HPC injectable product is a single fixed dose product that does not allow for dose adjustments. We have also successfully completed a proof-of-concept Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015 and a proof-of-concept Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. These studies were designed to determine the PK and bioavailability of LPCN 1107 relative to an intramuscular ("IM") HPC, as well as safety and tolerability. A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population may not be required prior to entering into Phase 3. Therefore; based on the results of our multi-dose PK study we have requested an End-of-Phase 2 meeting with the FDA which is scheduled for the third quarter of 2016 to agree on a Phase 3 development plan for LPCN 1107. There are multiple potential development plans for LPCN 1107 with no assurances which, if any, will be acceptable to the FDA. Each potential development plan has a different timeline, cost and risk profile.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through June 30, 2016, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $83.3 million in research and development expenses through June 30, 2016.

We expect to incur approximately $1.6 million in additional research and developments costs for LPCN 1021 as we analyze the FDA’s CRL and prepare for the End of Review meeting with the FDA and as we complete on-going manufacturing activities committed to prior to receiving the CRL. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

Approval, if ever, of LPCN 1021 may require additional clinical trials or non-clinical studies and will take longer and be more costly than originally estimated in light of the CRL. The cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the duration of subject follow-ups;

•	the length of time required to collect, analyze and report trial results;

•	the cost, timing and outcome of regulatory review; and

•	potential changes by the FDA in clinical trial and NDA filing requirements for testosterone replacement therapies.

We also incurred significant manufacturing costs to prepare launch supplies for LPCN 1021 prior to receiving the CRL, and expect to incur additional manufacturing costs related to LPCN 1021, which will be significant. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

•	the outcome of regulatory filings, reviews and actions for LPCN 1021

•	our dependence on third-party manufacturers for the production of clinical trial materials and satisfactory finished product for registration;

•	the potential for future license or co-promote arrangements for LPCN 1021, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our future plans and capital requirements; and

•	the effect on our product development activities of action taken by the FDA or other regulatory authorities.

A change of outcome for any of these variables with respect to the development of LPCN 1021 could mean a substantial change in the costs and timing associated with these efforts.

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
External service provider costs:
LPCN 1021	$1,110,300	$2,497,768	$2,008,387	$3,743,974
LPCN 1111	773,263	38,322	1,514,662	125,927
LPCN 1107	51,128	7,725	199,618	35,150
Other product candidates	7,500	7,500	15,000	15,000
Total external service provider costs	1,942,191	2,551,315	3,737,667	3,920,051
Internal personnel costs	480,202	506,145	1,213,705	935,906
Other research and development costs	145,308	104,448	289,720	224,646
Total research and development	$2,567,701	$3,161,908	$5,241,092	$5,080,603

We expect research and development expenses to continue to decrease in the future until we initiate additional clinical trials with any of our three product candidates.

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

We expect that general and administrative expenses will increase materially as we mature as a public company. These increases will likely include legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. However, these increases will be offset by decreases in general and administrative fees related to decreased marketing, sales and finance salaries and related expenses associated with a restructuring and reduction in force plan implemented in July 2016. Additionally, external spend on sales and marketing pre-commercialization activities will decrease until we receive clarity on the regulatory path forward with LPCN 1021.

Other Income, Net

Other income, net consists primarily of interest earned on our cash, cash equivalents and marketable investment securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	Variance
Research and development expenses	$2,567,701	$3,161,908	(594,207)
General and administrative expenses	3,247,419	1,115,835	2,131,584
Other income, net	55,009	31,297	23,712
Income tax expense	-	-	-

Research and Development Expenses

The decrease in research and development expenses in the three months ended June 30, 2016 was primarily due to decreased contract research organization and consultant costs of $1.6 million offset by an increase in validation batch manufacturing costs for LPCN 1021 of $1.0 million

General and Administrative Expenses

The increase in general and administrative expenses in the three months ended June 30, 2016 was primarily due to an increase of $747,000 for pre-commercialization marketing and sales activities related to LPCN 1021, an increase of $798,000 in personnel costs (including a $427,000 increase in stock-based compensation) and an increase of $413,000 for patent litigation costs.

Other Income, Net

The increase in other income, net, primarily reflects increased interest rates on average balances in cash, cash equivalents and marketable investment securities in 2016 as compared to 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015	Variance
Research and development expenses	5,241,092	5,080,603	160,489
General and administrative expenses	7,644,432	2,171,379	5,473,053
Other income, net	116,668	49,930	66,738
Income tax expense	(700)	(200)	(500)

Research and Development Expenses

The increase in research and development expenses in the six months ended June 30, 2016 was primarily due to an increase in validation batch manufacturing costs for LPCN 1021 of $1.8 million and increased personnel costs of $278,000 offset by a decrease in contract research organization and consultants costs of $1.9 million.

General and Administrative Expenses

The increase in general and administrative expenses in the six months ended June 30, 2016 was primarily due to an increase of $2.1 million for pre-commercialization marketing and sales activities related to LPCN 1021, an increase of $2.1 million in personnel costs (including an increase of $865,000 in stock-based compensation) and an increase of $839,000 for patent litigation costs.

Other Income, Net

The increase in other income, net, primarily reflects increased interest rates and higher average balances in cash, cash equivalents and marketable investment securities in 2016 as compared to 2015.

Income tax expense

The increase in income tax expense is for minimum income tax in New Jersey related to the opening of an office in Lawrence, New Jersey in January 2016.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance our lead product candidate, LPCN 1021, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts.

As of June 30, 2016, we had $32.9 million of cash, cash equivalents and marketable investment securities compared to $44.8 million at December 31, 2015. We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through June 30, 2017, we may need to raise additional capital at some point, either before or after June 30, 2017, to support our operations, long-term research and development and commercialization of our product candidates if they receive approval from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization sooner than planned depending on the outcome of our End of Review meeting with the FDA for LPCN 1021 and the requirements mandated by the FDA for approval of LPCN 1021. We may consume our capital resources more rapidly if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if our product candidates receive approval from the FDA. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and, if they receive approval by the FDA, commercialization of our product candidates and our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

•	the clinical development requirements, if any, or other requirements of the FDA related to approval of LPCN 1021;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•	the scope of clinical and other work required to obtain approval of LCPN 1021;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

We have substantial needs for capital. Financing may not be available to us on acceptable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. These arrangements may not be available to us or available on terms favorable to us. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

	Six months ended June 30,
	2016	2015
Cash used in operating activities	$(11,685,338)	$(6,886,780)
Cash provided by (used in) investing activities	4,016,545	(15,140,723)
Cash provided by financing activities	34,249	32,658,711

Operating Activities

Cash used in operating activities was $11.7 million for the six months ended June 30, 2016, and $6.9 million for the six months ended June 30, 2015, an increase of $4.8 million. Included in the increase was a $5.6 million increase in net loss and a $1.2 million decrease in accrued expenses. These changes were partially offset by a $452,000 increase in accounts payable, a $1.1 million increase in stock-based compensation, a $165,000 increase in accretion of premium on marketable investment securities, and a $148,000 decrease in prepaid and other current assets and a $139,000 decrease in accrued interest income.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable investment securities and purchases of property and equipment. We purchased $4.0 million of marketable investment securities in the six months ended June 30, 2016 and $15.1 million during the six months ended June 30, 2015. Additionally, marketable investment securities of $8.1 million matured during the six months ended June 30, 2016 compared to none maturing during the six months ended June 30, 2015. We acquired $60,000 of property and equipment during the six months ended June 30, 2016 compared to $15,000 during the six months ended June 30, 2015.

Financing Activities

Financing activities consist primarily of the receipt of net proceeds from the sale of common stock and proceeds from the exercise of stock options Cash provided by financing activities was $34,000 and $32.7 million, respectively, during the six months ended June 30, 2016 and 2015. During the six months ended June 30, 2016, we received $34,000 from the exercise of stock options. During the six months ended June 30, 2015, we received $32.5 million from the sale of common stock in an underwritten transaction in April 2015 and $157,000 from the exercise of stock options.

Contractual Commitments and Contingencies

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On May 6, 2014, we modified and extended the lease through February 28, 2018. Our remaining commitment through 2018 under this lease is $503,000. Additionally, on December 28, 2015, we entered into an agreement to lease office space in Lawrenceville, New Jersey which has an occupancy date of February 1, 2016 and an end date of January 31, 2018. Our remaining commitment through 2018 under this lease is $133,000.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 10, 2016.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of June 30, 2016.

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

On May 15, 2015, we filed a patent application with U.S. Patent and Trademark Office ("PTO"), and our application requests that the PTO declare an interference between our patent application and Clarus Therapeutics’ (“Clarus”) U.S. Patent No. 8,828,428 (“the Clarus 428 Patent”).  In the request for an interference, known as a "Suggestion of Interference", we asked the PTO for a determination that our pending patent application has priority over the Clarus 428 Patent, and that the PTO should instead grant a patent to us. In this case we have asserted that we are the senior party, and thus entitled to priority over the Clarus 428 Patent. Pursuant to Lipocine's request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the Senior Party in the interference, by virtue of its earlier accorded benefit date, and Clarus was declared the Junior Party. As Senior Party, Lipocine has certain procedural benefits. The claimed invention relates to an orally delivered testosterone undecanoate composition. Preliminary motions were filed by March 4, 2016, oppositions to Clarus’ motions were filed on May 20, 2016 and replies to Clarus’ oppositions of our preliminary motions were filed July 1, 2016. Oral argument is scheduled for September 9, 2016.

On November 2, 2015, Clarus filed a complaint against us in the United States District Court for the District of Delaware alleging that LPCN 1021 will infringe the Clarus 428 Patent, and the complaint seeks damages, declaratory and injunctive relief.  We intend to vigorously defend against these allegations and on January 5, 2016 we filed a motion to dismiss this complaint with the court. On June 27, 2016, the magistrate judge issued a report and recommendation to the District Judge denying our motion to dismiss. On July 14, 2016, we filed a motion objecting to the report and recommendation of the magistrate judge.

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. The lawsuits contain substantially identical allegations and allege that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for LPCN 1021 to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuits seek certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We believe that the claims in the lawsuits are without merit and will defend against them vigorously. We maintain insurance for claims of this nature, which management believes is adequate. Moreover, we believe, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on our financial position, although we will have to pay up to the insurance retention amount in connection with the lawsuit.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016, and the risk factors discussed in Part II, “Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 9, 2016, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016 and from our risk factors included in our Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 9, 2016:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We depend primarily on the success of our lead product candidate, LPCN 1021, which recently received a Complete Response Letter from the FDA and may not receive regulatory approval or be successfully commercialized.

LPCN 1021 is currently our only product candidate that has completed Phase 3 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization once approved. We submitted an NDA to the FDA but have not submitted comparable applications to other regulatory authorities. On June 29, 2016, we announced that we had received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. We do not control whether or when we may receive approval of LPCN 1021 from the FDA. We are not permitted to market LPCN 1021 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries.

Although we have completed our pivotal Phase 3 trial of LPCN 1021, approval from the FDA is not guaranteed as demonstrated in the receipt of the CRL. We may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or even terminate further development. If the FDA denies or delays approval of LPCN 1021, our business would be materially and adversely harmed. If the FDA does approve LPCN 1021, but we are unsuccessful in commercializing LPCN 1021, our business will be materially and adversely harmed.

Our success in obtaining regulatory approval to market LPCN 1021 in the U.S. or elsewhere depends on our ability to address any issues the FDA or foreign regulatory agencies may raise, and ultimately to obtain approval by the FDA or foreign regulatory agencies.

On August 28, 2015, we announced that we submitted our NDA for LPCN 1021 to the FDA which was subsequently accepted by the FDA with an assigned Prescription Drug User Fee Act (“PDUFA”) goal date of June 28, 2016. On June 29, 2016, we announced that we had received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. The FDA may require the addition of labeling statements or other warnings or contraindications, require us to perform additional clinical trials or studies or provide additional information in order to secure approval. Any such requirement would increase our costs and delay approval and commercialization of LPCN 1021 and would have a material adverse effect on our business and financial condition.

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

We may have to dedicate resources to the defense and resolution of litigation.

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. The lawsuits contain substantially identical allegations and allege that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for LPCN 1021 to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuits seek certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief.

Securities legislation in the United States makes it relatively easy for stockholders to sue. This can lead to frivolous law suits which take substantial time, money, resources and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. Biotechnology and pharmaceutical companies, including the Company, have experienced significant stock price volatility in recent years, increasing the risk of such litigation. As we defend the class action lawsuits, or if we are required to defend additional actions brought by other shareholders, we may be required to pay substantial litigation costs and managerial attention and financial resources may be diverted from business operations even if the outcome is in our favor.

RISKS RELATING TO OUR COMMON STOCK

Our stock price could decline significantly based on the results and timing of clinical trials, and/or regulatory and other decisions affecting our product candidates.

Results of clinical trials and preclinical studies of our current and potential product candidates may not be viewed favorably by us or third parties, including the FDA or other regulatory authorities, investors, analysts and potential collaborators. The same may be true of how we design the clinical trials of our product candidates and regulatory decisions affecting those clinical trials. Biopharmaceutical company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when a product candidate did not otherwise meet expectations. The final results from our clinical development programs may be negative, may not meet expectations or may be perceived negatively. The designs of our clinical trials (which may change significantly and be more expensive than currently anticipated depending on our clinical results and regulatory decisions) may also be viewed negatively by third parties. We may not be successful in completing these clinical trials on our projected timetable, if at all.

Following the receipt of a CRL with respect to our previously submitted NDA for LPCN 1021, we may need to engage in additional clinical trials. Failure to initiate additional clinical trials or delays in existing clinical trials of our product candidates or unfavorable results or decisions or negative perceptions regarding any of such clinical trials, could cause our stock price to decline significantly. We may never achieve FDA approval for any of our product candidates, which could cause our stock price to decline significantly and have other significant adverse effects on our business.

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our ability to address the deficiencies noted in the CRL for LPCN 1021;

•	plans for, progress of and results from clinical trials of our product candidates;

•	the failure of the FDA to approve our product candidates;

•	regulatory uncertainty in the TRT class;

•	FDA Advisory Committee meetings and related recommendations including meetings convened on the TRT class or on similar companies;

•	announcements by the FDA that may impact on-going clinical studies related to safety or efficacy of TRT products;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	failure to engage with collaborators or build an internal sales force to commercialize our products;

•	the success or failure of other TRT products or non-testosterone based testosterone therapy products;

•	failure of our products, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities;

•	our cash balance; and

•	other risks and uncertainties described in these risk factors.

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

Stockholders may not agree with our business, scientific, clinical, commercial or financial strategy, including additional dilutive financings, and may decide to sell their shares or vote against such proposals. Such actions could materially impact our stock price. In addition, portfolio managers of funds or large investors can change or change their view on us and decide to sell our shares. These actions could have a material impact on our stock price. Investors may not agree with these actions and may sell our shares. We may have little or no ability to impact or alter such decisions.

The stock prices of many companies in the biotechnology industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Following periods of volatility in the market price of a company’s securities, securities class action litigation often has been initiated against a company. For example, on July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. The lawsuits contain substantially identical allegations and allege that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for LPCN 1021 to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuits seek certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. Due to this class action litigation initiated against us or any future class action litigation that may be initiated against us, we may incur substantial costs and our management’s attention may be diverted from our operations, which could significantly harm our business.

We have substantial needs for capital. Financing may not be available to us on acceptable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. These arrangements may not be available to us or available on terms favorable to us. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

Our common stock is thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.

To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the second quarter of 2016 was approximately 432.576 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. As noted above, our common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

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

Even if LPCN 1021 is approved for commercial sale, we expect to incur significant costs as we prepare to commercialize LPCN 1021. Even if we receive FDA approval for LPCN 1021, LPCN 1021 may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

We have focused a significant portion of our efforts on developing LPCN 1021. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of June 30, 2016, we had an accumulated deficit of $99.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1111 and LPCN 1107, if initiated. In addition, if we obtain marketing approval for LPCN 1021, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we advance our lead product candidate, LPCN 1021, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

In addition, on May 15, 2015 we filed a request for interference using our owned patent application against the Clarus 428 Patent owned by Clarus. In the request for an interference, known as a "Suggestion of Interference", we asked the PTO for a determination that our pending patent application for an orally delieved testosterone undecanoate composition has priority over the Clarus 428 Patent, and that the PTO should instead grant a patent to us. In this case we have asserted that we are the senior party, and thus entitled to priority over the Clarus 428 Patent. Pursuant to Lipocine's request, on December 4,2015, the Patent Trial and Appeal Board declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the Senior Party in the interference, by virtue of its earlier accorded benefit date, and Clarus was declared the Junior Party. As Senior Party, Lipocine has certain procedural benefits. Preliminary motions were filed by March 4, 2016, oppositions to Clarus’ motions were filed on May 20, 2016 and replies to Clarus’ oppositions of our preliminary motions were filed July 1, 2016. Oral argument is scheduled for September 9, 2016. Interference proceedings may fail and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party; our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if we are successful in such interference, it may result in substantial costs to us and distraction to our management.

Further, on November 2, 2015, Clarus filed a complaint against us in the United States District Court for the District of Delaware alleging that our filing of our NDA related to LPCN 1021 will infringe upon the Clarus 428 Patent, and the complaint seeks damages, declaratory and injunctive relief.  We intend to vigorously defend against these allegations and on January 5, 2016 we filed a motion to dismiss this complaint with the court. On June 27, 2016, the magistrate judge issued a report and recommendation to the District Judge denying our motion to dismiss. On July 14, 2016, we filed a motion objecting to the report and recommendation of the magistrate judge.

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

In order to resolve the litigation with Clarus, or if we are required to defend patent infringement actions brought by other third parties, or if we sue to protect our own patent rights or otherwise to protect our proprietary information and to prevent its disclosure, we may be required to pay substantial litigation costs and managerial attention and financial resources may be diverted from business operations even if the outcome is in our favor.

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

Lipocine Inc.
(Registrant)

Dated: August 9, 2016	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2016	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.1*	Second Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

