Form 10-Q
period 2016-09-30
Lipocine Inc.
filed 2016-11-08
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from ____________ to ____________.

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

Outstanding Shares

As of November 8, 2016, the registrant had 18,260,893 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$4,706,639	$20,007,659
Marketable investment securities	24,132,453	24,375,168
Accrued interest income	115,205	144,536
Prepaid and other current assets	457,430	350,160

Total current assets	29,411,727	44,877,523

Property and equipment, net of accumulated depreciation of $1,084,474 and $1,060,750, respectively	111,676	75,750
Long-term marketable investment securities	-	400,252
Other assets	30,753	23,753

Total assets	$29,554,156	$45,377,278

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$864,951	$507,067
Accrued expenses	707,299	2,884,794

Total current liabilities	1,572,250	3,391,861

Total liabilities	1,572,250	3,391,861

Commitments and contingencies (notes 8 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 18,258,901 and 18,250,456 issued and 18,253,191 and 18,244,746 outstanding	1,826	1,825
Additional paid-in capital	130,471,165	128,502,659
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive income (loss)	122	(32,900)
Accumulated deficit	(102,450,495)	(86,445,455)

Total stockholders' equity	27,981,906	41,985,417

Total liabilities and stockholders' equity	$29,554,156	$45,377,278

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$1,506,581	$4,733,889	$6,747,673	$9,814,492
General and administrative	1,394,406	1,700,099	9,038,837	3,871,478
Restructuring costs	385,233	-	385,233	-
Total operating expenses	3,286,220	6,433,988	16,171,743	13,685,970

Operating loss	(3,286,220)	(6,433,988)	(16,171,743)	(13,685,970)

Other income, net	50,735	61,560	167,403	111,490

Loss before income tax expense	(3,235,485)	(6,372,428)	(16,004,340)	(13,574,480)

Income tax expense	-	-	(700)	(200)

Net loss	$(3,235,485)	$(6,372,428)	$(16,005,040)	$(13,574,680)

Basic loss per share attributable to common stock	$(0.18)	$(0.35)	$(0.88)	$(0.86)

Weighted average common shares outstanding, basic	18,252,681	18,238,632	18,252,092	15,871,252

Diluted loss per share attributable to common stock	$(0.18)	$(0.35)	$(0.88)	$(0.86)

Weighted average common shares outstanding, diluted	18,252,681	18,238,632	18,252,092	15,871,252

Comprehensive loss:
Net loss	$(3,235,485)	$(6,372,428)	$(16,005,040)	$(13,574,680)
Net unrealized gain (loss) on available-for-sale securities	(5,824)	15,887	33,022	5,802

Comprehensive loss	$(3,241,309)	$(6,356,541)	$(15,972,018)	$(13,568,878)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ending September 30,
	2016	2015

Cash flows from operating activities:

Net loss	$(16,005,040)	$(13,574,680)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	23,724	19,566
Stock-based compensation expense	1,934,258	741,842
Accretion of premium on marketable investment securities	209,738	87,838

Changes in operating assets and liabilities:
Accrued interest income	29,331	(146,844)
Prepaid and other current assets	(107,270)	(117,843)
Accounts payable	357,884	150,554
Accrued expenses	(2,177,495)	394,890

Cash used in operating activities	(15,734,870)	(12,444,677)

Cash flows from investing activities:

Purchases of property and equipment	(59,650)	(28,690)
Purchases of marketable investment securities	(19,213,749)	(23,983,464)
Maturities of marketable investment securities	19,680,000	-
Payment of rental deposit	(7,000)	-

Cash provided by (used in) investing activities	399,601	(24,012,154)

Cash flows from financing activities:

Proceeds from stock option exercises	34,249	276,994
Net proceeds from common stock offering	-	32,439,313

Cash provided by financing activities	34,249	32,716,307

Net decrease in cash and cash equivalents	(15,301,020)	(3,740,524)

Cash and cash equivalents at beginning of period	20,007,659	27,666,055

Cash and cash equivalents at end of period	$4,706,639	$23,925,531

Supplemental disclosure of cash flow information:
Net unrealized gain on available-for-sale securities	$33,022	$5,802
Cash paid for income taxes	700	200

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2016.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three and nine months ended September 30, 2016 and 2015 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, unvested restricted stock units and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic loss per share attributable to common stock:
Numerator
Net loss	$(3,235,485)	$(6,372,428)	$(16,005,040)	$(13,574,680)

Denominator
Weighted avg. common shares outstanding	18,252,681	18,238,632	18,252,092	15,871,252

Basic loss per share attributable to common stock	$(0.18)	$(0.35)	$(0.88)	$(0.86)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(3,235,485)	$(6,372,428)	$(16,005,040)	$(13,574,680)
Denominator
Weighted avg. common shares outstanding	18,252,681	18,238,632	18,252,092	15,871,252

Diluted loss per share attributable to common stock	$(0.18)	$(0.35)	$(0.88)	$(0.86)

The computation of diluted loss per share for the three and nine months ended September 30, 2016 and 2015 does not include the following stock options, unvested restricted stock, and warrants to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	September 30,
	2016	2015
Stock options	2,132,094	1,701,107
Unvested restricted stock	-	4,000
Warrants	-	20,467

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2016 and December 31, 2015 were as follows:

December 31, 2015 were as follows:

September 30, 2016	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government notes	$7,313,575	$1,815	$(398)	$7,314,992
Corporate bonds and notes	16,818,756	1,003	(2,298)	16,817,461
	$24,132,331	$2,818	$(2,696)	$24,132,453

December 31, 2015	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government notes	$802,862	$-	$(750)	$802,112
Corporate bonds and notes	24,005,458	594	(32,744)	23,973,308
	$24,808,320	$594	$(33,494)	$24,775,420

Maturities of debt securities classified as available-for-sale securities at September 30, 2016 are as follows:

September 30, 2016	Amortized Cost	Aggregate fair value
Due within one year	$24,132,331	$24,132,453

There were no sales of marketable investment securities during the three and nine months ended September 30, 2016 and 2015 and therefore no realized gains or losses. Additionally, $11.6 million and zero of marketable investment securities matured during the three months ended September 30, 2016 and 2015, respectively. Also, $19.7 million and zero of marketable investment securities matured during the nine months ended September 30, 2016 and 2015, respectively. The Company determined there were no other-than-temporary impairments for the three and nine month periods ended September 30, 2016 and 2015.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

		Fair value measurements at reporting date using
	September 30, 2016	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds and commercial paper	$958,486	$158,782	$799,704	$-

Government notes	7,314,992	7,314,992	-	-

Corporate bonds and notes	16,817,461	-	16,817,461	-
	$25,090,939	$7,473,774	$17,617,165	$-

		Fair value measurements at reporting date using
	December 31, 2015	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$127,905	$127,905	$-	$-

Government notes	802,112	802,112	-	-

Corporate bonds and notes	23,973,308	-	23,973,308	-
	$24,903,325	$930,017	$23,973,308	$-

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly rated money market funds and commercial paper with original maturities to the Company of three months or less, and are purchased daily at par value with specified yield rates. Cash equivalents related to money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. Cash equivalents related to commercial paper are classified within Level 2 of the fair value hierarchy because they are valued using broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the nine months ended September 30, 2016.

(5)	Restructuring Charges

On July 13, 2016, the board of directors of the Company approved a restructuring and reduction in force plan (the “2016 Restructuring Plan”). Under the 2016 Restructuring Plan, the Company reduced its workforce by eight positions, constituting 33% of the Company’s workforce. The reduction in workforce involved all functional disciplines including general and administrative employees, sales and marketing and research and development personnel. Further, subsequent to the Post Action meeting with the FDA for LPCN 1021 on October 28, 2016, the Company reduced its workforce by an additional two positions.

The charge related to the 2016 Restructuring Plan during the three and nine months ended September 30, 2016 was $385,000 and was comprised of $385,000 in severance related expenses, including $51,000 for extending the exercise period of certain options under an existing employee severance agreement. Associated severance payments were all paid in the third quarter of 2016. The Company estimates it will incur approximately $342,000 of cash expenditures, substantially all of which will be severance costs, related to the two additional positions that were eliminated on October 28, 2016. The Company will recognize the restructuring charge during the three months ended December 31, 2016.

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At September 30, 2016 and December 31, 2015, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for LPCN 1021. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three and nine months ended September 30, 2016 and 2015.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $938,000 and $4.1 million for the three months ended September 30, 2016 and 2015, and $4.7 million and $8.0 million for the nine months ended September 30, 2016 and 2015 under these agreements and has recorded these expenses in research and development expenses.

(8)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2016 are:

Operating
leases
Year ending December 31:
2016	95,138
2017	387,119
2018	58,903

Total minimum lease payments	$541,160

The Company’s rent expense was $95,000 and $74,000 for the three months ended September 30, 2016 and 2015 and $279,000 and $221,000 for the nine months ended September 30, 2016 and 2015.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

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

During August 2016 and in conjunction with the 2016 Restructuring Plan (see note 5), the Company modified 61,487 existing time-vested options of a terminated employee by extending the exercise period to three years from the date of modification under the terms of the employee’s respective employment and severance agreement. Compensation expense of $51,000 was recorded as a result of the modification and recorded as a restructuring charge.

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $460,000 and $354,000 for the three months ended September 30, 2016 and 2015 and $1.9 million and $742,000 for the nine months ended September 30, 2016 and 2015, allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Research and development	$147,769	$73,417	$477,068	$180,960
General and administrative	$260,954	$280,646	$1,405,924	$560,882
Restructuring costs	51,266	-	51,266	-
	$459,989	$354,063	$1,934,258	$741,842

The Company issued zero and 83,000 stock options during the three months ended September 30, 2016 and 2015 and 602,000 and 271,500 stock options during the nine months ended September 30, 2016 and 2015.

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

For options granted during the nine months ended September 30, 2016 and 2015, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

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

As of September 30, 2016, there was $4.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.0 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the nine months ended September 30, 2016 and 2015 was approximately $8.29 per share and $6.32 per share, respectively.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. In January 2011, the board of directors adopted the 2011 Plan that provides for the granting of nonqualified and incentive stock options, restricted stock units and restricted stock. The 2011 Plan assumed all of the obligations, which existed under the previous 2000 Stock Option Plan. Under the 2011 Plan, the Company has granted nonqualified and incentive stock options for the purchase of common stock to directors, employees and nonemployees providing services to the Company. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 2,471,906 shares are authorized for issuance under the 2014 Plan, with 1,512,700 shares remaining available for grant as of September 30, 2016.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2015	1,722,552	$5.21
Options granted	602,000	11.90
Options exercised	(5,445)	6.29
Options forfeited	(187,013)	11.74
Balance at September 30, 2016	2,132,094	6.52

Options exercisable at September 30, 2016	1,466,249	4.39

The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,132,094	6.25	$6.52	$1,676,342	1,466,249	4.97	$4.39	$1,676,078

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $22,000 and $658,000, respectively. There were 5,445 and 98,574 stock options exercised during the nine months ended September 30, 2016 and 2015.

(e)	Restricted Common Stock

A summary of restricted common stock activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2015	3,000
Granted	-
Vested	(3,000)
Cancelled	-
Balance at September 30, 2016	-

(f)	Warrants

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

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at September 30, 2016 as the Company does not consider any contingency to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

(11)	Spriaso, LLC

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016 and again on July 23, 2016 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company received reimbursements of zero and $38,000 for the three months ended September 30, 2016 and 2015, respectively, and received reimbursements of $31,000 and $38,000 for the nine months ended September 30, 2016 and 2015. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(12)	Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses how certain cash inflows and outflows are classified in the statement of cash flows to eliminate existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not believe this pronouncement will have a material effect on the Company's financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company does not believe this pronouncement will have a material effect on the Company's financial position or results of operations.

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

Forward Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, expected product benefits, pre-clinical and clinical development timelines, clinical and regulatory requirements, expectations and plans, manufacturing and commercialization of our product candidates, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, “intend”, “targeted”, “potential”, “proposed”, “designed” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 9, 2016, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 9, 2016, or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 10, 2016. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, LPCN 1021, is an oral testosterone replacement therapy (“TRT”) designed for twice-a-day dosing, that received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration ("FDA") on June 28, 2016, after filing an New Drug Application (“NDA”). We completed a Post Action meeting with the FDA relating to the CRL for LPCN 1021. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product with the potential for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, and has completed an End of Phase 2 meeting with the FDA.

Although we have completed our pivotal Phase 3 trial of LPCN 1021, approval from the FDA was not granted. On June 28, 2016, LPCN 1021 received a CRL from the FDA in which deficiencies were identified related to the dosing algorithm for the label. In response to the CRL, we proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. The additional clinical study to validate our dosing regimen will require capital and will result in a delay in our market launch plans, assuming the FDA approves LPCN 1021. If the FDA denies or further delays approval of LPCN 1021, our business would be materially and adversely harmed. If the FDA does approve LPCN 1021, but we are unsuccessful in commercializing LPCN 1021, our business will be materially and adversely harmed.

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

We have incurred losses in most years since our inception. As of September 30, 2016, we had an accumulated deficit of $102.5 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $16.0 million for the nine months ended September 30, 2016, compared to $13.6 million for the nine months ended September 30, 2015. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	work with the FDA to establish the design and scope of the clinical study to validate our dosing regimen;

•	prepare to initiate the dosing validation study for LPCN 1021;

•	restructure our cost structure;

•	conduct further development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

To fund future long-term operations we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, regulatory requirements and outcomes related to LPCN 1021 including our clinical study to validate our dosing regimen, regulatory requirements related to our other development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

Our Product Candidates

Our current portfolio, shown below, includes our lead product candidate, LPCN 1021, a twice daily oral testosterone replacement therapy, that received a CRL from the FDA on June 28, 2016 and had a Post Action meeting on October 6, 2016. Additionally, we are in the process of establishing our pipeline of other clinical candidates including a next generation potential once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)
Men’s Health
LPCN 1021	Testosterone Replacement	NDA submitted / Complete Response Letter received	Receive assessment feedback from FDA on dosing validation study protocol through Special Protocol Assessment (4Q 2016)
LPCN 1111	Testosterone Replacement	Phase 2	Meet with the FDA to define Phase 3 development path (4Q 2016)
Women’s Health
LPCN 1107	Prevention of Preterm Birth	Phase 2	Receive Phase 3 design feedback from FDA (1Q 2017)

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

LPCN 1021: An Oral Product Candidate for Testosterone Replacement Therapy

Our lead product, LPCN 1021, is an oral formulation of the chemical, testosterone undecanoate ("TU"), an eleven carbon side chain attached to testosterone. TU is an ester prodrug of testosterone. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, testosterone is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and TU has received regulatory approval in the United States for delivery via intra-muscular injection. We are using our Lip’ral technology to facilitate steady gastrointestinal solubilization and absorption of TU for twice daily oral dosing of TU. Proof of concept was initially established in 2006, and subsequently LPCN 1021 was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott Products, Inc. ("Abbott"). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to LPCN 1021 were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

Results from SOAR

We have completed our Study of Oral Androgen Replacement ("SOAR") pivotal Phase 3 clinical study evaluating efficacy and safety of LPCN 1021 and have received efficacy results and 52-week safety results. SOAR was a randomized, open-label, parallel-group, active-controlled, Phase 3 clinical study of LPCN-1021 in hypogonadal males with low testosterone (< 300 ng/dL). In total, 315 subjects at 40 active sites were assigned, such that 210 were randomized to LPCN 1021 and 105 were randomized to the active control, Androgel 1.62%®, for 52 weeks of treatment. The active control is included for safety assessment. LPCN 1021 subjects were started at 225 mg TU (equivalent to ~ 142 mg of T) twice daily (“BID”) with a standard meal and then dose titrated, if needed based on average T levels during the day, Cavg, and peak serumT levels, Cmax, up to 300 mg TU BID or down to 150 mg TU BID based on serum testosterone measured at weeks 3 and 7. The mean age of the subjects in the trial was ~53 yrs with ~91% of the patients < 65 yrs of age.

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

The FDA accepted our NDA in October 2015 and assigned a Prescription Drug User Fee Act ("PDUFA") goal date of June 28, 2016 for completion of the review. On June 28, 2016, we received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting, and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. Additionally, the FDA agreed to review the study protocol through a Special Protocol Assessment (“SPA”) which Lipocine submitted to the FDA in October 2016. An SPA is an advanced declaration from the FDA that a planned trial's design, clinical endpoints, and statistical analyses could potentially result in data acceptable for FDA review towards approval for the proposed indication. The next step will be to receive assessment feedback from the FDA on the dosing validation study protocol prior to initiating the dosing regimen validation study. There is no guarantee of approval of LPCN 1021, even if these additional activities are performed.

LPCN 1111: A Next-Generation Oral Product Candidate for TRT

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. We successfully completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses in hypogonadal men. The Phase 2b clinical trial was a randomized, open label, two-period, multi-dose PK study that enrolled hypogonadal males into five treatment groups. Each of the 12 subjects in a group received treatment for 14 days. Results of the Phase 2b study suggest that the primary objectives were met, including identifying the dose expected to be tested in a Phase 3 study. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, LPCN 1111 was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study.

In October 2014, we successfully completed a Phase 2a proof-of-concept study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with LPCN 1111 in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28-day dosing period on multi-dose exposure. Overall, LPCN 1111 was well tolerated with no serious AE’s reported.

The next step will be to meet with the FDA during the fourth quarter of 2016 to define the Phase 3 development path for LPCN 1111.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the reduction of risk of preterm birth in women with a prior history of at least one preterm birth. We have successfully completed a multi-dose PK dose selection study in pregnant women. The objective of the multi-dose PK selection study was to assess HPC blood levels in order to identify the appropriate LPCN 1107 Phase 3 dose. The multi-dose PK dose selection study was an open-label, four-period, four-treatment, randomized, single and multiple dose, PK study in pregnant women of three dose levels of LPCN 1107 and the injectable HPC (Makena®). The study enrolled 12 healthy pregnant women (average age of 27 years) with a gestational age of approximately 16 to 19 weeks. Subjects received three dose levels of LPCN 1107 (400 mg BID, 600 mg BID, or 800 mg BID) in a randomized, crossover manner during the first three treatment periods and then received five weekly injections of HPC during the fourth treatment period. During each of the LPCN 1107 treatment periods, subjects received a single dose of LPCN 1107 on Day 1 followed by twice daily administration from Day 2 to Day 8. Following completion of the three LPCN 1107 treatment periods and a washout period, all subjects received five weekly injections of HPC. Results from this study demonstrated that average steady state HPC levels (Cavg0-24) were comparable or higher for all three LPCN 1107 doses than for injectable HPC. Additionally, HPC levels as a function of daily dose were linear for the three LPCN 1107 doses. Also unlike the injectable HPC, steady state exposure was achieved for all three LPCN 1107 doses within seven days. We have also successfully completed a proof-of-concept Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015 and a proof-of-concept Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. These studies were designed to determine the PK and bioavailability of LPCN 1107 relative to an intramuscular ("IM") HPC, as well as safety and tolerability. A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore; based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA to define a Phase 3 development plan for LPCN 1107. The FDA indicated that results from a single Phase 3 study could potentially be eligible for a Subpart H approval, if the application could otherwise be approved. We expect to receive further Phase 3 design feedback from the FDA by the first quarter of 2017

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through September 30, 2016, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from LPCN 1021 or any of our other products, clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $84.7 million in research and development expenses through September 30, 2016.

We expect to incur approximately $5.0 million in additional research and developments costs for LPCN 1021 as we conduct the new dosing validation study and as we complete on-going manufacturing activities. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

Approval, if ever, of LPCN 1021 will require at least one additional clinical trial and will take longer and be more costly than originally estimated. The cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the duration of subject follow-ups;

•	the length of time required to collect, analyze and report trial results;

•	the cost, timing and outcome of regulatory review; and

•	potential changes by the FDA in clinical trial and NDA filing requirements for testosterone replacement therapies.

We also incurred significant manufacturing costs to prepare launch supplies for LPCN 1021, and expect to incur additional manufacturing costs related to LPCN 1021. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

•	the timing and outcome of our new dosing regimen validation study, regulatory filings, and FDA reviews and actions for LPCN 1021;

•	our dependence on third-party manufacturers for the production of clinical trial materials and satisfactory finished product for registration;

•	the potential for future license or co-promote arrangements for LPCN 1021, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our future plans and capital requirements; and

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities.

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
External service provider costs:
LPCN 1021	$829,165	$3,861,598	$2,837,552	$7,605,572
LPCN 1111	44,461	162,240	1,559,123	288,167
LPCN 1107	56,637	69,312	256,255	104,462
Other product candidates	7,500	9,398	22,500	24,398
Total external service provider costs	937,763	4,102,548	4,675,430	8,022,599
Internal personnel costs	425,901	492,178	1,639,606	1,428,084
Other research and development costs	142,917	139,163	432,637	363,809
Total research and development	$1,506,581	$4,733,889	$6,747,673	$9,814,492

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

We expect that general and administrative expenses will increase materially as we mature as a public company. These increases will likely include legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. However, these increases will be offset by decreases in general and administrative fees related to decreased marketing, sales and finance salaries and related expenses associated with a restructuring and reduction in force plan implemented in July 2016 and October 2016. Additionally, outside spend on sales and marketing pre-commercialization activities will decrease until we receive clarity on the regulatory path forward with LPCN 1021. Finally, legal fees associated with the Clarus litigation will decrease as the suit was dismissed by the District Judge in New Jersey in October 2016.

Restructuring Charges

Restructuring charges relate to our initiative to restructure operations which was approved by the board of directors on July 13, 2016, referred to as our 2016 Restructuring Plan. Under the 2016 Restructuring Plan, the Company reduced its workforce by 8 positions, constituting 33% of the Company’s workforce. The reduction in workforce involved all functional disciplines including general and administrative employees, sales and marketing and research and development personnel.

Other Income, Net

Other income, net consists primarily of interest earned on our cash, cash equivalents and marketable investment securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Variance
Research and development expenses	$1,506,581	$4,733,889	(3,227,308)
General and administrative expenses	1,394,406	1,700,099	(305,693)
Restructuring costs	385,233	-	385,233
Other income, net	50,735	61,560	(10,825)

Research and Development Expenses

The decrease in research and development expenses in the three months ended September 30, 2016 was primarily due to decreased contract research organization and consultant costs of $1.4 million. In addition, during the three months ended September 30, 2015, we incurred a $2.3 million fee to file our NDA for LPCN 1021 with the FDA. These decreases were offset by an increase in validation and commercial batch manufacturing costs for LPCN 1021 of $540,000

General and Administrative Expenses

The decrease in general and administrative expenses in the three months ended September 30, 2016 was primarily due to a decrease of $564,000 for pre-commercialization marketing and sales activities related to LPCN 1021 offset by an increase of $231,000 in personnel costs due to increased headcount and increased salaries.

Restructuring Charges

The increase in restructuring charges in the three months ended September 30, 2016 was the result of our 2016 Restructuring Plan that was approved by the board of directors on July 13, 2016. The charge related to the 2016 Restructuring Plan during the three months ended September 30, 2016 was $385,000 and was comprised of $385,000 in severance related expenses, including $51,000 for extending the exercise period of certain options under an existing employee severance agreement.

Other Income, Net

The decrease in other income, net, primarily reflects decreased interest income earned on lower average balances in cash, cash equivalents and marketable investment securities in 2016 as compared to 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015	Variance
Research and development expenses	6,747,673	9,814,492	(3,066,819)
General and administrative expenses	9,038,837	3,871,478	5,167,359
Restructuring costs	385,233	-	385,233
Other income, net	167,403	111,490	55,913
Income tax expense	700	200	500

Research and Development Expenses

The decrease in research and development expenses in the nine months ended September 30, 2016 was primarily due to decreased contract research organization and consultant costs of $3.4 million. In addition, during the nine months ended September 30, 2015, we incurred a $2.3 million fee to file our NDA for LPCN 1021 with the FDA. These decreases were offset by an increase in validation and commercial batch manufacturing costs for LPCN 1021 of $2.3 million and increased personnel costs of $212,000 due primarily to increased stock-based compensation related to higher average headcount.

General and Administrative Expenses

The increase in general and administrative expenses in the nine months ended September 30, 2016 was primarily due to an increase of $2.6 million for pre-commercialization marketing and sales activities related to LPCN 1021 and an increase of $2.4 million in personnel costs due primarily to increased stock-based compensation and salaries related to higher average headcount.

Restructuring Charges

The increase in restructuring charges in the nine months ended September 30, 2016 was the result of our 2016 Restructuring Plan that was approved by the Board of Directors on July 13, 2016. The charge related to the 2016 Restructuring Plan during the nine months ended September 30, 2016 was $385,000 and was comprised of $385,000 in severance related expenses, including $51,000 for extending the exercise period of certain options under an existing employee severance agreement.

Other Income, Net

The increase in other income, net, primarily reflects increased interest rates and higher average balances in cash, cash equivalents and marketable investment securities in 2016 as compared to 2015.

Income tax expense

The increase in income tax expense is for minimum income tax in New Jersey related to the opening of an office in Lawrence, New Jersey in January 2016.

 Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we seek to advance our lead product candidate, LPCN 1021, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts.

As of September 30, 2016, we had $28.8 million of cash, cash equivalents and marketable investment securities compared to $44.8 million at December 31, 2015. We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through September 30, 2017, we will need to raise additional capital at some point, either before or after September 30, 2017, to support our operations, long-term research and development and commercialization of our product candidates if they receive approval from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization sooner than planned based on our Post Action meeting with the FDA and the decision to conduct a clinical study to validate our proposed dosing regimen for LPCN 1021. We may consume our capital resources more rapidly if the costs of the additional clinical study for LPCN 1021 exceeds our expectations, FDA approval for LPCN 1021 is delayed or denied, we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if our product candidates receive approval from the FDA. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and, if they receive approval by the FDA, commercialization of our product candidates and our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

•	the timing, cost and outcome of our dosing regimen validation clinical study discussed with the FDA in our Post Action meeting;

•	further, clinical development requirements, if any, or other requirements of the FDA related to approval of LPCN 1021;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•	the scope of clinical and other work required to obtain approval of LCPN 1021 and our other product candidates;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

Funding may not be available to us on acceptable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. These arrangements may not be available to us or available on terms favorable to us. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences, warrants or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

	Nine months ended September 30,
	2016	2015
Cash used in operating activities	$(15,734,870)	$(12,444,677)
Cash provided by (used in) investing activities	399,601	(24,012,154)
Cash provided by financing activities	34,249	32,716,307

Operating Activities

Cash used in operating activities was $15.7 million for the nine months ended September 30, 2016, and $12.4 million for the nine months ended September 30, 2015, an increase of $3.3 million. Included in the increase was a $2.4 million increase in net loss and a $2.6 million decrease in accrued expenses. These changes were partially offset by a $207,000 increase in accounts payable, a $1.2 million increase in stock-based compensation, a $122,000 increase in accretion of premium on marketable investment securities, and a $11,000 decrease in prepaid and other current assets and a $176,000 decrease in accrued interest income.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable investment securities and purchases of property and equipment. We purchased $19.2 million of marketable investment securities in the nine months ended September 30, 2016 and $24.0 million during the nine months ended September 30, 2015. Additionally, marketable investment securities of $19.7 million matured during the nine months ended September 30, 2016 compared to zero maturing during the nine months ended September 30, 2015. We acquired $60,000 of property and equipment during the nine months ended September 30, 2016 compared to $29,000 during the nine months ended September 30, 2015.

Financing Activities

Financing activities consist primarily of the receipt of net proceeds from the sale of common stock and proceeds from the exercise of stock options Cash provided by financing activities was $34,000 and $32.7 million, respectively, during the nine months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016, we received $34,000 from the exercise of stock options. During the nine months ended September 30, 2015, we received $32.5 million from the sale of common stock in an underwritten transaction in April 2015 and $277,000 from the exercise of stock options.

Contractual Commitments and Contingencies

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On May 6, 2014, we modified and extended the lease through February 28, 2018. Our remaining commitment through 2018 under this lease is $429,000. Additionally, on December 28, 2015, we entered into an agreement to lease office space in Lawrenceville, New Jersey which has an occupancy date of February 1, 2016 and an end date of January 31, 2018. Our remaining commitment through 2018 under this lease is $112,000.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 10, 2016.

New Accounting Standards

Refer to Note 12, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of accounting standards not yet adopted.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of September 30, 2016.

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

On May 15, 2015, we filed a patent application with U.S. Patent and Trademark Office ("PTO"), and our application requests that the PTO declare an interference between our patent application and Clarus Therapeutics’ (“Clarus”) U.S. Patent No. 8,828,428 (“the Clarus 428 Patent”).  Pursuant to Lipocine's request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the Senior Party in the interference. We are awaiting the patent Judge’s decisions based on the motions oppositions and replies filed by both parties.

On November 2, 2015, Clarus filed a complaint against us in the United States District Court for the District of Delaware alleging that LPCN 1021 will infringe the Clarus 428 Patent, and the complaint seeks damages, declaratory and injunctive relief.  On October 6, 2016, United States District Court of the District of Delaware granted our motion to dismiss the lawsuit filed by Clarus.

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. The lawsuits contain substantially identical allegations and allege that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for LPCN 1021 to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuits seek certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We believe that the claims in the lawsuits are without merit and will defend against them vigorously. We maintain insurance for claims of this nature, which management believes is adequate. Moreover, we believe, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on our financial position, although we will have to pay the insurance retention amount in connection with the lawsuit. A hearing was held on October 3, 2016 to determine the lead plaintiff and to consolidate the various filed lawsuits.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016, the risk factors discussed in Part II, “Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 9, 2016 and the risk factors discussed in Part II, “Item 1A. Risk Factors” of our Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 9, 2016 which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016, from our risk factors included in our Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 9, 2016 and from our risk factors included in our Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 9, 2016:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We depend primarily on the success of our lead product candidate, LPCN 1021, which recently received a Complete Response Letter from the FDA and may not receive regulatory approval or be successfully commercialized.

LPCN 1021 is currently our only product candidate that has completed Phase 3 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization if approved. We submitted an NDA to the FDA but have not submitted comparable applications to other regulatory authorities. On June 29, 2016, we announced that we had received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. We do not control whether or when we may receive approval of LPCN 1021 from the FDA. We are not permitted to market LPCN 1021 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries.

Although we have completed our pivotal Phase 3 trial of LPCN 1021, approval from the FDA is not guaranteed. On June 28, 2016, LPCN 1021 received a CRL from the FDA in which deficiencies were identified related to the dosing algorithm for the label. In response to the CRL, we proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. This additional clinical trial for LPCN 1021 will require capital and will result in delays in approving LPCN and commercializing LPCN 1021, if it is approved. If the FDA denies or further delays approval of LPCN 1021, our business would be materially and adversely harmed. If the FDA does approve LPCN 1021, but we are unsuccessful in commercializing LPCN 1021, our business will be materially and adversely harmed.

Our success in obtaining regulatory approval to market LPCN 1021 in the U.S. or elsewhere depends on our ability to address any issues the FDA or foreign regulatory agencies may raise, and ultimately to obtain approval by the FDA or foreign regulatory agencies.

On August 28, 2015, we announced that we submitted our NDA for LPCN 1021 to the FDA which was subsequently accepted by the FDA with an assigned Prescription Drug User Fee Act (“PDUFA”) goal date of June 28, 2016. On June 29, 2016, we announced that we had received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting and proposed a dosing regimen to the FDA analyses based upon existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. Additionally, the FDA agreed to review the study protocol through a Special Protocol Assessment (“SPA”) that Lipocine submitted to the FDA in October 2016. An SPA is an advanced declaration from the FDA that a planned trial's design, clinical endpoints, and statistical analyses could potentially result in data acceptable for FDA review towards approval for the proposed indication. The next step will be to receive feedback from the FDA on the dosing regimen validation study protocol prior to initiating the dosing regimen validation study. There is no guarantee of approval of LPCN 1021, even if these additional activities are performed.

The FDA may also require the addition of labeling statements or other warnings or contraindications, require us to perform additional clinical trials or studies or provide additional information in order to secure approval. Any such requirement would increase our costs and delay approval and commercialization of LPCN 1021 and would have a material adverse effect on our business and financial condition.

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

We currently have a limited sales, marketing and market access staff. This staff was reduced in July 2016 following the receipt of the CRL for LPCN 1021 and further reduced in October 2016. If and when any of our product candidates are commercialized, we may not be able to find suitable sales and marketing staff and collaborators for LPCN 1021 or our other product candidates. The existing sales, marketing and market access staff and outside collaborators we work with may not be adequate or successful and any collaborators could terminate or materially reduce the effort they direct to our products. The development of collaborations or an internal sales force and marketing, market access and sales capability will require significant capital, management resources and time. The cost of establishing such a sales force may exceed any potential product revenues and our marketing, market access and sales efforts may be unsuccessful. If we are unable to develop an internal marketing, market access and sales capability or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to successfully commercialize LPCN 1021 or develop and seek regulatory approval for our other product candidates.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Dr. Mahesh V. Patel and the other principal members of our executive team. Employment with our executives and other employees are “at will”, meaning that there is no mandatory fixed term and their employment with us may be terminated by us or by them for any or no reason. The loss of the services of any of our executives or other key employees might impede the achievement of our research, development and commercialization objectives. Following the receipt of the CRL for LPCN, we reduced our workforce by 8 positions, constituting 33% of our workforce. The reduction in workforce involved all functional disciplines. Further, subsequent to our Post Action meeting with the FDA for LPCN 1021, we reduced our workforce by two positions in October 2016. Recruiting and retaining qualified scientific personnel, accounting personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain qualified personnel on acceptable terms, or at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

In response to the CRL, we met with the FDA in a Post Action meeting, and proposed a dosing regimen to the FDA based upon analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. Failure to initiate a new dosing validation study with LPCN 1021 or other additional clinical trials or delays in existing clinical trials of our product candidates or unfavorable results or decisions or negative perceptions regarding any of such clinical trials, could cause our stock price to decline significantly. Conducting a new dosing regimen validation study for LPCN 1021 will require us to incur additional expenses we did not expect and will cause a delay in receiving approval or result in LPCN 1021 not being approved, which would cause our stock price to decline. We may never achieve FDA approval for any of our product candidates, which could cause our stock price to decline significantly and have other significant adverse effects on our business.

RISKS RELATING TO OUR FINANCIAL POSITION AND CAPITAL REQUIREMENTS

We have incurred significant operating losses in most years since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing LPCN 1021. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of September 30, 2016, we had an accumulated deficit of $102.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1021, LPCN 1111 and LPCN 1107, if initiated. On June 28, 2016, LPCN 1021 received a CRL from the FDA in which deficiencies were identified related to the dosing algorithm for the label. In response to the CRL, we proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. In addition, if we obtain marketing approval for LPCN 1021, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we advance our lead product candidate, LPCN 1021, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

In addition, on May 15, 2015 we filed a request for interference using our owned patent application against the Clarus 428 Patent owned by Clarus. Pursuant to Lipocine's request, on December 4, 2015, the Patent Trial and Appeal Board declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the Senior Party in the interference. We are awaiting the judge’s decisions based on the motions oppositions and replies filed by both parties. Interference proceedings may fail and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party; our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if we are successful in such interference, it may result in substantial costs to us and distraction to our management.

Further, on November 2, 2015, Clarus filed a complaint against us in the United States District Court for the District of Delaware alleging that our filing of our NDA related to LPCN 1021 will infringe upon the Clarus 428 Patent, and the complaint seeks damages, declaratory and injunctive relief.  On October 6, 2016, the United States District Court for the District of Delaware granted our motion to dismiss the lawsuit filed by Clarus.

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

Lipocine Inc.
(Registrant)

Dated: November 8, 2016	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2016	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

