Form 10-K
period 2016-12-31
Lipocine Inc.
filed 2017-03-06
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-36357

LIPOCINE INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0370688
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

675 Arapeen Drive, Suite 202,
Salt Lake City, Utah	84108
(Address of Principal Executive Offices)	(Zip Code)

801-994-7383

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Outstanding Shares

The aggregate market value of the common stock held by non-affiliates of the Registrant was $51.8 million as of June 30, 2016. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 3, 2017, the registrant had 18,594,889 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION,” AND “ITEM 1. BUSINESS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, REGULATORY DEVELOPMENTS AND REQUIREMENTS, THE RECEIPT OF REGULATORY APPROVALS, THE EXPECTATIONS FOR AND RESULTS OF CLINICAL TRIALS, PATIENT ACCEPTANCE OF LIPOCINE’S PRODUCTS, MANUFACTURING AND COMMERCIALIZATION OF LIPOCINE’S PRODUCTS, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, “intend”, and “potential” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A (Risk Factors) of this Form 10-K. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

General

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance, efficacy and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, LPCN 1021, is an oral testosterone replacement therapy (“TRT”) that received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration ("FDA") on June 28, 2016, after filing a New Drug Application (“NDA”). A CRL indicates that the FDA will not approve an NDA in its current form. We completed a Post Action meeting with the FDA relating to the CRL for LPCN 1021 and announced the on-going conduct of the Dosing Validation (“DV”) clinical study and the Dosing Flexibility (“DF”) clinical study. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product with the potential for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, and has completed an End of Phase 2 meeting with the FDA.

Industry

Testosterone Background

Testosterone, or T, is the primary circulating sex hormone in males and is critical to the development and maturation of reproductive tissues as well as other secondary male characteristics such as muscle growth and bone density. Synthesized in the gonads of both males (testis) and females (ovaries), testosterone circulates bound to sex hormone binding globulin (“SHBG”, ~60%), loosely bound to albumin, a protein in the blood that binds to testosterone (~40%), or as a free molecule (~1%). Once circulating, testosterone enters cells directly and activates a network of proteins that ultimately result in metabolic conversions, which in turn produce observable effects. The concentration of circulating testosterone can vary drastically over time or between individuals and can be dependent on genetic factors, other medical conditions, lifestyle behaviors, and/or concurrent medication administration. Although large variability exists, the effects of testosterone are also determined by a number of factors including the amount of steroid penetration, sensitivity of enzymes and cellular proteins to the hormone, and the action of genomic receptors at the cellular level. As a result, assessing clinically low, or potentially high, levels of naturally occurring testosterone often requires a number of quantitative tests in conjunction with clinical evaluations.

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

Diagnosis and Treatment of Hypogonadism

Epidemiological studies have determined that total testosterone follows an age-related decline with mean serum concentration at the age of 75 years approximately two thirds that at 25 years. Because naturally occurring testosterone exists at low concentrations, with normal testosterone levels in the range of 300 to 1080 ng/dL automated platform-based assays have been found to lack specificity and are prone to inter-lab variability. The lack of reliable laboratory tests is complicated further by the inter-individual variability seen in an unaffected population. Thus, in order to accurately diagnose hypogonadism in a male, at least two morning serum testosterone levels are performed in conjunction with a clinical assessment of patient symptoms. Patients can only be diagnosed when they present with symptoms that are directly related to low morning serum testosterone level.

Treatment for male hypogonadism (both primary and secondary) is testosterone replacement therapy, or TRT. Some of the reported benefits of TRT include improved libido and sexual function; increased bone density, muscle development, and cognition; as well as a reduction in other risk factors caused by low testosterone.

Testosterone Replacement Market

Due to the wide variability in therapeutic range and other medical conditions that may confound an accurate diagnosis, there is a consensus that male hypogonadism is significantly undertreated. A large study of 2,162 men over the age of 45 visiting primary care practices in the United States revealed that the prevalence of hypogonadism is about 39%. Based on this prevalence rate and the U.S. Census Bureau’s 2010 estimate that there are 50 million men between 45 and 75 years old, approximately 19 million men in the U.S. may have low testosterone. In the study, fewer than 4% of patients were receiving treatment for hypogonadism.

Testosterone replacement therapies have been commercially available in the United States for over 70 years and have followed a progression of delivery systems that included subcutaneous, or under-the-skin, intramuscular, transdermal patch, and finally topical gels, which initially surfaced in 2000, and creams. In 2014, a long acting intramuscular injection and an intranasal delivery system for testosterone were approved. The difficulty in creating an easy to use/administer and clinically effective testosterone therapy is related to the molecule’s complex pharmacokinetics. Pharmacokinetics, or PK, describe how the body affects a specific drug after administration through the mechanism of absorption and distribution, as well as the chemical changes of the substance in the body. For example, oral therapies, which would ideally be the most popular route of delivery, require multiple, high daily doses due to low bioavailability. Bioavailability is the fraction of a drug dose that is actually absorbed into the bloodstream. Additionally, the few oral therapies that have been used in the United States previously quickly went out of favor after significant side effects were revealed, most notably liver toxicity.

Currently, the U.S. TRT market consists of therapies that exist in four forms:

•	gel/patch;

•	injectable;

•	intranasal; and

•	buccal tablet, which is a tablet shaped patch applied to the upper gums.

Although transdermal patches were previously the most desirable application type, gel-based TRT has gained increasing popularity due to improved skin tolerability. Despite becoming a popular approach to male hypogonadism treatment, topical gels are not without limitations. Topical gels place women and children at risk of testosterone transference (secondary exposure to gels), which has prompted the FDA to add black box warnings relating to testosterone transference in the label of approved topical products. Despite these limitations, gels have continued to demonstrate significant market penetration.

The male testosterone market was $2 billion in 2015 according to IMS Health data. Additionally testosterone replacement prescriptions were approximately 6.2 million in 2015 according to IMS Health data. Injectables are the predominant dosage form in this market in terms of annual prescriptions written although topical gels also have a significant share of total annual prescriptions. The historical growth in the market was driven by increasing recognition by both patients and providers of the prevalence of hypogonadism and its far-reaching medical consequences. Top treatments are marketed by AbbVie, Eli Lilly, and Endo.

Product Candidates

Our current portfolio, shown below, includes our lead product candidate, LPCN 1021, an oral testosterone replacement therapy, that received a CRL from the FDA on June 28, 2016 and recently announced the on-going conduct of the DV clinical study and the DF clinical study. Additionally, we are in the process of establishing our pipeline of other clinical candidates including a next generation potential once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)
Men’s Health

LPCN 1021	Testosterone Replacement	Phase 3	Top-line efficacy results from the DV Study and DF Study (2Q 2017)

LPCN 1111	Testosterone Replacement	Phase 2	End of Phase 2 meeting with FDA (2H 2017)

Women’s Health

LPCN 1107	Prevention of Preterm Birth	Phase 2	Submit Phase 3 protocol to FDA via SPA (1H 2017)

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

LPCN 1021: An Oral Product Candidate for Testosterone Replacement Therapy

Our lead product, LPCN 1021, is an oral formulation of the chemical, testosterone undecanoate ("TU"), an eleven carbon side chain attached to testosterone. TU is an ester prodrug of testosterone. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, testosterone is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and recently TU has received regulatory approval in the United States for delivery via intra-muscular injection. We are using our Lip’ral technology to facilitate steady gastrointestinal solubilization and absorption of TU. Proof of concept was initially established in 2006, and subsequently LPCN 1021 was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott Products, Inc. ("Abbott"). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to LPCN 1021 were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

We are currently conducting two on-going Phase 3 clinical studies with LPCN 1021, the DV Study and the DF Study. The DV study will assess the impact of LPCN 1021 in hypogonadal males (testosterone < 300 ng/dL) on a fixed daily dose of 450 mg divided into two equal doses whereas the DF study will assess LPCN 1021 in hypogonadal males on a fixed daily dose of 450 mg divided into three equal doses. Both of the DV and DF studies are an open-label, fixed dose, no titration, single treatment arm study of LPCN 1021 and are expected to enroll 100 hypogonadal males in each study. Efficacy will be assessed via responder analysis at the end of the dosing period which is 24 days. The pre-specified primary endpoint is the percentage of subjects with an average 24-hour serum testosterone concentration (“Cavg”) within the normal range, with secondary endpoints based on maximum serum testosterone concentrations (“Cmax”). We currently expect top-line results from the DV study and DF study in the second quarter of 2017.

Prior to conducting the DV study and the DF study, we completed our Study of Oral Androgen Replacement ("SOAR") pivotal Phase 3 clinical study evaluating efficacy and safety of LPCN 1021 and have received efficacy results and 52-week safety results.

Results from SOAR

SOAR was a randomized, open-label, parallel-group, active-controlled, Phase 3 clinical study of LPCN 1021 in hypogonadal males with low testosterone (< 300 ng/dL). In total, 315 subjects at 40 active sites were assigned, such that 210 were randomized to LPCN 1021 and 105 were randomized to the active control, Androgel 1.62%®, for 52 weeks of treatment. The active control is included for safety assessment. LPCN 1021 subjects were started at 225 mg TU (equivalent to ~ 142 mg of T) twice daily (“BID”) with a standard meal and then dose titrated, if needed, based on Cavg and Cmax up to 300 mg TU BID or down to 150 mg TU BID based on serum testosterone measured at weeks 3 and 7 based on PK profiling with multiple blood samples drawn at each time period. The mean age of the subjects in the trial was ~53 years with ~91% of the patients < 65 years of age.

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

Efficacy

The primary efficacy endpoint is the percentage of subjects with Cavg within the normal range, which was defined as 300-1140 ng/dL, after 13 weeks of treatment. The FDA guidelines for primary efficacy success is that at least 75% of the subjects on active treatment achieve a testosterone Cavg within the normal range; and the lower bound of the 95% confidence interval (“CI”) must be greater than or equal to 65%.

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

Secondary efficacy endpoints are based on subjects Cmax levels. The FDA guidelines for secondary efficacy success is that at least 85% of the subjects achieve Cmax less than 1500 ng/dL; no greater than 5% of the subjects have Cmax between 1800 ng/dl and 2500 ng/dL; and zero percent of the subjects have Cmax greater than 2500 ng/dL.

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

Food Effect Study

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

Other Safety Requirements

Based on our meetings with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to the potential approval of our NDA for LPCN 1021. We may, however, be required to conduct a heart attack and stroke risk study on our own or with a consortium of sponsors that have an approved TRT product subsequent to the potential approval of LPCN 1021.

NDA Submission

We submitted our NDA to the FDA in September 2015 based on data from our SOAR trial. The FDA accepted our NDA in October 2015 and assigned a Prescription Drug User Fee Act ("PDUFA") goal date of June 28, 2016 for completion of the review. On June 28, 2016, we received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting, and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. As a result, we initiated the DV study in response to the FDA’s request in December 2016. The DV study is assessing LPCN 1021 in 100 hypogonadal males on a fixed daily dose (no titration) of 450 mg divided into two equal doses. We also initiated the DF study to assess LPCN 1021 in 100 hypogonadal males on a fixed daily dose (no titration) of 450 mg divided into three equal doses. This additional clinical trial for LPCN 1021 will require capital and may result in delays in approving LPCN 1021 and commercializing LPCN 1021 if it is approved. There is no guarantee of approval of LPCN 1021 even if these additional activities are performed.

LPCN 1111: A Next-Generation Oral Product Candidate for TRT

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses in hypogonadal men. The Phase 2b clinical trial was a randomized, open label, two-period, multi-dose PK study that enrolled hypogonadal males into five treatment groups. Each of the 12 subjects in a group received treatment for 14 days. Results of the Phase 2b study suggest that the primary objectives were met, including identifying the dose expected to be tested in a Phase 3 study. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, LPCN 1111 was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study.

Additionally in October 2014, we completed a Phase 2a proof-of-concept study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with LPCN 1111 in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28-day dosing period on multi-dose exposure. Overall, LPCN 1111 was well tolerated with no serious AE’s reported.

The next step will be to conduct a preclinical toxicology study with LPCN 1111 and subsequently meet with the FDA for an End of Phase 2 meeting. We anticipate the End of Phase 2 meeting will occur in the second half of 2017.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the reduction of risk of preterm birth (“PTB”) in women with singleton pregnancy who have a history of singleton spontaneous PTB. Prevention of PTB is a significant unmet need as ~11.7% of all U.S. pregnancies result in PTB (delivery less than 37 weeks), a leading cause of neonatal mortality and morbidity.

We have completed a multi-dose PK dose selection study in pregnant women. The objective of the multi-dose PK selection study was to assess HPC blood levels in order to identify the appropriate LPCN 1107 Phase 3 dose. The multi-dose PK dose selection study was an open-label, four-period, four-treatment, randomized, single and multiple dose, PK study in pregnant women of three dose levels of LPCN 1107 and the injectable intramuscular ("IM") HPC (Makena®). The study enrolled 12 healthy pregnant women (average age of 27 years) with a gestational age of approximately 16 to 19 weeks. Subjects received three dose levels of LPCN 1107 (400 mg BID, 600 mg BID, or 800 mg BID) in a randomized, crossover manner during the first three treatment periods and then received five weekly injections of HPC during the fourth treatment period. During each of the LPCN 1107 treatment periods, subjects received a single dose of LPCN 1107 on Day 1 followed by twice daily administration from Day 2 to Day 8. Following completion of the three LPCN 1107 treatment periods and a washout period, all subjects received five weekly injections of HPC. Results from this study demonstrated that average steady state HPC levels (Cavg0-24) were comparable or higher for all three LPCN 1107 doses than for injectable HPC. Additionally, HPC levels as a function of daily dose were linear for the three LPCN 1107 doses. Also unlike the injectable HPC, steady state exposure was achieved for all three LPCN 1107 doses within seven days. We have also completed a proof-of-concept Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015 and a proof-of-concept Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. These studies were designed to determine the PK and bioavailability of LPCN 1107 relative to an IM HPC, as well as safety and tolerability.

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore; based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA as well as other guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval as opposed to a full approval; and, recommended a non-inferiority (“NI”) study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA suggested NI margin of 7% for the primary endpoint may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s feedback of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. Lipocine plans to submit the LPCN 1107 Phase 3 protocol to the FDA via a SPA in the first half of 2017. Additionally, manufacturing scale-up work for LPCN 1107 is being planned and needs to occur before the start of the Phase 3 clinical study for LPCN 1107. A planned food-effect study will also need to be conducted either before or in parallel with the Phase 3 clinical study.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Research and Development

We currently have three products in our development pipeline (LPCN 1021, LPCN 1111 and LPCN 1107) and we continue to conceptualize and discuss new indications for current products as well as new development opportunities. In 2016 and 2015, we spent $8.1 million and $12.6 million, respectively, on research and development.

Competition

Testosterone Market Overview

The gel-based testosterone replacement products that are currently available include AndroGel®, marketed by AbbVie, Endo’s Testim® and Fortesta® and their respective authorized generics and Eli Lilly’s Axiron. Transdermal patches include Allergan’s Androderm®. Intramuscular forms of testosterone also exist although commercialized mostly in generic forms by multiple companies and in branded form as Aveed® by Endo. Additionally, Endo markets the buccal testosterone replacement therapy Striant® and the Testopel® implantable testosterone pellets, which it acquired from Auxillium in 2015. Also, Aytu BioScience Inc. markets an intranasal testosterone therapy Natesto®, which it licensed from Acerus Pharmaceuticals in 2016.

Testosterone gels dominate the testosterone replacement therapy market in terms of sales dollars while intramuscular injections have the highest market share in the testosterone replacement market in terms of annual prescriptions. While gels are a widely-used form of testosterone replacement therapy, there is a risk of transference; additionally, the gels are messy to apply and have significant compliance issues leading to high rates of discontinuance among patients. Additionally, intramuscular injections have the potential to cause pulmonary embolisms as well as cause injection site reactions, scarring, pain and risk of infection in patients. We believe, a safe and effective oral therapy could potentially increase patient convenience and compliance, while eliminating the testosterone transference risk associated with gels and injection site reaction of injectables.

The FDA has granted a therapeutic equivalence ("TE") rating of AB to “generic” versions of approved products which have been approved via a 505(b)(2) NDA.  In July 2014, FDA granted the AB rating to Perrigo’s 1% testosterone gel drug product (NDA 203098) approved in January 2013, and a BX rating to Teva’s 1% gel drug product (NDA 202763) approved in February 2012.  Each are versions of AbbVie’s Androgel 1.0% and employed 505(b)(2) submissions citing AndroGel as their reference listed drugs ("RLD").  Teva’s version was found to be bioinequivalent to AndroGel, hence the BX rating.  Upsher-Smith Laboratories also received approval for a version of Auxilium’s Testim (Vogelxo™; NDA 204399) in June 2014 using the same pathway. In January of 2015, the FDA determined that Vogelxo™ is therapeutically equivalent to Testim and received an AB rating. In August 2015, the FDA granted AB rating to Perrigo’s 1.62% testosterone gel drug product (NDA 204268) which also received FDA approval in August 2015. Eli Lilly and Acrux’s Axiron will face patent expiry in February 2017. The FDA has approved and tentatively approved ANDAs from Actavis (ANDA 204571) and Perrigo (ANDA 204255), respectively

Other Therapies in Development

Recently there has been increased interest in developing oral testosterone replacement therapies as well as testosterone therapies which are not considered testosterone replacement and as such will need to achieve efficacy endpoints in addition to endpoints related to serum testosterone levels that are required for testosterone replacement therapies.

Clarus Therapeutics, Inc. has completed two Phase 3 clinical studies and subsequently filed an NDA in early 2014 with Jatenzo® (formerly Rextoro® and CLR-610), a twice-daily oral softgel capsule of TU, as a testosterone replacement therapy for the treatment of hypogonadism in men. On September 18, 2014, Clarus and the FDA had an Advisory Committee meeting to evaluate the safety and efficacy of Jatenzo. 18 of the 21 members of the Advisory Committee voted that the overall benefit/risk profile of Rextoro is not acceptable to support approval for T-replacement therapy. The PDUFA date for the Jatenzo NDA was November 2014 with the FDA issuing a CRL. Post receipt of the CRL, Clarus announced the conduct of a third Phase 3 clinical trial for Jatenzo to confirm efficacy as well as its intention to conduct a food/fat effect study with Jatenzo.

Antares Pharma, Inc. is developing a testosterone enanthate auto-injector administered subcutaneously once each week. The product candidate completed a double-blind, multiple-dose, 12-week efficacy and 52-week safety Phase 3 study in October 2015 and completed a dose-blinded, multiple-dose, concentration controlled 28-week safety and pharmacokinetic study in June 2016. Antares filed an NDA with the FDA for their testosterone auto-injector in December 2016.

Marius Pharmaceuticals is developing a twice-daily oral testosterone undecanoate as a testosterone replacement therapy for the treatment of hypogonadism in men and in the treatment of Constitutional Delay of Growth and Puberty in adolescent boys (14-17 years of age). The product candidate has completed Phase 2 clinical trials in hypogonadal males and an end of Phase 2 meeting has been requested of the FDA. Marius is also developing oral testosterone for the treatment of Klinefelter's syndrome with a Phase 2 study planned.

Novartis is currently developing BGS649, an aromatase inhibitor, as a testosterone therapy for the treatment of obese, hypogonadotropic hypogonadal men.

TesoRx Pharma LLC is developing a potential once-daily oral bio-identical testosterone, TSX-002, in the treatment of Constitutional Delay of Growth and Puberty. Phase 2 clinical studies have been completed. TesoRx is also developing a next generation potential once-daily, oral testosterone undecanote product candidate, THG-1001, as a testosterone replacement therapy for the treatment of hypogonadism in men. An IND has been filed for THG-1001 with the next step being a dose-ranging/titration study.

Repros Therapeutics Inc. filed an NDA in the first quarter of 2015 with enclomiphene citrate, an orally-bioavailable isomer of the selective estrogen receptor modulator clomifene citrate, as a testosterone therapy for the treatment of male secondary hypogonadism. The FDA cancelled the scheduled November 3, 2015 Advisory Committee meeting and subsequently enclomiphene citrate received a CRL from the FDA in November 2015.

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

AMAG Pharmaceuticals acquired Makena from Lumara Health Inc. in November 2014 for an upfront consideration of $675.0 million ($600.0 million in cash and $75.0 million in AMAG Pharmaceuticals stock) and additional contingent consideration of up to $350.0 million based on achievement of certain sales milestones. Net sales of Makena in 2016 were approximately $334.1 million with 2017 projected Makena net sales of between $410.0 and $440.0 million.

Manufacturing Agreement

On March 3, 2016, we entered into a Commercial Manufacturing Services and Supply Agreement (the “Manufacturing Agreement”) with M.W. Encap Ltd. (“Encap”), a United Kingdom based contract manufacturer, a division of Capsugel Dosage Form Solutions. Pursuant to the Manufacturing Agreement, Encap has agreed to manufacture and supply bulk commercial quantities of LPCN 1021. From the effective date of the Manufacturing Agreement through the fifth anniversary of the date that FDA approval is obtained for the sale and marketing of LPCN 1021 in the United States unless earlier terminated, we have agreed to purchase a minimum of LPCN 1021 on an annual basis from Encap once we receive commercial approval on the basis of a 12-month rolling commercial forecast in which the first 3 months of each rolling forecast are binding on us. Such forecast may be subsequently increased or decreased by us pursuant to the terms of the Manufacturing Agreement.

In general, we may terminate the Manufacturing Agreement without incurring any fees or costs upon 90 days written notice or immediately if Encap is not able to meet our reasonable requirements of LPCN 1021. We and Encap may each terminate the Manufacturing Agreement upon a material breach of the Manufacturing Agreement by the other party, so long as the other party has not cured such breach within a defined period after written notice of the breach by the non-breaching party or in the event the other party becomes insolvent or goes into bankruptcy, liquidation or receivership. Encap may terminate the Manufacturing Agreement if we have not placed a firm order for LPCN 1021 within a defined period of time from the date of FDA approval of LPCN 1021. Additionally, Encap may terminate the Manufacturing Agreement without cause upon the provision of written notice within a defined period of time advance written notice.

Additionally, we entered into an Agreement for the Manufacture of Testosterone Undecanoate Liquid Fill Capsules and the Conduct of an ICH Stability Study in Support of Product Registration with Encap pursuant to which Encap manufactured and supplied to us a total of six lots of LPCN 1021 capsules under current good manufacturing practices. These lots were used in Lipocine’s Phase 3 study for LPCN 1021. Under the agreement, Encap is also conducting an International Conference on Harmonisation stability program on all six capsule lots in support of our anticipated resubmitted NDA filing for LPCN 1021. If Encap is unable to produce sufficient capsules for our future clinical trials or to support demand for LPCN 1021 if it becomes commercially available, our revenue and profitability would be adversely affected.

Intellectual Property

Drug Delivery Technologies for Lipophilic Drug Substances

LPCN 1021 is an oral formulation of the lipophilic prodrug testosterone undecanoate, utilizing our proprietary technology for improved delivery of lipophilic therapeutic agents. Our patent portfolio is directed to various types of compositions and methods for delivery of lipophilic drugs, which are drugs that are soluble in lipids. As of March 6, 2017, we otherwise own or control 18 issued U.S. patents, 31 pending U.S. patent applications, 16 issued foreign patents, 32 pending foreign patent applications and 7 pending Patent Cooperation Treaty (“PCT”) applications. Of the above, we have 11 issued U.S. patents, 19 pending U.S. patent applications, 13 issued foreign patents, 5 pending foreign patent applications and 3 PCT applications relating to various aspects of LPCN 1021.

We also hold license rights in fields other than cough and cold, to 2 U.S. patents and 1 U.S. applications (and related foreign patents and applications) that we previously assigned to Spriaso LLC, which could be possibly used with future product candidates.

Our issued U.S. Patent No. 6,267,985 covers pharmaceutical compositions comprising a therapeutic agent solubilized in a triglyceride, and it is expected to expire in 2019. We have corresponding patents in Australia, Canada, and New Zealand. These corresponding foreign patents are all expected to expire in 2020. Our issued U.S. Patents No. 6,569,463 and 6,923,988 cover various aspects of pharmaceutical compositions comprising a hydrophobic active ingredient admixed with a hydrophilic surfactant and other components (for example, a lipophilic additive). These issued patents are expected to expire in 2019 and 2020, respectively, and if pending U.S. applications were to issue as patents, their expected expiration would be in 2019. We have corresponding patents in Canada which are expected to expire in 2020.

We have 2 issued US patents (U.S. Patent No. 8,865,695 and U.S. Patent No. 8,778,922), 2 pending U.S. patent applications, one issued patent in each of Canada, Japan and Mexico and 5 corresponding foreign patent applications (one each in Europe, Hong Kong, Australia, Brazil, and India) directed to oral pharmaceutical compositions comprising a testosterone ester and methods of their use. These patents and applications, if they issue, are expected to expire in 2029 in the U.S. and 2030 in foreign jurisdictions. The Australian application was being opposed by Clarus, Inc. Clarus and Lipocine have reached a settlement with regards to the Australian opposition.

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

We have 4 issued patents and 3 pending U.S. applications directed to high strength capsule formulations of testosterone undecanoate and methods of their use. These patents and applications, if they issue, are expected to expire in 2030.

We have 1 pending U.S. patent application related to solid dosage forms that have testosterone undecanoate. This application, if it issues, is expected to expire in 2030.

We currently do not have patent protection for LPCN 1021 in many countries, including territories such as India, Russia, and China, and we will be unable to prevent patent infringement in those countries unless we can file patent applications and obtain patents in those countries that cover LPCN 1021. We currently have 3 PCT applications pending which can be entered into the national phase of such countries to protect LPCN 1021. Additionally, the 6 U.S. patents that could be listed in the FDA Orange Book for LPCN 1021 are expected to expire in 2019, 2020, 2029 and 2030. If we are marketing the LPCN 1021 product at the time the patents expire and have no other issued U.S. patents covering the product, then we will lose certain advantages that come with FDA Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the three patents.

US Patent No. 8,951,996 (along with 4 additional related US issued patents) and 3 pending U.S. patent applications with corresponding counterpart applications filed in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand (granted), Russia, South Africa (granted) and South Korea are related to our LPCN 1107 product candidate. We have an additional PCT application. These U.S. patents and pending U.S. patent applications, if they issue, are expected to expire as early as 2031, and the foreign patent applications if they issue, are expected to expire in 2032.

US applications with corresponding counterparts filed in Argentina, Australia, Brazil, China, Europe, India, Israel, Japan, Mexico, New Zealand, Paraguay, South Africa, South Korea, Taiwan, Uruguay and Venezuela and 3 PCT applications as well which can be filed into other foreign jurisdictions at the appropriate time, are being prosecuted to protect our LPCN 1111 product candidate. We have one issued US patent related to LPCN 1111 that is expected to expire in 2035. The U.S. patent applications, if they issue, are expected to expire as early as 2029, and the foreign patent applications if they issue, are expected to expire as early as 2034.

We expect to file new patent applications in the future in an attempt to further cover to various aspects of our products and product development.

See Item 3 – Legal Proceedings, for a discussion of intellectual property related legal proceedings.

Government Regulation

The Regulatory Process for Drug Development

The production and manufacture of our product candidates and our research and development activities are subject to regulation by various governmental authorities around the world. In the United States, drugs and products are subject to regulation by the FDA. There are other comparable agencies in Europe and other parts of the world. Regulations govern, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products. Applicable legislation requires licensing of manufacturing and contract research facilities, carefully controlled research and testing of products, governmental review and/or approval of results prior to marketing therapeutic products. Additionally, adherence to good laboratory practices, or GLP, good clinical practices, or GCP, during clinical testing and current good manufacturing practices, or cGMP, during production is required. The system of new drug approval in the United States is generally considered to be the most rigorous in the world and is described in further detail below under “United States Pharmaceutical Product Development Process.”

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

It takes many years for a typical experimental drug to go from concept to approval. The process required by the FDA before a pharmaceutical product may be marketed in the United States generally includes the following:

•	Completion of preclinical laboratory tests and animal studies. The latter often conducted according to GLPs or other applicable regulations, as well as synthesis and drug formulation development leading ultimately to clinical drug supplies manufactured according to cGMPs;

•	Submission to the FDA of an Investigational New Drug application (“IND”), which must be submitted to the FDA and become effective before human clinical trials may begin in the United States;

•	Performance of adequate and well-controlled human clinical trials according to the FDA’s current GCPs, to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

•	Submission to the FDA of a New Drug Application (“NDA”) for a new pharmaceutical product;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

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

21st Century Cures Act

The 21st Century Cures Act (Public Law No. 144-255) was enacted on December 13, 2016. This sweeping legislation makes significant changes to the way that FDA approves new drugs and medical devices. Among other things, the legislation calls on FDA to consider new types of data, such as patient experience data, in its drug approval process. The legislation also permits drug manufacturers to utilize new types of clinical trial designs in order to collect data in the drug approval process. The intent of many of the statute’s provisions are to speed the approval of new drugs and medical devices. Whether the 21st Century Cures Act realizes these goals will depend on the adoption of new FDA regulations, policy guidance and FDA approval practices.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including, but not limited, to the Centers for Medicare and Medicaid Services and other divisions of the United States government, including the U.S. Federal Communications Commission, the Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, if a drug product is reimbursed by Medicare, Medicaid, or other federal or state healthcare programs, our company, including our sales, marketing and scientific/educational grant programs, among others, must comply with federal healthcare laws, including, but not limited to, the federal Anti-Kickback Statute, false claims laws, civil monetary penalties laws, healthcare fraud and false statement provisions and data privacy and security provisions under the Health Insurance Portability and Accountability Act, or HIPAA, the Physician Payment Sunshine Act, and any analogous state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, or OBRA, and the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. Among other things, OBRA requires drug manufacturers to pay rebates on prescription drugs to state Medicaid programs and empowers states to negotiate rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. Additionally, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, collectively, ACA, substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, ACA establishes: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There may continue to be additional proposals relating to the reform of the U.S. healthcare system, in the future, some of which could further limit coverage and reimbursement of drug products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements may apply.

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

Under the services agreement, we will provide facilities and up to 10% of the services of certain employees to Spriaso for a period of up to 18 months which expired January 23, 2015. Effective January 23, 2015, we entered into an amended services agreement with Spriaso in which we agreed to continue providing up to 10% of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016 and again on January 23, 2017 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and us. Additionally, Spriaso filed its first NDA in 2014, and as an affiliated entity of Lipocine, it used up the one-time waiver of user fees for a small business submitting its first human drug application to FDA.

Employees

As of December 31, 2016, we had 14 full time employees and we also utilize the services of consultants on a regular basis. Eight employees are engaged in drug development activities and six are in general, administration. marketing and sales functions. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Available Information

Our website address is www.lipocine.com. We make available free of charge on the Investor Relations portion of our website, ir.lipocine.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Our expectations regarding the success of our product candidates, including our clinical candidates and lead compounds, and our business are based on projections which may not be realized for many scientific, business or other reasons. We therefore cannot assure investors that we will be able to adhere to our current schedule. We set goals that forecast the accomplishment of objectives material to our success: selecting clinical candidates, product candidates, failures in research, the inability to identify or advance lead compounds, identifying target patient groups or clinical candidates, the timing and completion of clinical trials, and anticipated regulatory approval. The actual timing of these events can vary dramatically due to factors such as slow enrollment of patients in studies, uncertainties in scale-up, manufacturing and formulation of our compounds, failures in research, the inability to identify clinical candidates, failures in our clinical trials, requirements for additional clinical trials and uncertainties inherent in the regulatory approval process and regulatory submissions. Decisions by our partners or collaborators may also affect our timelines and delays in achieving manufacturing capacity and marketing infrastructure sufficient to commercialize our products. The length of time necessary to complete clinical trials and to submit an application for marketing approval by applicable regulatory authorities may also vary significantly based on the type, complexity and novelty of the product candidate involved, as well as other factors.

We depend primarily on the success of our lead product candidate, LPCN 1021, for which we recently received a Complete Response Letter from the FDA and which may not receive regulatory approval or be successfully commercialized.

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

Although we have completed a pivotal Phase 3 trial of LPCN 1021, approval from the FDA is not guaranteed. On June 29, 2016, we announced that we had received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. As a result, we initiated the DV study in response to the FDA’s request in December 2016. The DV study is assessing LPCN 1021 in 100 hypogonadal males on a fixed daily dose (no titration) of 450 mg divided into two equal doses. We also initiated the DF study to assess LPCN 1021 in 100 hypogonadal males on a fixed daily dose (no titration) of 450 mg divided into three equal doses. These additional clinical trials for LPCN 1021 will require capital and may result in delays in approving LPCN 1021 and commercializing LPCN 1021, if it is approved. There is no guarantee of approval of LPCN 1021, even if these additional activities are performed. If the FDA denies or further delays approval of LPCN 1021, our business would be materially and adversely harmed. If the FDA does approve LPCN 1021, but we are unsuccessful in commercializing LPCN 1021, our business will be materially and adversely harmed.

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

Even if LPCN 1021 is approved, the FDA may limit the indications for which it may be used, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies including participation in a long-term TRT consortium cardiovascular study and surveillance or other risk management measures to monitor the safety or efficacy of LPCN 1021. Further, in the event that we seek regulatory approval of LPCN 1021 outside the United States, such markets also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of LPCN 1021 in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

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

If T-replacement therapies are found, or are perceived, to create health risks, our ability to sell LPCN 1021 and LPCN 1111 could be materially adversely affected and our business could be harmed. Even if our LPCN 1021and our LPCN 1111 are approved, physicians and patients may be deterred from prescribing and using T-replacement therapies, which could depress demand for LPCN 1021 and LPCN 1111 and compromise our ability to successfully commercialize LPCN 1021 and LPCN 1111.

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

The Advisory Committee also held a meeting on September 18, 2014 to evaluate the safety and efficacy of Jatenzo, an oral TU submitted to the FDA by Clarus Therapeutics for the proposed indication of T-replacement therapy. 18 of the 21 members of the Advisory Committee voted that the overall benefit/risk profile Rextoro was not acceptable to support approval for T-replacement therapy. The Advisory Committee agreed that an oral TU as a T-replacement therapy is promising and that it would be of great value to patients to have an oral treatment option, but they did not believe the current Rextoro data supported approval.

It is possible that the FDA may request an Advisory Committee meeting to evaluate the safety and efficacy of LPCN 1021 as a T-replacement product if and when we resubmit our NDA to the FDA for LPCN 1021. The outcome of such a meeting, if held, including the overall risk and benefit profile of LPCN 1021 or data adequacy, may be unfavorable for marketing approval of LPCN 1021.

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

Demonstrated T-replacement therapy safety risks, as well as negative publicity about the risks of hormone replacement therapy, including T-replacement, could hurt sales of and impair our ability to successfully commercialize LPCN 1021 and LPCN 1111, if approved. On March 19, 2015, we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for LPCN 1021. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to approval the of NDA for LPCN 1021. If the FDA changes its position, however, and concludes that a cardiovascular trial is required prior to approving our NDA for LPCN 1021, such trial would require substantial financial resources, would delay the regulatory process for LPCN 1021 and our entry into the marketplace, all of which would have a materially adverse impact on our business.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act (“ACA”), as amended by the Healthcare and Education Affordability Reconciliation Act, became law in the United States. ACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. The provisions of ACA of importance to our potential product candidates include the following:

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

In addition, other legislative changes have been proposed and adopted since ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Bipartisan Budget Act was enacted on November 2, 2015, and among provisions, restricts the types of facilities that may receive hospital reimbursement under Medicare. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

Moreover, President Trump has indicated a desire to repeal ACA. In 2017, leaders in the 115 United States Congress have indicated they are developing legislative proposals to replace ACA with new proposals to provide incentives for continuous health insurance coverage and insurance market reforms. The implementation of further cost containment measures or the repeal of ACA or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

On his first day in office, US President Donald Trump issued an Executive Order to begin the process of dismantling the ACA. The Order affirmatively states the new administration’s intent to seek repeal of the ACA. The President and Republicans in Congress have communicated that they will soon unveil plans to repeal and replace the ACA, but the replacement may not be completed until 2018. Approximately 20 million previously uninsured Americans now have coverage because of the ACA. The overhaul of the ACA is creating uncertainty for patients, providers, payers and pharmaceutical manufacturers. In the event that millions of people lose their health insurance with repeal and replace, there will be less spending on pharmaceuticals which could have a material adverse effect on our financial operations.

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

The following T-replacement therapies currently on the market in the United States would compete with LPCN 1021:

•	T-gels, such as AndroGel (marketed by Abbvie) and Perrigo's AB-rated 1% generic of Androgel, Testim (marketed by Endo Health Solutions, or Endo), Fortesta (marketed by Endo); and, additionally TEVA has a FDA approval for a T-gel but has not yet launched the product;

•	T-topical solutions, such as Axiron, a metered dose lotion marketed by Eli Lilly and Co.;

•	T-injectables;

•	Branded longer-acting injectables, such as Aveed (marketed by Endo);

•	T-nasals, such as Natesto (marketed by Aytu);

•	methyl-T, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);

•	transdermal patches, such a Androderm (marketed by Allergan.);

•	buccal patches, such as Striant (marketed by Endo);

•	generic testosterone enanthate intra-muscular injectables;

•	authorized generic T-gels; and

•	subcutaneous injectable pellets, such as Testopel (marketed by Endo).

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

Several companies have filed Abbreviated New Drug Applications, or ANDAs, seeking approval for generic versions of existing T-gels. For example, in April 2012 Perrigo Company filed an ANDA with the FDA seeking approval for a generic version of Androgel 1.62%. In response to this ANDA, the marketer of AndroGel 1.62% filed patent infringement lawsuits against Perrigo Company to block the approval and marketing of the generic product. In August 2015, the FDA approved the ANDA submitted by Perrigo Company and Perrigo’s generic product was also granted 180 days of generic drug exclusivity. The marketer of Androgel 1.62% may enter into an agreement with Perrigo Company to delay the introduction of a generic Androgel 1.62%. Additionally, in July 2003, Actavis and Par Pharmaceutical, or Par, filed ANDAs with the FDA seeking approval for generic versions of AndroGel 1%. In response to these ANDAs, the marketer of AndroGel 1% filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. In 2006, all the subject companies reached an agreement pursuant to which Actavis agreed not to bring a generic version of AndroGel 1% to the market until August 2015, and Par agreed not to bring a generic version to market until February 2016. The U.S. Federal Trade Commission has questioned the legality of such “pay-to-delay” agreements, and the Supreme Court ruled in June 2013 that such agreements may not be valid. The impact of this ruling on the agreements between the marketer of AndroGel 1% and Actavis and Par, as well as the timing and eventual marketing of generic versions of their respective products, is uncertain at this point.

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

LPCN 1107 is in a very early stage of development and consequently the risk that we fail to commercialize LPCN 1107 and related products is high. In particular, we have only conducted three Phase 1 clinical studies with this product candidate. Two of the studies were in healthy pregnant women and one was in healthy women. Although these studies demonstrated oral absorption of LPCN 1107 is possible, we may not be able to match or exceed Cavg blood levels shown with the intramuscular injection comparator product over a longer duration. Furthermore, our completed Phase 1 clinical studies may not be predictive of safety concerns that may arise in pregnant women or demonstrate that LPCN 1107 has an adequate safety profile to warrant further development. The FDA may also require further preclinical studies. All of these factors can impact the timing of and our ability to continue development of LPCN 1107.

In addition, a number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials, even after achieving positive results in early stage development. Accordingly, our results from our Phase 1a, our Phase 1b and our multi-dose PK dose selection studies may not be predictive of the results we may obtain from further studies and trials.

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population may not be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study results, we had an End-of-Phase 2 meeting with the FDA in the second quarter of 2016, as well as subsequent guidance meetings to agree on a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to FDA approval, if granted, being a Subpart H approval as opposed to a full approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA suggested NI margin of 7% for the primary end point may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s feedback of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. Lipocine plans to submit the LPCN 1107 Phase 3 protocol to the FDA via a SPA in the first half of 2017. Additionally, manufacturing scale-up work for LPCN 1107 is being planned and needs to occur before the start of the Phase 3 clinical study for LPCN 1107. A planned food-effect study will also need to be conducted either before or in parallel with the Phase 3 clinical study. Once started, the anticipated Phase 3 program for an NDA filing for LPCN 1107 will be very long and expensive.

LPCN 1111 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 1111 is in a very early stage of development. We have completed a Phase 2a and Phase 2b study in hypogonadal men. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with LPCN 1111 in hypogonadal men and a good dose response. Results of the Phase 2b study suggest that the primary objectives were met, including identifying the dose expected to be tested in a Phase 3 study. Future studies may not have similar clinical results. Additionally, we have preliminary data demonstrating absorption of LPCN 1111 in dogs and in postmenopausal females.

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

Several factors could significantly affect the prospects for LPCN 1111, including factors relating to the regulatory approval and clinical development challenges for LPCN 1111 discussed above. The anticipated Phase 3 program for an NDA filing for LPCN 1111, however, could be very long and expensive.

Our research and development programs and processes are at an early stage of development, which makes it difficult to evaluate our business and prospects, or predict if or when we will successfully commercialize our product candidates.

Our operations to date have primarily been limited to conducting research and development activities under license and collaboration agreements. Our current portfolio consists of our lead product candidate LPCN 1021 as well as two additional earlier stage clinical candidates, LPCN 1111 and LPCN 1107. We have never marketed or commercialized a drug product. Consequently, any predictions about our future performance may not be as accurate as they could be if we were further along our commercialization path. In addition, as a pre-commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

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

In order to obtain regulatory clearance for the commercial sale of any of our product candidates, we must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. Obtaining approval of any of our product candidates is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval for many reasons, including:

•	we may not be able to demonstrate that the product candidate is safe and effective to the satisfaction of the FDA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the contract research organization (“CRO”) that we retain to manage our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that a particular product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials or may require that we conduct additional trials;

•	the FDA may not accept data generated at our clinical trial sites;

•	if our NDA once submitted is reviewed by an Advisory Committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy (“REMS”) as a condition of approval;

•	the FDA may require longer or additional duration of stability data on the clinical lots prior to initiation of further clinical trials;

•	the FDA may identify deficiencies in the formulation or stability of our product candidates or products, or relating to our manufacturing processes or facilities, or in the processes and facilities of the contract manufacturing organization, or CMO, our suppliers or other third parties that may be utilized in the production supply chain of our products; and

•	with respect to LPCN 1021 and LPCN 1111, the FDA may not grant a five-year exclusivity as the active is a Testosterone prodrug.

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

Physicians often show a reluctance to switch their patients from existing drug products even when new and potentially more effective and convenient treatments enter the market. Also, physicians may be reluctant to switch patients if adequate reimbursement for new products is not available. In addition, patients often acclimate to the brand or type of drug product that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch drug treatments due to lack of reimbursement for existing drug treatments and only if the new product has adequate reimbursement. The existence of either or both of physician or patient reluctance in switching to our products would have a material adverse effect on our operating results and financial condition.

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

As of December 31, 2016, we had only 14 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of LPCN 1021. If our management is unable to effectively manage our future growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

For example, to our knowledge, hydroxyprogesterone caproate (“HPC”) has not been administered orally in a published clinical trial in any pregnant woman for the prevention of preterm birth. We cannot be certain of the safety profile upon single oral or multiple oral administration of LPCN 1107 to the patient or the fetus and its long term side effects on the mother as well as the child because (i) oral performance of LPCN 1107 may be substantially different from efficacy and/or safety standpoint compared to FDA approved and commercialized intramuscular HPC, Makena, and (ii) oral delivery of HPC could have a very different pharmokinetic and/or pharmacodynamic profile that has never been experienced with non-oral administration of HPC, thus having its own significant liability exposure independent of known safety of non-oral HPC in humans.

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

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. The lawsuits contain substantially identical allegations and allege that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for LPCN 1021 to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuits seek certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. Additionally on November 2, 2015, Clarus Therapeutics filed a complaint against us in the United States District Court for the District of Delaware alleging that LPCN 1021 will infringe Clarus’ 428 patent. The Clarus complaint was dismissed by the District Court in 2016, because at the time there was no actionable infringement on Clarus’ 428 patent. While the Clarus complaint has been dismissed, the possibility remains that Clarus could submit its claim again if LPCN 1021 is approved by the FDA and enters the marketplace.

Securities legislation in the United States makes it relatively easy for stockholders to sue. This can lead to frivolous law suits which take substantial time, money, resources and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. Biotechnology and pharmaceutical companies, including the Company, have experienced significant stock price volatility in recent years, increasing the risk of such litigation. As we defend the class action lawsuits or future patent infringement actions should they be filed, or if we are required to defend additional actions brought by other shareholders, we may be required to pay substantial litigation costs and managerial attention and financial resources may be diverted from business operations even if the outcome is in our favor.

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

We engaged a CRO to conduct our pivotal Phase 3 trial for LPCN 1021 as well as the on-going DV and DF studies for LPCN 1021. As a result, we have less direct control over the conduct of our clinical trials, the timing and completion of the trials and the management of data developed through the trials than if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, including CROs, may:

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

Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, or GCP, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

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

We rely on a single third-party supplier for our supply of TU, the active pharmaceutical ingredient of LPCN 1021. We do not have supply agreements in place with this supplier. We have purchased sufficient quantities of TU for our on-going DV and DF studies as well as for early commercial launch supplies should LPCN 1021 get approved by the FDA. We plan on using this same supplier for our commercialization needs if LPCN 1021 is approved. Since there are only a limited number of TU suppliers in the world, if this supplier ceases to provide us with TU, we may be unable to procure TU on commercially favorable terms, may not be able to obtain it in a timely manner, or may not be able to qualify a new supplier timely post FDA approval, if that occurs. Furthermore, the limited number of suppliers of TU may provide such companies with greater opportunity to raise their prices. Any increase in price for TU will likely reduce our gross margins.

We rely on limited suppliers for our supply of inactive ingredients and the loss of these suppliers could harm our business.

We rely on limited qualified third-party raw material suppliers for our supply of inactive ingredients of LPCN 1021. We do not have supply agreements in place with these suppliers. We purchased sufficient quantities of these inactives for our on-going DV and DF studies as well as for early commercial launch of LPCN 1021 if it is approved. We plan on using these same suppliers for our commercialization needs if LPCN 1021 is approved. We may be unable to procure inactives on commercially favorable terms, or may not be able to obtain them in a timely manner. Any increase in price for inactives will likely reduce our gross margins.

We depend on M.W. Encap Ltd. for the supply of the LPCN 1021 capsules and the loss of this supplier would significantly harm our business.

We have entered into a Commercial Manufacturing Services and Supply Agreement with M.W. Encap Ltd. (“Encap”), a United Kingdom based contract manufacturer, a division of Capsugel Dosage Form Solutions. Pursuant to the Agreement, Encap has agreed to manufacture and supply bulk commercial quantities of LPCN 1021. Encap is currently our sole contract manufacturer and is our sole supplier of LPCN 1021 for our clinical trials on a worldwide basis. If Encap is unable to produce sufficient capsules, for whatever reason, to support demand for LPCN 1021 if it becomes commercially available, our revenue and profitability would be materially and adversely harmed. Also, we may not be able to engage an alternative supplier to meet our needs.

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

Results of clinical trials and preclinical studies of our current and potential product candidates may not be viewed favorably by us or third parties, including the FDA or other regulatory authorities, investors, analysts and potential collaborators. The same may be true of how we design the clinical trials of our product candidates and regulatory decisions affecting those clinical trials. Pharmaceutical company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when a product candidate did not otherwise meet expectations. The final results from our clinical development programs may be negative, may not meet expectations or may be perceived negatively. The designs of our clinical trials (which may change significantly and be more expensive than currently anticipated depending on our clinical results and regulatory decisions) may also be viewed negatively by third parties. We may not be successful in completing these clinical trials on our projected timetable, if at all. In addition, we may never achieve FDA approval for any of our product candidates, which could cause our stock price to decline significantly and have other significant adverse effects on our business.

If we do not maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal controls over financial reporting from our accounting firm, if and when required, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline. For so long as we remain as an emerging growth company, our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting. We will be an emerging growth company until December 31, 2017.

We will incur additional expenses to comply with the requirements of being a public company in the United States.

As a public company, and particularly after we cease to be an “emerging growth company”, we incur significantly more legal, accounting and other expenses than as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and U.S. stock exchanges impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly.

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

In recent years, the stock of other biotechnology and biopharmaceutical companies has experienced extreme price fluctuations that have been unrelated to the operating performance of the affected companies. There can be no assurance that the market price of our shares of common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. These fluctuations may result due to macroeconomic and world events, national or local events, general perception of the biotechnology industry or to a lack of liquidity. In addition, other biotechnology companies or our competitors’ programs could have positive or negative results that impact their stock prices and their results, or stock fluctuations could have a positive or negative impact on our stock price regardless whether such impact is direct or not.

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

The stock prices of many companies in the biotechnology industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Following periods of volatility in the market price of a company’s securities, securities class action litigation often has been initiated against a company. For example, on July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. Due to this class action litigation initiated against us or any future class action litigation that may be initiated against us, we may incur substantial costs and our management’s attention may be diverted from our operations, which could significantly harm our business. In addition, this litigation could lead to increased volatility in our share price.

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

As of December 31, 2016, our executive officers and directors beneficially owned approximately 11.1% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the fourth quarter of 2016 was approximately 495,000 shares per day with volumes continuing to decrease in 2017. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

We will need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	current and future clinical trials for our product candidates, including for LPCN 1021;

•	the scope, size, rate of progress, results and costs of completing ongoing clinical trials and development plans with our product candidates, including any cardiovascular study required for LPCN 1021;

•	the duration of regulatory uncertainty relating to the TRT class;

•	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;

•	payments received under any strategic partnerships or collaborations that we may enter into in the future, if any;

•	the cost of filing, prosecuting and enforcing patent claims; and

•	the costs associated with commercializing our product candidates if we receive marketing approval, including the cost and timing of developing internal sales and marketing capabilities or entering into strategic collaborations to market and sell our products.

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

We have focused a significant portion of our efforts on developing LPCN 1021. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of December 31, 2016, we had an accumulated deficit of $105.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1021, LPCN 1111 and LPCN 1107, if initiated. In addition, if we obtain marketing approval for LPCN 1021, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we advance our lead product candidate, LPCN 1021, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act (i.e., December 31, 2017). Decreased disclosures in our SEC filings due to our status as an “emerging growth company” may make it harder for investors to analyze our results of operations and financial prospects.

We are currently using the reduced disclosure requirements afforded emerging growth companies and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently using the reduced disclosure requirements afforded “emerging grown companies”. “Emerging growth companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. We will continue to be an “emerging growth company” until December 31, 2017. Decreased disclosures in our SEC filings may make it harder for investors to analyze our results of operations and financial prospects.

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

In addition, on May 15, 2015 we filed a patent application with the U.S. Patent and Trademark Office ("PTO"), and our application requests that the PTO declare an interference between our patent application and Clarus Therapeutics’ (“Clarus”) U.S. Patent No. 8,828,428 (“the Clarus 428 Patent”). Pursuant to Lipocine's request, on December 4, 2015, the Patent Trial and Appeal Board declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the Senior Party in the interference. We are awaiting the judge’s decisions based on the motions, oppositions and replies filed by both parties. Interference proceedings may fail and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party; our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if we are successful in such interference, it may result in substantial costs to us and distraction to our management.

This interference proceeding will consume a portion of our capital resources. Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates and impair our ability to raise needed capital.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to our product candidates. As the biotechnology, pharmaceutical, and related industries expand and more patents are issued, the risk increases that others may assert that our product or product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their formulations or methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product, product candidates, technology or methods. For example, on November 2, 2015, Clarus filed a complaint against us in the United States District Court for the District of Delaware alleging that LPCN 1021 will infringe the Clarus 428 Patent, and the complaint sought damages, declaratory and injunctive relief.  On October 6, 2016, United States District Court of the District of Delaware granted our motion to dismiss the lawsuit filed by Clarus, because at the time there was no actionable infringement on Clarus’ 428 patent.  While the Clarus complaint has been dismissed, the possibility remains that Clarus could submit its claim again if LPCN 1021 is approved by the FDA and enters the marketplace.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology, pharmaceutical, and related industries generally. If a third-party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

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

Our patent portfolio related to our product candidates includes patents in the United States and other foreign countries. The covered technology and the scope of coverage varies from country to country. For those countries where we do not have granted patents, we have no ability to prevent the unauthorized use of our intellectual property, and third parties in those countries may be able to make, use, or sell products identical to, or substantially similar to our product candidates.

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

On May 15, 2015, we filed a patent application with the PTO, and our application requests that the PTO declare an interference between our patent application and the Clarus 428 Patent.  Pursuant to Lipocine's request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the Senior Party in the interference. We are awaiting the patent Judge’s decisions based on the motions, oppositions and replies filed by both parties.

On November 2, 2015, Clarus filed a complaint against us in the United States District Court for the District of Delaware alleging that LPCN 1021 will infringe the Clarus 428 Patent, and the complaint sought damages, declaratory and injunctive relief.  On October 6, 2016, United States District Court of the District of Delaware granted our motion to dismiss the lawsuit filed by Clarus, because at the time there was no actionable infringement on Clarus’ 428 patent. While the Clarus complaint has been dismissed, the possibility remains that Clarus could submit its claim again if LPCN 1021 is approved by the FDA and enters the marketplace.

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., 3:16-cv-04009-BRM-LHG, filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. The lawsuits contain substantially identical allegations and allege that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for LPCN 1021 to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuits seek certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable relief. On December 2, 2016, the court granted plaintiff’s motion to consolidate the various lawsuits and appointed Pomerantz LLP as lead counsel and Lipocine Investor Group as lead plaintiff. The court also stated that all filings shall bear the caption In re Lipocine Inc. Securities Litigation. On December 9, 2016, defendants filed an unopposed motion to transfer the action to the United States District Court for the District of Utah, which is currently pending before the court. On December 20, 2016, the court entered a briefing schedule providing that Plaintiff’s consolidated amended complaint is due 45 days after the Order to Transfer is entered and setting a briefing schedule regarding defendants' anticipated motion to dismiss. We believe that the claims in the lawsuits are without merit and will defend against them vigorously. We maintain insurance for claims of this nature, which management believes is adequate. Moreover, we believe, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on our financial position, although we will have to pay the insurance retention amount in connection with the lawsuit

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on The NASDAQ Capital Market.

The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on The NASDAQ Capital Market.

	High	Low
2015
First Quarter	$8.20	$5.07
Second Quarter	8.58	6.50
Third Quarter	18.54	7.89
Fourth Quarter	14.38	10.22

2016
First Quarter	$12.92	8.14
Second Quarter	12.48	3.04
Third Quarter	4.48	3.04
Fourth Quarter	5.54	3.06

Holders

As of March 3, 2017, there were approximately 136 holders of record of our common stock. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

Performance Graph and Table

The following graph shows a comparison from October 21, 2013 (the date of Lipocine Inc.’s Exchange Act registration through the filing of a Form 8-A) through December 31, 2016 of the cumulative total return for (i) our ordinary shares, (ii) the NASDAQ Composite Index, (iii) the NASDAQ Biotechnology Index and (iv) the NYSE Pharmaceutical Index.

The graph assumes an initial investment of $100 on October 21, 2013. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Cumulative Returns

	10/21/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Lipocine Inc. (LPCN)	$100.00	$82.50	$52.60	$129.30	$36.80
NASDAQ Composite Index (^IXIC)	100.00	106.54	120.82	127.74	137.32
NASDAQ Biotechnology Index (^NBI)	100.00	111.40	149.38	166.45	130.35
NYSE Pharmaceutical Index (^DRG)	100.00	105.94	120.59	122.55	108.99

The foregoing graph and table are furnished solely with this report, and are not filed with this report, and shall not be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, whether made by us before or after the date hereof, regardless of any general incorporation language in any such filing, except to the extent we specifically incorporate this material by reference into any such filing.

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

The selected statement of operations comprehensive loss data for the years ended December 31, 2016, 2015 and 2014, and the balance sheet data as of December 31, 2016 and 2015 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations and comprehensive income (loss) data for the years ended December 31, 2013 and 2012, and the balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for periods prior to the year ended December 31, 2013 is that of Marathon Bar Corp. (“Marathon Bar”). On July 24, 2013, Marathon Bar, a Delaware corporation and MBAR Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Marathon Bar, and Lipocine Operating Inc. (“Lipocine Operating”), a privately held company incorporated in Delaware, executed an Agreement and Plan of Merger (“Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into Lipocine Operating and Lipocine Operating was the surviving entity. Additionally, pursuant to the Merger Agreement, Marathon Bar changed its name to Lipocine Inc. The merger was accounted for as a reverse-merger and recapitalization. Lipocine Operating is the acquirer for financial reporting purposes and Marathon Bar is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Lipocine Operating and are recorded at the historical cost basis of Lipocine Operating, and the consolidated financial statements after completion of the merger include assets, liabilities and operations of Marathon Bar and Lipocine Operating (“Combined Company”), from the closing date of the merger.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Balance Sheet Data
Cash, cash equivalents and marketable investment securities	$26,840,286	$44,783,079	$27,666,055	$45,263,698	$5,377,114
Total assets	27,342,970	45,377,278	27,993,502	46,107,522	5,566,218
Total liabilities	1,326,169	3,391,861	1,633,532	1,283,775	250,025
Accumulated deficit	(105,416,963)	(86,445,455)	(68,237,077)	(47,864,401)	(37,274,295)
Shareholders' equity	26,016,801	41,985,417	26,539,970	44,823,747	5,316,193

	Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Statement of Operations and Income (Loss) Data
License and research revenue	$-	$-	$-	$-	$7,709,671
Operating income (loss)	(19,186,834)	(18,382,068)	(20,480,814)	(10,683,630)	3,877,276
Net income (loss)	(18,971,508)	(18,208,378)	(20,372,676)	(10,590,106)	3,886,905
Net income (loss) per share - basic	(1.04)	(1.11)	(1.60)	(1.44)	0.85
Net income (loss) per share - diluted	(1.04)	(1.11)	(1.60)	(1.44)	0.85

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, LPCN 1021, is an oral testosterone replacement therapy (“TRT”) that received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration ("FDA") on June 28, 2016, after filing a New Drug Application (“NDA”). We completed a Post Action meeting with the FDA relating to the CRL for LPCN 1021 and announced the on-going conduct of two new clinical studies, the Dosing Validation (“DV”) clinical study and the Dosing Flexibility (“DF”) clinical study. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product with the potential for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, and has completed an End-of-Phase 2 meeting with the FDA.

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

We have incurred losses in most years since our inception. As of December 31, 2016, we had an accumulated deficit of $105.4 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $19.0 million for the year ended December 31, 2016, compared to $18.2 million for the year ended December 31, 2015. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	conduct the dosing validation study and dosing flexibility study for LPCN 1021;

•	conduct further development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

To fund future long-term operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, regulatory requirements and outcomes related to LPCN 1021 including our dosing validation and dosing flexibility clinical studies, regulatory requirements related to our other development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

Our Product Candidates

Our current portfolio, shown below, includes our lead product candidate, LPCN 1021, an oral testosterone replacement therapy, that received a CRL from the FDA on June 28, 2016 and recently announced the on-going conduct of two new clinical studies to address the issue identified in the CRL. Additionally, we are in the process of establishing our pipeline of other clinical candidates including a next generation potential once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)
Men’s Health

LPCN 1021	Testosterone Replacement	Phase 3	Top-line efficacy results from the DV Study and the DF Study (2Q 2017)

LPCN 1111	Testosterone Replacement	Phase 2	End of Phase 2 meeting with FDA (2H 2017)

Women’s Health

LPCN 1107	Prevention of Preterm Birth	Phase 2	Submit Phase 3 protocol to FDA via SPA (1H 2017)

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

LPCN 1021: An Oral Product Candidate for Testosterone Replacement Therapy

Our lead product, LPCN 1021, is an oral formulation of the chemical, testosterone undecanoate ("TU"), an eleven carbon side chain attached to testosterone. TU is an ester prodrug of testosterone. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, testosterone is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and recently TU has received regulatory approval in the United States for delivery via intra-muscular injection. We are using our Lip’ral technology to facilitate steady gastrointestinal solubilization and absorption of TU. Proof of concept was initially established in 2006, and subsequently LPCN 1021 was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott Products, Inc. ("Abbott"). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to LPCN 1021 were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

We are currently conducting two on-going Phase 3 clinical studies with LPCN 1021, the DV Study and the DF Study. The DV study will assess the impact of LPCN 1021 in hypogonadal males (testosterone < 300 ng/dL) on a fixed daily dose of 450 mg divided into two equal doses whereas the DF study will assess LPCN 1021 in hypogonadal males on a fixed daily dose of 450 mg divided into three equal doses. Both of the DV and DF studies are an open-label, fixed dose, no titration, single treatment arm study of LPCN 1021 and are expected to enroll 100 hypogonadal males in each study. Efficacy will be assessed via responder analysis at the end of the dosing period which is 24 days. The pre-specified primary endpoint is the percentage of subjects with an average 24-hour serum testosterone concentration (“Cavg”) within the normal range, with secondary endpoints based on maximum serum testosterone concentrations (“Cmax”). We currently expect top-line results from the DV study and DF study in the second quarter of 2017.

Prior to conducting the DV study and the DF study, we completed our Study of Oral Androgen Replacement ("SOAR") pivotal Phase 3 clinical study evaluating efficacy and safety of LPCN 1021 and have received efficacy results and 52-week safety results.

Results from SOAR

SOAR was a randomized, open-label, parallel-group, active-controlled, Phase 3 clinical study of LPCN 1021 in hypogonadal males with low testosterone (< 300 ng/dL). In total, 315 subjects at 40 active sites were assigned, such that 210 were randomized to LPCN 1021 and 105 were randomized to the active control, Androgel 1.62%®, for 52 weeks of treatment. The active control is included for safety assessment. LPCN 1021 subjects were started at 225 mg TU (equivalent to ~ 142 mg of T) twice daily (“BID”) with a standard meal and then dose titrated, if needed, based on average T levels during the day, Cavg, and peak serumT levels, Cmax, up to 300 mg TU BID or down to 150 mg TU BID based on serum testosterone measured at weeks 3 and 7 based on PK profile with multiple blood samples drawn at each time period. The mean age of the subjects in the trial was ~53 yrs with ~91% of the patients < 65 yrs of age.

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

Efficacy

The primary efficacy endpoint is the percentage of subjects with Cavg within the normal range, which is defined as 300-1140 ng/dL, after 13 weeks of treatment. The FDA guidelines for primary efficacy success is that at least 75% of the subjects on active treatment achieve a testosterone Cavg within the normal range; and the lower bound of the 95% confidence interval (“CI”) must be greater than or equal to 65%.

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

Secondary efficacy endpoints are based on subjects Cmax levels. The FDA guidelines for secondary efficacy success is that at least 85% of the subjects achieve Cmax less than 1500 ng/dL; no greater than 5% of the subjects have Cmax between 1800 ng/dl and 2500 ng/dL; and zero percent of the subjects have Cmax greater than 2500 ng/dL.

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

Food Effect Study

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

Other Safety Requirements

Based on our meetings with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to the potential approval of our NDA for LPCN 1021. We may, however, be required to conduct a heart attack and stroke risk study on our own or with a consortium of sponsors that have an approved TRT product subsequent to the potential approval of LPCN 1021.

NDA Submission

We submitted our NDA to the FDA in September 2015 based on data from our SOAR trial. The FDA accepted our NDA in October 2015 and assigned a PDUFA goal date of June 28, 2016 for completion of the review. On June 28, 2016, we received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting, and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. The on-going DV study is in response to the FDA’s request. Prior to initiating the DV study, the FDA reviewed the DV study protocol through a Special Protocol Assessment (“SPA”). Lipocine received the FDA’s initial feedback on the protocol submitted via SPA prior to initiating the DV study in December 2016. We also initiated the DF study to assess LPCN 1021 in hypogonadal males on a fixed daily dose of 450 mg divided into three equal doses. There is no guarantee of approval of LPCN 1021, even if the DV study and/or DF study achieve the FDA responder analysis targets.

LPCN 1111: A Next-Generation Oral Product Candidate for TRT

LPCN 1111 is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses in hypogonadal men. The Phase 2b clinical trial was a randomized, open label, two-period, multi-dose PK study that enrolled hypogonadal males into five treatment groups. Each of the 12 subjects in a group received treatment for 14 days. Results of the Phase 2b study suggest that the primary objectives were met, including identifying the dose expected to be tested in a Phase 3 study. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, LPCN 1111 was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study.

Additionally in October 2014, we completed a Phase 2a proof-of-concept study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with LPCN 1111 in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28-day dosing period on multi-dose exposure. Overall, LPCN 1111 was well tolerated with no serious AE’s reported.

The next step will be to conduct a preclinical toxicology study with LPCN 1111 and subsequently meet with the FDA for an End of Phase 2 meeting. We anticipate the End of Phase 2 meeting will occur in the second half of 2017.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the reduction of risk of preterm birth (“PTB”) in women with singleton pregnancy who have a history of singleton spontaneous PTB. Prevention of PTB is a significant unmet need as ~11.7% of all U.S. pregnancies result in PTB (delivery less than 37 weeks), a leading cause of neonatal mortality and morbidity.

We have completed a multi-dose PK dose selection study in pregnant women. The objective of the multi-dose PK selection study was to assess HPC blood levels in order to identify the appropriate LPCN 1107 Phase 3 dose. The multi-dose PK dose selection study was an open-label, four-period, four-treatment, randomized, single and multiple dose, PK study in pregnant women of three dose levels of LPCN 1107 and the injectable intramuscular ("IM") HPC (Makena®). The study enrolled 12 healthy pregnant women (average age of 27 years) with a gestational age of approximately 16 to 19 weeks. Subjects received three dose levels of LPCN 1107 (400 mg BID, 600 mg BID, or 800 mg BID) in a randomized, crossover manner during the first three treatment periods and then received five weekly injections of HPC during the fourth treatment period. During each of the LPCN 1107 treatment periods, subjects received a single dose of LPCN 1107 on Day 1 followed by twice daily administration from Day 2 to Day 8. Following completion of the three LPCN 1107 treatment periods and a washout period, all subjects received five weekly injections of HPC. Results from this study demonstrated that average steady state HPC levels (Cavg0-24) were comparable or higher for all three LPCN 1107 doses than for injectable HPC. Additionally, HPC levels as a function of daily dose were linear for the three LPCN 1107 doses. Also unlike the injectable HPC, steady state exposure was achieved for all three LPCN 1107 doses within seven days. We have also completed a proof-of-concept Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015 and a proof-of-concept Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. These studies were designed to determine the PK and bioavailability of LPCN 1107 relative to an IM HPC, as well as safety and tolerability.

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA as well as other guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval as opposed to a full approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA feedback, a NI margin of 7% for the primary endpoint may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. Lipocine plans to submit the LPCN 1107 Phase 3 protocol to the FDA via a SPA in the first half of 2017. Additionally, manufacturing scale-up work for LPCN 1107 is being planned and needs to occur before the start of the Phase 3 clinical study for LPCN 1107. A planned food-effect study will also need to be conducted either before or in parallel with the Phase 3 clinical study.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through December 31, 2016, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $86.2 million in research and development expenses through December 31, 2016.

We expect to incur approximately $8.8 million in additional research and developments costs for LPCN 1021 as we conduct the DV and DF studies and as we complete on-going manufacturing activities. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

Approval, if ever, of LPCN 1021 will require at least completion of the DV and DF studies and will take longer and be more costly than originally estimated. The cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

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

We also incurred significant manufacturing costs to prepare launch supplies for LPCN 1021, and expect to incur additional manufacturing costs related to LPCN 1021. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

•	the timing and outcome of our DV and DF studies, regulatory filings, and FDA reviews and actions for LPCN 1021;

•	our dependence on third-party manufacturers for the production of clinical trial materials and satisfactory finished product for registration;

•	the potential for future license or co-promote arrangements for LPCN 1021, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our future plans and capital requirements; and

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities.

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Years Ended December 31,
	2016	2015	2014
External service provider costs:
LPCN 1021	$3,492,422	$8,265,031	$10,970,372
LPCN 1111	1,706,637	848,743	1,280,014
LPCN 1107	268,470	861,847	605,823
Other product candidates	30,000	54,716	30,165
Total external service provider costs	5,497,529	10,030,337	12,886,374
Internal personnel costs	2,036,773	2,032,501	2,148,115
Other research and development costs	541,751	517,407	444,957
Total research and development	$8,076,053	$12,580,245	$15,479,446

We expect research and development expenses to increase in the future as we conduct the DV and DF clinical studies for LPCN 1021 and as we perform development work on our other two product candidates.

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

We expect that general and administrative expenses will increase materially as we mature as a public company. These increases will likely include legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. However, these increases will be offset by decreases in general and administrative fees related to decreased marketing, sales and finance salaries and related expenses associated with a restructuring and reduction in force plan implemented in July 2016 and October 2016. Additionally, outside spend on sales and marketing pre-commercialization activities will decrease until we receive clarity on the regulatory path forward with LPCN 1021. Finally, legal fees associated with the Clarus litigation will decrease as the suit was dismissed by the District Judge in Delaware in October 2016.

Restructuring Charges

Restructuring charges relate to our initiative to restructure operations which was approved by the board of directors on July 13, 2016. Under the July 2016 restructuring, the Company reduced its workforce by eight positions, constituting 33% of the Company’s workforce. The reduction in workforce involved all functional disciplines including general and administrative employees, sales and marketing and research and development personnel. Additionally, the Board approved a further restructuring in October 2016 whereby the Company reduced its workforce by an additional two positions in the sales and marketing functions. The restructurings that occurred in 2016 are jointly referred to as the 2016 Restructuring Plan.

Other Income, Net

Other income, net consists primarily of interest earned on our cash and cash equivalents.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015	Variance
Research and development expenses	$8,076,053	$12,580,245	(4,504,192)
General and administrative expenses	10,382,146	5,801,823	4,580,323
Restructuring costs	728,635	-	728,635
Other income, net	216,078	173,890	42,188
Income tax expense	752	200	552

Research and Development Expenses

The decrease in research and development expenses during the year ended December 31, 2016 was primarily due to decreased contract research organization and consultant costs of $3.8 million due to the completion of our Phase 3 clinical study of LPCN 1021 during 2015. In addition, during the year ended December 31, 2015, we incurred a $2.3 million fee to file our NDA for LPCN 1021 with the FDA. These decreases were offset by an increase in validation and commercial batch manufacturing costs during 2016 for LPCN 1021 of $1.7 million

General and Administrative Expenses

The increase in general and administrative expenses during the year ended December 31, 2016 was primarily due to an increase of $1.2 million for pre-commercialization marketing and sales activities related to LPCN 1021, an increase of $750,000 in legal costs for class action defense and patent interference, and an increase of $2.0 million in personnel costs due primarily to increased salaries and stock-based compensation related to higher average headcount.

Restructuring Charges

The increase in restructuring charges in the year ended December 31, 2016 was the result of our 2016 Restructuring Plan. The charge related to restructuring during the year ended December 31, 2016 was $729,000 and was comprised of $678,000 in severance related expenses and $51,000 for extending the exercise period of certain options under an existing employee severance agreement.

Other Income, Net

The increase in other income, net, primarily reflects increased interest income earned as a result of increased interest rates and corresponding earnings on average balances in cash, cash equivalents and marketable investment securities in 2016 as compared to 2015.

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014	Variance
Research and development expenses	$12,580,245	$15,479,446	(2,899,201)
General and administrative expenses	5,801,823	5,001,368	800,455
Other income, net	173,890	108,338	65,552
Income tax expense	200	200	-

Research and Development Expenses

The decrease in research and development expenses during the year ended December 31, 2015 was primarily due to a decrease in external service provider costs of $2.9 million. The decrease in external service provider costs was primarily due to a decrease of $5.3 million in clinical research costs as we completed our Phase 3 clinical trial for LPCN 1021 in mid-2015, partially offset by a one-time payment to the FDA for our NDA filing fee of $2.3 million for LPCN 1021.

General and Administrative Expenses

The increase in general and administrative expenses during the year ended December 31, 2015 was primarily due to an increase of $662,000 for market research and pre-commercialization activities related to LPCN 1021. The additional net increase of $138,000 was due to increased compensation expense for new general and administrative personnel and a higher allocation of overhead expense based on a higher direct labor hours for general and administrative personnel relative to research and development personnel.

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

As of December 31, 2016, we had $26.8 million of cash, cash equivalents and marketable investment securities compared to $44.8 million at December 31, 2015. We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through December 31, 2017, we will need to raise additional capital at some point, either before or after December 31, 2017, to support our operations, long-term research and development and commercialization of our product candidates if they receive approval from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization sooner than planned. We may consume our capital resources more rapidly if the costs of the DV and DF clinical studies for LPCN 1021 exceed our expectations, FDA approval for LPCN 1021 is delayed or denied, or if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if our product candidates receive approval from the FDA. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and, if they receive approval by the FDA, commercialization of our product candidates and our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

•	the timing, cost and outcome of our DV and DF clinical studies;

•	further, clinical development requirements, if any, or other requirements of the FDA related to approval of LPCN 1021;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•	the scope of clinical and other work required to obtain approval of LCPN 1021 and our other product candidates;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
Cash used in operating activities	$(18,281,938)	$(15,356,304)	$(17,304,163)
Cash provided by (used in) investing activities	3,229,125	(25,018,399)	(38,361)
Cash provided by (used in) financing activities	605,870	32,716,307	(255,119)

Net Cash Used in Operating Activities

During the years ended December 31, 2016, 2015 and 2014, net cash used in operating activities was $18.3 million, $15.4 million and $17.3 million, respectively.

Net cash used in operating activities during the years ended December 31, 2016, 2015 and 2014 was primarily attributable to cash outlays to support on-going operations, including research and development expenses and general and administrative expenses. During 2016, we had our LPCN 1021 NDA under review with the FDA, we were conducting a Phase 2b clinical study with LPCN 1111 and we were building out our commercial infrastructure and capabilities leading up to our PDUFA date of June 28, 2016 with LPCN 1021. During 2015 and 2014, the SOAR trial for LPCN 1021 was being conducted and significant cash outlays were made to support that clinical study and related NDA submission in 2015. Additionally, clinical studies for LPCN 1111 and 1107 were also being conducted in 2015 and 2014.

Net Cash Provided by (Used in) Investing Activities

During the years ended December 31, 2016, 2015 and 2014, net cash provided by (used in) investing activities was $3.2 million, $(25.0) million and $(38,000), respectively.

Net cash (used) provided by investing activities during 2016 was primarily the result of selling marketable investment securities, net $3.3 million, to fund current operations. Net cash used in investing activities during 2015 was primarily the result of investing excess cash not currently required to fund operations to purchase marketable investment securities, net of $25.0 million. Net cash used in investing activities during 2014 was primarily the result of the purchase of capitalized equipment offset by the refund of a long-term rental deposit of $21,000 when we extended our property lease in May 2014. Capital expenditures for 2016, 2015 and 2014 were $60,000, $29,000 and $60,000, respectively.

Net Cash Provided by (Used in) Financing Activities

During the years ended December 31, 2016, 2015 and 2014, net cash provided by (used in) financing activities was $606,000, $32.7 million and $(255,000), respectively.

Net cash provided by financing activities during 2016 was primarily attributable to proceeds from the exercise of stock options.

Net cash provided by financing activities during 2015 was primarily attributable to net proceeds from the sale of common stock in April 2015 of $32.4 million and proceeds from the exercise of stock options.

Net cash used in financing activities during 2014 was primarily attributable to the payment of accrued common stock offering costs of $271,000 related to the sale of common stock in an underwritten transaction in November and December 2013 offset by proceeds from the exercise of stock options.

Employee stock option exercises provided approximately $606,000, $277,000, and $16,000 of cash during 2016, 2015 and 2014, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options.

Contractual Commitments and Contingencies

The following table represents our contractual obligations as of December 31, 2016:

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
Purchase obligations	$1,034,669	$1,034,669	$-	$-	$-
Operating leases	446,022	387,119	58,903	-	-
Total	$1,480,691	$1,421,788	$58,903	$-	$-

Purchase Obligations

We enter into contracts and issue purchase orders in the normal course of business with clinical research organizations for clinical trials and clinical and commercial supply manufacturing and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and are cancellable obligations.

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

As of December 31, 2016, we do not have any active collaboration agreements except for an agreement to provide joint research and development services which was assigned to Spriaso LLC as described in Note 12 of Lipocine Inc.’s annual financial statements included in this filing.

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

As of December 31, 2016, there was $3.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our Incentive Plan.

Accounting Standards Issued Not Adopted

Refer to Note 13 in “Notes to Consolidated Financial Statements” for a discussion of new accounting standards.

Off-Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' deficit unless a loss is deemed other than temporary, in which case the loss is recognized in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LIPOCINE INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lipocine Inc.:

We have audited the accompanying consolidated balance sheets of Lipocine Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lipocine Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Salt Lake City, Utah

March 6, 2017

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$5,560,716	$20,007,659
Marketable investment securities	21,279,570	24,375,168
Accrued interest income	38,943	144,536
Prepaid and other current assets	329,548	350,160
Total current assets	27,208,777	44,877,523

Property and equipment, net of accumulated depreciation of $1,092,710 and $1,060,750, respectively	103,440	75,750
Long-term marketable investment securities	-	400,252
Other assets	30,753	23,753
Total assets	$27,342,970	$45,377,278

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$245,915	$507,067
Accrued expenses	1,080,254	2,884,794
Total current liabilities	1,326,169	3,391,861
Total liabilities	1,326,169	3,391,861

Commitments and contingencies (notes 8 and 11)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 18,462,325 and 18,250,456 issued and 18,456,615 and 18,244,746 outstanding	1,846	1,825
Additional paid-in capital	131,481,123	128,502,659
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(8,493)	(32,900)
Accumulated deficit	(105,416,963)	(86,445,455)
Total stockholders' equity	26,016,801	41,985,417
Total liabilities and stockholders' equity	$27,342,970	$45,377,278

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years Ending December 31, 2016, 2015 and 2014

	2016	2015	2014

Operating expenses:
Research and development	$8,076,053	$12,580,245	$15,479,446
General and administrative	10,382,146	5,801,823	5,001,368
Restructuring costs	728,635	-	-
Total operating expenses	19,186,834	18,382,068	20,480,814
Operating loss	(19,186,834)	(18,382,068)	(20,480,814)
Other income, net	216,078	173,890	108,338
Loss before income tax expense	(18,970,756)	(18,208,178)	(20,372,476)
Income tax expense	(752)	(200)	(200)
Net loss	$(18,971,508)	$(18,208,378)	$(20,372,676)

Basic loss per share attributable to common stock	$(1.04)	$(1.11)	$(1.60)
Weighted average common shares outstanding, basic	18,258,149	16,470,814	12,766,295

Diluted loss per share attributable to common stock	$(1.04)	$(1.11)	$(1.60)

Weighted average common shares outstanding, diluted	18,258,149	16,470,814	12,766,295

Comprehensive loss:
Net loss	$(18,971,508)	$(18,208,378)	$(20,372,676)
Unrealized net gain (loss) on available-for-sale securities	24,407	(32,900)	-
Comprehensive loss	$(18,947,101)	$(18,241,278)	$(20,372,676)

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ending December 31, 2016, 2015 and 2014

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity

Balances at December 31, 2013	12,668,393	$1,267	-	$-	$92,686,881	$-	$(47,864,401)	$44,823,747

Net loss	-	-	-	-	-	-	(20,372,676)	(20,372,676)

Stock-based compensation	-	-	-	-	1,892,835	-	-	1,892,835

Option exercises	20,205	2	-	-	56,774	-	-	56,776

Vesting of restricted stock awards	96,784	10	-	-	(10)	-	-	-

Vesting or restricted stock units	15,000	1	-	-	(1)	-	-	-

Purchase of treasury stock	(5,710)	-	5,710	(40,712)	-	-	-	(40,712)

Balances at December 31, 2014	12,794,672	$1,280	5,710	$(40,712)	$94,636,479	$-	$(68,237,077)	$26,359,970

Net loss	-	-	-	-	-	-	(18,208,378)	(18,208,378)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(32,900)	-	(32,900)
securities

Stock-based compensation	-	-	-	-	1,150,418	-	-	1,150,418

Option exercises	98,574	10	-	-	276,984	-	-	276,994

Vesting of restricted stock awards	4,000	-	-	-	-	-	-	-

Issuance of common stock in offering	5,347,500	535	-	-	32,438,778	-	-	32,439,313

Balances at December 31, 2015	18,244,746	$1,825	5,710	$(40,712)	$128,502,659	$(32,900)	$(86,445,455)	$41,985,417

Net loss	-	-	-	-	-	-	(18,971,508)	(18,971,508)

Unrealized net gain on marketable investment securities	-	-	-	-	-	24,407	-	24,407
securities

Stock-based compensation	-	-	-	-	2,372,615	-	-	2,372,615

Option exercises	208,869	21	-	-	605,849	-	-	605,870

Vesting of restricted stock awards	3,000	-	-	-	-	-	-	-

Balances at December 31, 2016	18,456,615	$1,846	5,710	$(40,712)	$131,481,123	$(8,493)	$(105,416,963)	$26,016,801

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ending December 31, 2016, 2015 and 2014

	2016	2015	2014

Cash flows from operating activities:
Net loss	$(18,971,508)	$(18,208,378)	$(20,372,676)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	31,960	26,721	14,620
Stock-based compensation expense	2,372,615	1,150,418	1,892,835
Accretion of premium on marketable investment securities	224,482	181,390	-

Changes in operating assets and liabilities:
Accrued interest income	105,593	(144,536)	-
Prepaid and other current assets	20,612	(120,248)	540,118
Accounts payable	(261,152)	200,791	(449,562)
Accrued expenses	(1,804,540)	1,557,538	1,070,502
Cash used in operating activities	(18,281,938)	(15,356,304)	(17,304,163)

Cash flows from investing activities:

Refund (payment) of rental deposit	(7,000)	-	21,247
Purchases of property and equipment	(59,650)	(28,689)	(59,608)
Purchases of marketable investment securities	(25,272,225)	(25,789,710)	-
Maturities of marketable investment securities	28,568,000	800,000	-
Cash provided by (used in) investing activities	3,229,125	(25,018,399)	(38,361)

Cash flows from financing activities:

Proceeds from stock option exercises	605,870	276,994	16,064
Payment of accrued common stock offering costs	-	-	(271,183)
Net proceeds from common stock offering	-	32,439,313	-
Cash provided by (used in) financing activities	605,870	32,716,307	(255,119)
Net decrease in cash and cash equivalents	(14,446,943)	(7,658,396)	(17,597,643)
Cash and cash equivalents at beginning of period	20,007,659	27,666,055	45,263,698
Cash and cash equivalents at end of period	$5,560,716	$20,007,659	$27,666,055

Supplemental disclosure of non-cash investing and financing activities:
Stock received as consideration for stock option exercises and recognized as treasury stock	$-	$-	$40,712
Unrealized net gain (loss) on marketable investment securities	24,407	(32,900)	-

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

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

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Cash equivalents were $2,921,000 and $128,000 at December 31, 2016 and 2015.

(c)	Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company maintains an allowance for doubtful accounts for estimated losses. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and their customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company had no write-offs in 2016, 2015 and 2014 and the Company did not record an allowance for doubtful accounts as of December 31, 2016 and 2015 as there were no accounts receivable outstanding. The Company does not have any off-balance-sheet credit exposure related to its customers.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

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

DECEMBER 31, 2016, 2015 and 2014

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

During November 2014, the Company modified 149,498 existing time-vested options of two terminated executives by extending the exercise period to three years from the date of modification under the terms of the executive's respective employment and severance agreements. Compensation expense of $166,000 was recorded as a result of the modification. On January 6, 2014, we modified 366,126 existing time-vested and performance options as well as restricted stock awards of two retiring board of directors by fully vesting all unvested equity awards and extending the exercise period to three years from the date of modification. Compensation expense of $836,000 was recorded as a result of the modification. The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $2.4 million, $1.2 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, allocated as follows:

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

(2)	Summary of Significant Accounting Policies – (continued)

	Year Ended
	2016	2015	2014

Research and development	$629,400	$287,491	$579,711
General and administrative	1,691,949	862,927	1,313,124
Restructuring costs	51,266	-	-
	$2,372,615	$1,150,418	$1,892,835

The Company issued 990,000 stock options, 301,500 stock options and 337,689 stock options, respectively, during the years ended December 31, 2016, 2015 and 2014.

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

Expected Volatility: Since the Company did not have sufficient trading history, the volatility factor was based on the average of similar public companies through August 2014. When selecting similar companies, the Company considered the industry, stage of life cycle, size, and financial leverage. Beginning in August 2014, the volatility factor is based on a combination of the Company's trading history since March 2014 and the average of similar public companies.

For options granted in 2016, 2015 and 2014, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2016	2015	2014
Expected term	5.84 years	5.75 years	5.87 years
Risk-free interest rate	1.76%	1.63%	1.75%
Expected dividend yield	—	—	—
Expected volatility	84.26%	81.39%	76.30%

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation, requires the Company to recognize compensation expense for the portion of options that are expected to vest. Therefore, the Company applied estimated forfeiture rates that were derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

As of December 31, 2016, there was $3.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.1 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the years ended December 31, 2016, 2015 and 2014 was approximately $6.06 per share, $6.60 per share and $5.45 per share, respectively.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and 2015:

	December 31,	Fair value measurements at reporting date using
	2016	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,920,577	$2,920,577	$-	$-
Government bonds and notes	7,471,054	3,752,350	3,718,704	-
Corporate bonds, notes and commercial paper	13,808,516	-	13,808,516	-
	$24,200,147	$6,672,927	$17,527,220	$-

	December 31,	Fair value measurements at reporting date using
	2015	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$127,905	$127,905	$-	$-
Government bonds and notes	802,112	802,112	-	-
Corporate bonds, notes and commercial paper	23,973,308	-	23,973,308	-
	$24,903,325	$930,017	$23,973,308	$-

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

(2)	Summary of Significant Accounting Policies – (continued)

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

Government bonds and notes: The Company uses a third-party pricing service to value these investments. The pricing service utilizes quoted market prices in active markets for identical assets and reportable trades.

Corporate bonds, notes, and commercial paper: The Company uses a third-party pricing service to value these investments. The pricing service utilizes broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the years ended December 31, 2016 and 2015.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

(2)	Summary of Significant Accounting Policies – (continued)

(j)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the year ended December 31, 2016, 2015 and 2014 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Basic loss per share attributable to common stock:
Numerator
Net loss	$(18,971,508)	$(18,208,378)	$(20,372,676)

Denominator
Weighted avg. common shares outstanding	18,258,149	16,470,814	12,766,295

Basic loss per share attributable to common stock	$(1.04)	$(1.11)	$(1.60)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(18,971,508)	$(18,208,378)	$(20,372,676)
Denominator
Weighted avg. common shares outstanding	18,258,149	16,470,814	12,766,295

Diluted loss per share attributable to common stock	$(1.04)	$(1.11)	$(1.60)

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

(2)	Summary of Significant Accounting Policies – (continued)

	December 31,
	2016	2015	2014
Stock options	2,225,850	1,722,552	1,528,737
Unvested restricted stock	-	3,000	7,000
Warrants	-	-	20,467

The computation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 does not include stock options, unvested restricted stock awards and warrants to purchase shares in the computation of diluted earnings per share because these instruments were antidilutive:

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

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2016 and 2015 were as follows:

December 31, 2016	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$7,473,273	$-	$(2,219)	$7,471,054
Corporate bonds, notes and commercial paper	13,814,790	-	(6,274)	13,808,516

	$21,288,063	$-	$(8,493)	$21,279,570

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

(3)	Marketable Investment Securities - (continued)

December 31, 2015	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$802,862	$-	$(750)	$802,112
Corporate bonds, notes and commercial paper	24,005,458	594	(32,744)	23,973,308

	$24,808,320	$594	$(33,494)	$24,775,420

Maturities of debt securities classified as available-for-sale securities at December 31, 2016 are as follows:

	Amortized Cost	Aggregate fair value
Due within one year	$21,288,063	$21,279,570
	$21,288,063	$21,279,570

There were no sales of marketable investment securities during the years ended December 31, 2016, 2015 and 2014 and therefore no realized gains or losses. Additionally, $28.6 million, $800,000 and $0 of marketable investment securities matured during the years ended December 31, 2016, 2015 and 2014, respectively. The Company determined there were no other-than-temporary impairments for the years ended December 31, 2016, 2015 and 2014.

(4)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for LPCN 1021. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the years ended December 31, 2016, 2015 and 2014.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $5.5 million, $10.0 million and $12.9 million under these agreements in 2016, 2015 and 2014 and has recorded these expenses in research and development expenses.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

(5)	Restructuring Charges

Restructuring charges relate to our initiative to restructure operations which was approved by the board of directors on July 13, 2016. Under the July 2016 restructuring, the Company reduced its workforce by eight positions, constituting 33% of the Company’s workforce. The reduction in workforce involved all functional disciplines including general and administrative employees, sales and marketing and research and development personnel. Additionally, the Board approved a further restructuring in October 2016 whereby the Company reduced its workforce by an additional two positions in the sales and marketing functions. The restructurings that occurred in 2016 are jointly referred to as the 2016 Restructuring Plan.

The charge related to the 2016 Restructuring Plan during the year ended December 31, 2016 was $729,000 and was comprised of $678,000 in severance related expenses and $51,000 for extending the exercise period of certain options under an existing employee severance agreement. The activity for the year ended December 31, 2016 for restructuring charges is as follows:

December 31,
2016
Accrued restructuring charges payable at January 1, 2016	$-
Restructuring expenses during 2016	728,635
Restructuring payments during 2016	(437,796)
Non-cash stock option modification	(51,266)
Accrued restructuring charges payable at December 31, 2016	$239,573

The December 31, 2016 accrued restructuring charges will be paid in 2017.

(6)	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Computer equipment and software	$43,361	$43,361
Lab and office equipment	1,048,932	1,041,735
Furniture and fixtures	103,857	51,404
	1,196,150	1,136,500

Less accumulated depreciation	(1,092,710)	(1,060,750)

	$103,440	$75,750

Depreciation expense for the years ended December 31, 2016 and 2015 was $32,000 and $27,000.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

(7)	Income Taxes

(a)	Income Tax Expense

Income tax expense consists of:

	December 31,
	2016	2015	2014

U.S. federal	$-	$-	$-
State and local	752	200	200
Deferred	-	-	-
Total	$752	$200	$200

(b)	Tax Rate Reconciliation

Income tax expense was $752, $200 and $200, respectively, for the years ended December 31, 2016, 2015 and 2014 and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	December 31,
	2016	2015	2014

Computed "expected" tax expense (benefit)	$(6,450,075)	$(6,190,781)	$(6,926,642)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	6,709,591	6,691,992	7,748,579
Adjustment of tax attributes due to change in ownership	-	-	(127,572)
State and local income taxes, net of federal income tax benefit	496	132	132
Stock expense	200,002	102,221	45,097
Research and development tax credits	(337,968)	(452,609)	(743,186)
Orphan drug tax credit	(127,641)	(155,452)	-
Other, net	6,347	4,697	3,792

	$752	$200	$200

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

(7)	Income Taxes – (continued)

(c)	Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below.

	December 31,
	2016	2015

Deferred tax assets:
Stock-based compensation	$1,924,260	$1,713,608
Net operating loss carryforwards	30,700,358	23,677,332
Employee benefits	69,112	59,472
Research and development tax credits	2,465,893	2,052,662
Orphan drug tax credits	679,185	485,789
Other deductible tempory differences	70,231	215,638
Total gross deferred tax assets	35,909,039	28,204,501
Less valuation allowance	(35,904,927)	(28,200,857)
Net deferred tax assets	4,112	3,644
Deferred tax liabilities:
Plant and equipment	(4,112)	(3,644)
Total gross deferred tax liabilities	(4,112)	(3,644)

Net deferred tax liabilities	$-	$-

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law. The act made permanent the research and experimentation tax credit for amounts paid or incurred after December 31, 2014, with no substantive changes to the credit.

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $35.9 million and $28.2 million. The net change in the valuation allowance was an increase of $7.7 million and $7.3 million, respectively, in 2016 and 2015. A valuation allowance has been provided for the full amount of the Company’s net deferred tax assets as the Company believes it is more likely than not that these benefits will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(7)	Income Taxes – (continued)

As of December 31, 2016, we had NOL and research and development credit carryforwards for U.S. federal income tax reporting purposes of approximately $78.0 million and $1.6 million, respectively. Approximately $25.5 million of the NOL will expire between 2023 and 2033 and $52.5 million of the NOL will expire 2034 through 2036. The research and development credits will begin to expire in 2033 through 2036.

We also have state NOL and research and development credit carry-forwards of approximately $83.9 million and $819,000, respectively. Approximately $12.4 million of the Company's state NOL expire in 2018, $19.3 million expires between 2019 and 2028, and $52.2 million will expire in 2029 through 2031. The state research and development credits expire in 2023 through 2031. We have orphan drug credit carry forwards of approximately $679,000 which will expire if unused through 2036.

The Company's federal and state income tax returns for December 31, 2013 through 2016 are open tax years.

A reconciliation of the beginning and ending amount of total unrecognized tax contingencies, excluding interest and penalties, for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015

Balance, beginning of year	$-	$-

Balance, end of year	$-	$-

(8)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018.

Future minimum lease payments under the non-cancelable operating leases as of December 31, 2016 are:

Operating
leases
Year ending December 31:
2017	387,119
2018	58,903

Total minimum lease payments	$446,022

The Company’s rent expense was $374,000, $295,000 and $327,000 for the years ended December 31, 2016, 2015 and 2014.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(9)	Stockholders’ Equity – (continued)

(c)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 2,471,906 shares are authorized for issuance under the 2014 Plan, with 1,215,520 shares remaining available for grant as of December 31, 2016.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2015	1,722,552	$5.21
Options granted	990,000	8.65
Options exercised	(208,869)	2.90
Options forfeited	(269,471)	12.03
Options cancelled	(8,362)	7.61
Balance at December 31, 2016	2,225,850	6.12

Options exercisable at December 31, 2016	1,282,660	4.71

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,225,850	7.07	$6.12	$733,713	1,282,660	5.43	$4.71	$706,552

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $216,000, $658,000 and $87,000. There were 208,869, 98,574 and 20,205 stock options exercised during the years ended December 31, 2016, 2015 and 2014.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(9)	Stockholders’ Equity – (continued)

(d)	Restricted Common Stock

A summary of restricted common stock activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2015	3,000
Granted	-
Vested	(3,000)
Cancelled	-
Balance at December 31, 2016	-

(e)	Warrants

For charitable purposes, on December 23, 2003, the Company granted warrants to a local university for 20,467 shares of common stock at a price of $12.21 per share with an original expiration date of December 31, 2010. In January 2011, the Company extended the term to December 31, 2015 at the same price. The warrants were not exercised by December 31, 2015 and were cancelled.

(10)	401(k) Plan

On January 1, 2002, the Company adopted a tax qualified employee savings and retirement plan (the “401(k) Plan”) covering eligible employees. Pursuant to the 401(k) Plan, employees may elect to reduce current compensation by a percentage of eligible compensation, not to exceed legal limits, and contribute the amount of such reduction to the 401(k) Plan. Beginning April 1, 2014, the 401(k) Plan was amended to require matching contributions to the 401(k) Plan by the Company on behalf of the participants of 100 percent Company match on up to four percent of an employee's compensation computed on a per pay period basis. Prior to April 1, 2014, the 401(k) Plan permitted but did not require additional matching and profit sharing contributions to the 401(k) Plan by the Company on behalf of the participants. The Company contributed $128,000, $74,000 and $48,000, respectively, to the 401(k) Plan during the years ended December 31, 2016, 2015 and 2014.

(11)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at December 31, 2016 as the Company does not consider any contingency to be probable nor estimable. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(11)	Commitments and Contingencies – (continued)

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

(12)	Agreement with Spriaso, LLC

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, and again on January 23, 2017 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company received reimbursements of $3,000, $61,000 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(13)	Accounting Pronouncements Issued Not Yet Adopted

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses how certain cash inflows and outflows are classified in the statement of cash flows to eliminate existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company plans to adopt this pronouncement effective January 1, 2018 and does not believe it will have a material effect on the Company's financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company plans to adopt this pronouncement effective January 1, 2019 and does not believe it will have a material effect on the Company's financial position or results of operations.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(13)	Accounting Pronouncements Issued Not Yet Adopted – (continued)

In, March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard becomes effective for the Company beginning in the first quarter of our fiscal year ended December 31, 2017, and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The Company plans to prospectively adopt this pronouncement effective January 1, 2017 and does not believe it will have a material effect on the Company's financial position or results of operations.

In February 2016, FASB issued ASU 2016-02, Leases, which provides new guidance for lease accounting including recognizing most leases on-balance sheet. The standard becomes effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company currently does not have any lease that extends beyond December 31, 2018 but will continue to evaluate the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures if we enter into new leases that extend beyond December 31, 2018. The Company plans to adopt this pronouncement effective January 1, 2019 and does not believe it will have a material effect on the Company's financial position or results of operations

In January 2016, FASB issued ASU 2016-01, Financial Instruments, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard becomes effective for the Company beginning in the first quarter of our fiscal year ended December 31, 2018 and early adoption is permitted. The Company plans to adopt this pronouncement effective January 1, 2018 and does not believe it will have a material effect on the Company's financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to classify all deferred tax assets and liabilities as non-current on the balance sheet. The standard may be adopted on either a prospective or retrospective basis. The standard is effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company plans to prospectively adopt this pronouncement effective January 1, 2017 and does not believe it will have a material effect on the Company's financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-10, ASU 2016-08, ASU 2016-12). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company in the first quarter of our fiscal year ending December 31, 2018. Early adoption is permitted, but not earlier than the first quarter of the Company's fiscal year ending December 31, 2017. The Company plans to adopt this pronouncement effective January 1, 2017 and does not believe it will have a material effect on the Company's financial position or results of operations as no revenues will have been recognized for the historical periods presented.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(14)	Selected Quarterly Financial Information (Unaudited)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2016 and 2015:

2016	First	Second	Third	Fourth
Operating loss	$(7,070,404)	$(5,815,120)	$(3,286,220)	$(3,015,090)
Net loss	(7,009,445)	(5,760,111)	(3,235,485)	(2,966,467)
Basic loss per share attributable to common stock	(0.38)	(0.32)	(0.18)	(0.16)
Diluted loss per share attributable to common stock	(0.38)	(0.32)	(0.18)	(0.16)

2015	First	Second	Third	Fourth
Operating loss	$(2,974,239)	$(4,277,743)	$(6,433,988)	$(4,696,098)
Net loss	(2,955,806)	(4,246,446)	(6,372,428)	(4,633,698)
Basic loss per share attributable to common stock	(0.23)	(0.26)	(0.35)	(0.25)
Diluted loss per share attributable to common stock	(0.23)	(0.26)	(0.35)	(0.25)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of December 31, 2016.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Change in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Controlled Equity OfferingSM Sales Agreement

On March 6, 2017, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“CF&CO”) pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $20,000,000 through CF&Co. as our sales agent. CF&Co. may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law.

The shares of our common stock to be sold under the Sales Agreement will be sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-199093), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. CF&Co. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. We will pay CF&Co. 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. We have also provided CF&Co. with customary indemnification rights.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor Fitzgerald may each terminate the Sales Agreement at any time upon ten days’ prior notice.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed herewith as Exhibit 10.22 and is incorporated herein by reference.

This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

New Employment Agreement

On March 3, 2017, we entered into a second amended and restated employment agreement with Mr. Morgan Brown and an employment agreement with Mr. Gregory Bass. Below is a description of such employment agreements and separation agreements.

Mr. Morgan R. Brown: The Company has entered into a Second Amended and Restated Employment Agreement with Mr. Morgan R. Brown, who was appointed Executive Vice President and Chief Financial Officer of the Company in September 2013. Mr. Brown serves as the Company’s principal financial officer and principal accounting officer. Under the terms of the Second Amended and Restated Employment Agreement between the Company and Mr. Brown, dated March 3, 2017 (the “Mr. Brown Agreement”), Mr. Brown received an initial base salary of $257,500 per year, which has been subsequently increased by the Board to $305,000 per year and is subject to further adjustment by the Board. Mr. Brown is eligible to participate in the Company’s cash bonus plan. In the event Mr. Brown’s employment is terminated without Cause or for Good Reason, as such terms are defined in the Mr. Brown Agreement, Mr. Brown will be entitled to receive among other severance benefits, 52 weeks of severance pay at his then-applicable base salary, full vesting of all outstanding equity awards and, in the case of outstanding options to purchase common stock, extension of the exercise period to at least three years after such termination.

Mr. Gregory Bass: The Company has entered into an Employment Agreement with Mr. Gregory Bass, who was appointed Chief Commercial Officer of the Company on February 1, 2017. Under the terms of the Employment Agreement between the Company and Mr. Bass, dated March 3, 2017 (the “Mr. Bass Agreement”), Mr. Bass received an initial base salary of $367,290 per year, and is subject to further adjustment by the Board. Mr. Bass is eligible to participate in the Company’s cash bonus plan. In the event Mr. Bass’ employment is terminated without Cause or for Good Reason, as such terms are defined in the Mr. Bass Agreement, Mr. Bass will be entitled to receive among other severance benefits, 52 weeks of severance pay at his then-applicable base salary and full vesting of all outstanding equity awards.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders, under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" and is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Independence of the Board" and is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders, under the caption "Principal Accountant Fees and Services" and is incorporated into this item by reference.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws.	8-K	333-178230	3.3	7/25/2013

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

4.2	Stockholder Rights Agreement dated as of November 13, 2015 by and between the Company and American Stock Transfer & Trust Company, LLC.	8-K	001-36357	4.1	11/13/2015

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2**	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3**	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4**	Form of Restricted Stock Unit Agreement and Notice under the 2011 Equity Incentive Plan	10-K	001-36357	10.4	3/31/2014

10.5**	Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	8-K	000-379633	10.1	5/27/2014

10.6	Assignment and Assumption of Lease, dated August 6, 2004, by and between Lipocine Inc. and Genta Salus LLC.	8-K	333-178230	10.4	7/25/2013

10.7	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.8**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.9	Warrant issued to University of Utah, as amended, dated December 23, 2003	8-K	333-178230	10.7	7/25/2013

10.10	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

10.11	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.12	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.13	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.14+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.15**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.16**	Amended and Restated Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Morgan Brown	8-K	000-550920	10.2	1/7/2014

10.17**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Gerald Simmons	8-K	000-55092	10.3	1/7/2014

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.18**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Srinivasan Venkateshwaran	8-K	000-55092	10.4	1/7/2014

10.19**	Executive Employment Agreement, dated May 15, 2015, by and between Lipocine Inc. and Jyrki Mattila.	10-Q	001-36357	10.1	8/11/2015

10.20**	Second Amended and Restated Lipocine Inc. 2014 Stock Incentive Plan	10-Q	001-36357	10.1	8/9/2016

10.21	Commercial Manufacturing Services and Supply Agreement, dated March 3, 2016, by and between Lipocine Inc. and M.W. Encap Ltd.	10-Q	001-36357	10.1	5/9/2016

10.22*	Controlled Equity OfferingSM Sales Agreement, dated March 6, 2017, by and between Lipocine Inc. and Cantor Fitzgerald & Co.

10.23***	Second Amended and Restated Executive Employment Agreement, dated March 3, 2017, by and between Lipocine Inc. and Morgan Brown

10.24***	Executive Employment Agreement, dated March 3, 2017, by and between Lipocine Inc. and Gregory Bass.

21.1*	Subsidiaries

23.1*	Consent of KPMG

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Management contract or compensation plan or arrangement
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: March 6, 2017	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 6, 2017	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mahesh V. Patel	President and Chief Executive Officer (Principal	March 6, 2017
Mahesh V. Patel	Executive Officer) and Chairman of the Board

/s/ Morgan R. Brown	Executive Vice President and Chief Financial	March 6, 2017
Morgan R. Brown	Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey A. Fink	Director	March 6, 2017
Jeffrey A. Fink

/s/ John Higuchi	Director	March 6, 2017
John Higuchi

/s/ Stephen A. Hill	Director	March 6, 2017
Stephen A. Hill

/s/ R. Dana Ono	Director	March 6, 2017
R. Dana Ono

