Form 10-Q
period 2017-03-31
Lipocine Inc.
filed 2017-05-08
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐
Accelerated filer	☒
Non-accelerated filer	☐
Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Outstanding Shares

As of May 5, 2016, the registrant had 19,267,452 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$6,936,511	$5,560,716
Marketable investment securities	19,860,549	21,279,570
Accrued interest income	35,946	38,943
Prepaid and other current assets	262,039	329,548
Total current assets	27,095,045	27,208,777

Property and equipment, net of accumulated depreciation of $1,099,803 and $1,092,710, respectively	96,347	103,440
Other assets	30,753	30,753
Total assets	$27,222,145	$27,342,970

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$853,510	$245,915
Accrued expenses	1,491,448	1,080,254
Total current liabilities	2,344,958	1,326,169
Total liabilities	2,344,958	1,326,169

Commitments and contingencies (notes 7 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 19,267,452 and 18,462,325 issued and 19,261,742 and 18,456,615 outstanding	1,927	1,846
Additional paid-in capital	135,199,981	131,481,123
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(5,786)	(8,493)
Accumulated deficit	(110,278,223)	(105,416,963)
Total stockholders' equity	24,877,187	26,016,801

Total liabilities and stockholders' equity	$27,222,145	$27,342,970

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ending March 31,
	2017	2016

Operating expenses:
Research and development	$3,083,739	$2,673,391
General and administrative	1,825,176	4,397,013
Total operating expenses	4,908,915	7,070,404
Operating loss	(4,908,915)	(7,070,404)
Other income, net	48,355	61,659
Loss before income tax expense	(4,860,560)	(7,008,745)
Income tax expense	(700)	(700)
Net loss	$(4,861,260)	$(7,009,445)

Basic loss per share attributable to common stock	$(0.26)	$(0.38)
Weighted average common shares outstanding, basic	18,711,239	18,251,905

Diluted loss per share attributable to common stock	$(0.26)	$(0.38)
Weighted average common shares outstanding, diluted	18,711,239	18,251,905

Comprehensive loss:
Net loss	$(4,861,260)	$(7,009,445)
Net unrealized gain on available-for-sale securities	2,707	35,795

Comprehensive loss	$(4,858,553)	$(6,973,650)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ending March 31,
	2017	2016

Cash flows from operating activities:

Net loss	$(4,861,260)	$(7,009,445)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	7,093	6,654
Stock-based compensation expense	632,290	733,502
Accretion (amortization) of premium / discount on marketable investment securities	(6,169)	91,566
Changes in operating assets and liabilities:
Accrued interest income	2,997	(15,303)
Prepaid and other current assets	67,509	81,303
Accounts payable	607,595	570,093
Accrued expenses	411,194	(968,190)
Income taxes payable	-	700
Cash used in operating activities	(3,138,751)	(6,509,120)

Cash flows from investing activities:

Purchases of property and equipment	-	(39,202)
Purchases of marketable investment securities	(6,972,103)	(3,178,734)
Maturities of marketable investment securities	8,400,000	3,800,000
Cash provided by investing activities	1,427,897	582,064

Cash flows from financing activities:

Proceeds from stock option exercises	388,551	34,249
Net proceeds from common stock offering	2,698,098	-

Cash provided by financing activities	3,086,649	34,249

Net increase (decrease) in cash and cash equivalents	1,375,795	(5,892,807)

Cash and cash equivalents at beginning of period	5,560,716	20,007,659

Cash and cash equivalents at end of period	$6,936,511	$14,114,852

Supplemental disclosure of cash flow information:

Net unrealized gain on available-for-sale securities	$2,707	$35,795
Cash paid for income taxes	700	-

See accompanying notes to unaudited consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2017.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2016.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three months ended March 31, 2017 and 2016 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s historical unvested restricted stock contained non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants were not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options and unvested restricted stock units to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Basic loss per share attributable to common stock:
Numerator
Net loss	$(4,861,260)	$(7,009,445)

Denominator
Weighted avg. common shares outstanding	18,711,239	18,251,905

Basic loss per share attributable to common stock	$(0.26)	$(0.38)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(4,861,260)	$(7,009,445)

Denominator
Weighted avg. common shares outstanding	18,711,239	18,251,905

Diluted loss per share attributable to common stock	$(0.26)	$(0.38)

The computation of diluted loss per share for the three months ended March 31, 2017 and 2016 does not include the following stock options and unvested restricted stock to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	March 31,
	2017	2016
Stock options	2,070,076	2,251,107
Unvested restricted stock	-	2,000
Unvested restricted stock units	287,000	-

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2017 and December 31, 2016 were as follows:

March 31, 2017	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$8,668,998	$-	$(3,029)	$8,665,969
Corporate bonds, notes and commercial paper	11,197,337	-	(2,757)	11,194,580

	$19,866,335	$-	$(5,786)	$19,860,549

December 31, 2016	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$7,473,273	$-	$(2,219)	$7,471,054
Corporate bonds, notes and commercial paper	13,814,790	-	(6,274)	13,808,516

	$21,288,063	$-	$(8,493)	$21,279,570

Maturities of debt securities classified as available-for-sale securities at March 31, 2017 are as follows:

March 31, 2017	Amortized Cost	Aggregate fair value
Due within one year	$19,866,335	$19,860,549
	$19,866,335	$19,860,549

There were no sales of marketable investment securities during the three months ended March 31, 2017 and 2016 and therefore no realized gains or losses. Additionally, $8.4 million and $3.8 million of marketable investment securities matured during the three months ended March 31, 2017 and 2016, respectively. The Company determined there were no other-than-temporary impairments for the three months ended March 31, 2017 and 2016.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

		Fair value measurements at reporting date using
	March 31, 2017	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$3,387,125	$3,387,125	$-	$-
Government bonds and notes	8,665,969	4,950,105	3,715,864	-
Corporate bonds, notes and commercial paper	11,194,580	-	11,194,580	-
	$23,247,674	$8,337,230	$14,910,444	$-

		Fair value measurements at reporting date using
	December 31, 2016	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,920,577	$2,920,577	$-	$-
Government bonds and notes	7,471,054	3,752,350	3,718,704	-
Corporate bonds, notes and commercial paper	13,808,516	-	13,808,516	-
	$24,200,147	$6,672,927	$17,527,220	$-

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

Government bonds and notes: The Company uses a third-party pricing service to value these investments. United States Treasury bonds and notes are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets for identical assets and reportable trades. Other United States government agency bonds are classified within Level 2 of the fair value hierarchy because they are valued using broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

Corporate bonds, notes, and commercial paper: The Company uses a third-party pricing service to value these investments. The pricing service utilizes broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the three months ended March 31, 2017.

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

The Company did not recognize any charges related to the 2016 Restructuring Plan during the three months ended March 31, 2017 and 2016. The activity for the three months ended March 31, 2017 for restructuring charges is as follows:

March 31,
2017
Accrued restructuring charges payable at December 31, 2016	$239,573
Restructuring expenses during quarter	-
Restructuring payments during quarter	(73,754)
Accrued restructuring charges payable at March 31, 2017	$165,819

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At March 31, 2017 and December 31, 2016, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three months ended March 31, 2017 and 2016.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $2.4 million and $1.8 million for the three months ended March 31, 2017 and 2016 under these agreements and has recorded these expenses in research and development expenses.

(8)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2017 are:

Operating
leases
Year ending December 31:
2017	290,528
2018	58,903
Total minimum lease payments	$349,431

The Company’s rent expense was $95,000 and $95,000 for the three months ended March 31, 2017 and 2016.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

In March 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at the market,” (“ATM”), equity offering program, under which Cantor acts as sales agent. As of March 31, 2017, the Company had sold an aggregate of 666,853 shares at a weighted-average sales price of $4.33 per share under the ATM for aggregate gross proceeds of $2.9 million and $2.7 million in net proceeds, after deducting sales agent commission and discounts and other offering costs.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $632,000 and $734,000 for the three months ended March 31, 2017 and 2016, allocated as follows:

	Three Months Ended March 31,
	2017	2016

Research and development	$207,380	$184,424
General and administrative	424,910	549,078
	$632,290	$733,502

The Company did not issue any stock options for the three months ended March 31, 2017 and issued 547,000 stock options during the three months ended March 31, 2016. Additionally, the Company issued 287,000 restricted stock units during the three months ended March 31, 2017 and did not issue any restricted stock units during the three months ended March 31, 2016.

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

The Company did not grant any stock options during the three months ended March 31, 2017.

FASB ASC 718, Stock Compensation, requires the Company to recognize compensation expense for the portion of options that are expected to vest. Therefore, the Company applied estimated forfeiture rates that were derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

As of March 31, 2017, there was $3.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 1.85 years and will be adjusted for subsequent changes in estimated forfeitures.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 2,471,906 shares are authorized for issuance under the 2014 Plan, with 946,020 shares remaining available for grant as of March 31, 2017.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2016	2,225,850	$6.12
Options granted	-	-
Options exercised	(138,274)	2.81
Options forfeited	-	-
Options cancelled	(17,500)	13.84
Balance at March 31, 2017	2,070,076	6.28

Options exercisable at March 31, 2017	1,315,533	5.76

The following table summarizes information about stock options outstanding and exercisable at March 31, 2017:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,070,076	7.35	$6.28	$847,022	1,315,533	6.30	$5.76	$734,502

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $131,000 and $22,000. There were 138,274 and 5,445 stock options exercised during the three months ended March 31, 2017 and 2016.

(e)	Restricted Stock Units

A summary of restricted common stock activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2016	-
Granted	287,000
Vested	-
Cancelled	-
Balance at March 31, 2017	287,000

(10)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at March 31, 2017 as the Company does not consider any contingency to be probable nor estimable. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, and again on January 23, 2017 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements for the three months ended March 31, 2017 and 2016. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company in the first quarter of our fiscal year ending December 31, 2018. Early adoption is permitted, but not earlier than the first quarter of the Company's fiscal year ending December 31, 2017. The Company adopted this pronouncement effective January 1, 2017 and it did not any effect on the Company's financial position or results of operations as no revenue was recognized during the three months ended March 31, 2016.

Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The pronouncement was issued to simplify several aspects of the accounting for share-based payment transactions, including immediate recognition of all excess tax benefits and deficiencies in the income statement, classification of awards as either equity or liabilities and classification on the statement of cash flows, and application for forfeitures. The Company adopted ASU 2016-09 on January 1, 2017 prospectively (prior periods have not been restated).  There was no impact of adoption of this pronouncement as the Company did not have any excess tax benefits as of January 1, 2017. The Company elected to apply the change in classification for excess tax benefits in the statement of cash flows on a prospective basis, and elected to continue estimating stock-based compensation award forfeitures in determining the amount of compensation cost to be recognized each period.  No other provisions of ASU 2016-09 had a material impact on the Company’s financial statements or disclosures.

All other issued and effective accounting standards during 2017 were not relevant to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 6, 2017 as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, expected product benefits, pre-clinical and clinical development timelines, results and timelines of ongoing or future studies, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, “potential”, and “intend” and similar terms and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 6, 2017. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

We have incurred losses in most years since our inception. As of March 31, 2017, we had an accumulated deficit of $110.3 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $4.9 million for the three months ended March 31, 2017, compared to $7.0 million for the three months ended March 31, 2016. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	conduct the DV study and DF study for LPCN 1021;

•	conduct further development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

To fund future long-term operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, regulatory requirements and outcomes related to LPCN 1021 including our dosing validation and dosing flexibility clinical studies, regulatory requirements related to our other development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. In March 2017, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $20.0 million through Cantor as our sales agent (the “ATM Offering”). However, even with the commencement of the ATM Offering, we cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

Our Product Candidates

Our current portfolio, shown below, includes our lead product candidate, LPCN 1021, an oral testosterone replacement therapy, that received a CRL from the FDA on June 28, 2016 and announced the on-going conduct of two new clinical studies to address the issue identified in the CRL. Additionally, we are in the process of establishing our pipeline of other clinical candidates including a next generation potential once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)
Men’s Health

LPCN 1021	Testosterone Replacement	Phase 3	Top-line efficacy results from the DV Study and the DF Study (June 2017) Resubmission of NDA (3Q 2017)

LPCN 1111	Testosterone Replacement	Phase 2	End of Phase 2 meeting with FDA (4Q 2017)

Women’s Health

LPCN 1107	Prevention of Preterm Birth	Phase 2	Submit Phase 3 protocol to FDA via SPA (2Q 2017)

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

We are currently conducting two on-going Phase 3 clinical studies with LPCN 1021, the DV Study and the DF Study. The DV study will assess the impact of LPCN 1021 in hypogonadal males (testosterone < 300 ng/dL) on a fixed daily dose of 450 mg divided into two equal doses whereas the DF study will assess LPCN 1021 in hypogonadal males on a fixed daily dose of 450 mg divided into three equal doses. Both of the DV and DF studies are an open-label, fixed dose, no titration, single treatment arm study of LPCN 1021 and are expected to enroll up to 100 hypogonadal males in each study. Efficacy will be assessed via responder analysis at the end of the dosing period which is 24 days. The pre-specified primary endpoint is the percentage of subjects with an average 24-hour serum testosterone concentration (“Cavg”) within the normal range, with secondary endpoints based on maximum serum testosterone concentrations (“Cmax”). Enrollment in both the DV study and the DF study is complete and we currently expect top-line results from the DV study and DF study in June 2017 once the data is analyzed subsequent to the last patient last visit in each study. Additionally, we currently expect that resubmission of the NDA will be in the third quarter of 2017 and we currently believe that the most likely FDA review timeline will be six months. However, the exact FDA review timeline will not be known until the FDA accepts the NDA resubmission once filed. We cannot give any assurances that our current timing estimates for top-line results, resubmission of the NDA or FDA review will be realized. Actual timing will depend on various factors, some of which are beyond our control.

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

NDA Submission

We submitted our NDA to the FDA in September 2015 based on data from our SOAR trial. The FDA accepted our NDA in October 2015 and assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of June 28, 2016 for completion of the review. On June 28, 2016, we received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting, and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. The on-going DV study is in response to the FDA’s request. Prior to initiating the DV study, the FDA reviewed the DV study protocol through a Special Protocol Assessment (“SPA”). Lipocine received the FDA’s initial feedback on the protocol submitted via SPA prior to initiating the DV study in December 2016. We also initiated the DF study to assess LPCN 1021 in hypogonadal males on a fixed daily dose of 450 mg divided into three equal doses. There is no guarantee of approval of LPCN 1021, even if the DV study and/or DF study achieve the FDA responder analysis targets.

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

We have initiated a preclinical toxicology study with LPCN 1111 and once complete we plan to meet with the FDA for an End of Phase 2 meeting. We anticipate the End of Phase 2 meeting will occur in the fourth quarter of 2017.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA as well as other guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval as opposed to a full approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA feedback, a NI margin of 7% for the primary endpoint may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. Lipocine plans to submit the LPCN 1107 Phase 3 protocol to the FDA via a SPA in the second quarter of 2017. Additionally, manufacturing scale-up work for LPCN 1107 is on-going and must occur before the start of the Phase 3 clinical study for LPCN 1107. A planned food-effect study will also need to be conducted either before or in parallel with the Phase 3 clinical study.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through March 31, 2017, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $89.2 million in research and development expenses through March 31, 2017.

We expect to incur approximately $6.4 million in additional research and developments costs for LPCN 1021 as we conduct the DV and DF studies and as we complete on-going manufacturing activities. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

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

Summary of Research and Development Expense

We are conducting on-going clinical trials with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2017	2016
External service provider costs:
LPCN 1021	$2,431,357	$898,087
LPCN 1111	(24,129)	741,399
LPCN 1107	26,121	148,490
Other product candidates	-	7,500
Total external service provider costs	2,433,349	1,795,476
Internal personnel costs	544,184	733,503
Other research and development costs	106,206	144,412
Total research and development	$3,083,739	$2,673,391

We expect research and development expenses to increase in the future as we complete the DV and DF clinical studies and prepare the NDA for resubmission for LPCN 1021 and as we perform development work on our other two product candidates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Variance
Research and development expenses	$3,083,739	$2,673,391	410,348
General and administrative expenses	1,825,176	4,397,013	(2,571,837)
Other income, net	(48,355)	(61,659)	(13,304)
Income tax expense	700	700	-

Research and Development Expenses

The increase in research and development expenses in the three months ended March 31, 2017 was primarily due to an increase in contract research organization costs of $1.4 million for LPCN 1021 offset by a decrease in technical batch manufacturing costs for LPCN 1021 of $808,000 and decreased personnel costs of $189,000. Personnel costs decreased as a result of the restructurings that took place in July 2016 and October 2016.

General and Administrative Expenses

The decrease in general and administrative expenses in the three months ended March 31, 2017 was primarily due to a decrease of $1.8 million for business development, market research and pre-commercialization activities related to LPCN 1021 and a decrease of $711,000 in personnel costs. Personnel costs decreased as a result of the restructurings that took place in July 2016 and October 2016.

Other Income, Net

The decrease in other income, net, primarily reflects decreased interest earned on lower average balances in cash, cash equivalents and marketable investment securities in 2017 as compared to 2016.

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

As of March 31, 2017, we had $26.8 million of cash, cash equivalents and marketable investment securities compared to $26.8 million at December 31, 2016.

On March 6, 2017, we entered into Sales Agreement with Cantor pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $20.0 million through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law.

The shares of our common stock to be sold under the Sales Agreement will be sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-199093), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. Cantor will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. We will pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. We have also provided Cantor with customary indemnification rights.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

As of March 31, 2017, we sold 666,853 shares of our common stock resulting in net proceeds of approximately $2.7 million under the Sales Agreement. We paid commissions of $87,000 to Cantor in connection with these sales.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through March 31, 2018. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through March 31, 2018, we will need to raise additional capital at some point, either before or after March 31, 2018, to support our operations, long-term research and development and commercialization of our product candidates if they receive approval from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization sooner than planned. We may consume our capital resources more rapidly if the costs of the DV and DF clinical studies for LPCN 1021 exceed our expectations, FDA approval for LPCN 1021 is delayed or denied, or if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if our product candidates receive approval from the FDA. Conversely, our capital resources could last longer if we reduce expenses and the number of activities currently contemplated under our operating plan.

We currently have no credit facility or committed sources of debt capital. We can raise capital pursuant to the Sales Agreement in the ATM Offering but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

•	the timing, cost and outcome of our DV and DF clinical studies;

•	further clinical development requirements, if any, or other requirements of the FDA related to approval of LPCN 1021;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•	the scope of clinical and other work required to obtain approval of LCPN 1021 and our other product candidates;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

Funding may not be available to us on acceptable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets, including sales of our common stock through the ATM Offering. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, including the ATM Offering, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. These arrangements may not be available to us or available on terms favorable to us. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences, warrants or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to reduce costs, delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

Sources and Uses of Cash

The following table provides a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(3,138,751)	$(6,509,120)
Cash provided by investing activities	1,427,897	582,064
Cash provided by financing activities	3,086,649	34,249

Net Cash Used in Operating Activities

During the three months ended March 31, 2017 and 2016, net cash used in operating activities was $3.1 million and $6.5 million, respectively.

Net cash used in operating activities during the three months ended March 31, 2017 and 2016 was primarily attributable to cash outlays to support on-going operations, including research and development expenses and general and administrative expenses. During 2017, we were conducting our DV study and DF study for LPCN 1021 and we were drafting our protocol for LPCN 1107. During 2016, we had our LPCN 1021 NDA under review with the FDA, we were building out our commercial infrastructure and capabilities leading up to our PDUFA date of June 28, 2016 with LPCN 1021, we were analyzing data from a multi-dose PK study with LPCN 1107 and we were conducting a Phase 2b clinical study with LPCN 1111.

Net Cash Provided by Investing Activities

During the three months ended March 31, 2017 and 2016, net cash provided by investing activities was $1.4 million and $582,000, respectively.

Net cash provided by investing activities during 2017 and 2016 was primarily the result of utilizing marketable investment securities, net, of $1.4 million and $621,000, respectively, to fund current operations. There were no capital expenditures for the three months ended March 31, 2017 and capital expenditures for the three months ended March 31, 2016 were $39,000.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2017 and 2016 net cash provided by financing activities was $3.1 million and $34,000, respectively.

Net cash provided by financing activities during 2017 was primarily attributable to the net proceeds from the sale of 666,853 shares of common stock pursuant to the ATM Offering resulting in net proceeds of $2.7 million as well as proceeds from the exercise of stock options.

Net cash provided by financing activities during 2016 was primarily attributable to proceeds from the exercise of stock options.

Employee stock option exercises provided approximately $389,000 and $34,000 of cash during the three months ended March 31, 2017 and 2016, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options.

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On May 6, 2014, we modified and extended the lease through February 28, 2018. Our remaining commitment through 2018 under this lease is $279,000. Additionally, on December 28, 2015, we entered into an agreement to lease office space in Lawrenceville, New Jersey which has an occupancy date of February 1, 2016 and an end date of January 31, 2018. Our remaining commitment through 2018 under this lease is $70,000.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 6, 2017.

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

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical one percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements. In addition, in the event of a hypothetical one percent decrease in interest rates, the resulting increase in fair value of our marketable investment securities would be insignificant to the consolidated financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' deficit unless a loss is deemed other than temporary, in which case the loss is recognized in earnings.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of March 31, 2017.

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

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., 3:16-cv-04009-BRM-LHG, filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. The lawsuits contain substantially identical allegations and allege that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for LPCN 1021 to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuits seek certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable relief. On December 2, 2016, the court granted plaintiff’s motion to consolidate the various lawsuits and appointed Pomerantz LLP as lead counsel and Lipocine Investor Group as lead plaintiff. The court also stated that all filings shall bear the caption In re Lipocine Inc. Securities Litigation. On March 14, 2017, the court granted our motion to transfer the action to the United States District Court for the District of Utah. On April 27, 2017, Plaintiff filed an Amended Complaint against the Company and certain of its officers and/or directors in the United States District Court for the District of Utah. This is a purported class action seeking relief for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b5 promulgated thereunder. The allegations in the Amended Complaint are substantially similar to those in the complaint filed on July 1, 2016. Plaintiff seeks certification as a class action, compensatory damages of an unspecified amount, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees, and unspecified other costs, as well as any further relief the court deems just and proper. We anticipate filing a motion to dismiss the Amended Complaint by June 12, 2017, in compliance with the scheduling order entered by the court on December 20, 2016.  We believe that the claims in the lawsuits are without merit and will defend against them vigorously. We maintain insurance for claims of this nature, which management believes is adequate. Moreover, we believe, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on our financial position, although we will have to pay the insurance retention amount in connection with the lawsuit.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 6, 2017, the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2016 filed with the SEC on March 6, 2017:

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

Although we have completed a pivotal Phase 3 trial of LPCN 1021, approval from the FDA is not guaranteed. On June 29, 2016, we announced that we had received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. As a result, we initiated the DV study in response to the FDA’s request in December 2016. The DV study is assessing LPCN 1021 in 100 hypogonadal males on a fixed daily dose (no titration) of 450 mg divided into two equal doses. We also initiated the DF study to assess LPCN 1021 in 100 hypogonadal males on a fixed daily dose (no titration) of 450 mg divided into three equal doses. Enrollment in the DV study and the DF study was completed in April 2017. These additional clinical trials for LPCN 1021 have required capital and may not result in approval of LPCN 1021 by the FDA. Performing these additional studies does not guarantee FDA approval of LPCN 1021. There is no guarantee of approval of LPCN 1021, even if these additional activities are performed. If the FDA denies or further delays approval of LPCN 1021, our business would be materially and adversely harmed. If the FDA does approve LPCN 1021, but we are unsuccessful in commercializing LPCN 1021, our business will be materially and adversely harmed.

The FDA may also require the addition of labeling statements or other warnings or contraindications, require us to perform additional clinical trials or studies or provide additional information in order to secure approval. Any such requirement or any required FDA Advisory Committee meeting would increase our costs and delay approval and commercialization of LPCN 1021 and would have a material adverse effect on our business and financial condition.

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

Moreover, on his first day in office, US President Donald Trump issued an Executive Order to begin the process of dismantling the ACA. The Order affirmatively states the new administration’s intent to seek repeal of the ACA. In early 2017, leaders in the 115th United States Congress proposed legislation to replace the ACA. However, the legislation did not receive the requisite votes to move forward. The implementation of further cost containment measures or the repeal of ACA or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Approximately 20 million previously uninsured Americans now have coverage because of the ACA. The discussion surrounding the overhaul of the ACA is creating uncertainty for patients, providers, payers and pharmaceutical manufacturers. In the event that millions of people lose their health insurance with repeal and replace, there will be less spending on pharmaceuticals which could have a material adverse effect on our financial operations.

We face substantial competition in the TRT market, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We expect to face significant competition for any of our product candidates, if approved. In particular, if approved, LPCN 1021 would compete in the T-replacement therapies market, which is highly competitive and currently dominated by the sale of T-gels in terms of sales dollars, which accounted for approximately 81% of U.S. sales in the T-replacement therapies market in 2016 according to IMS Health data. Our success will depend, in large part, on our ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral T-replacement therapies that compete with LPCN 1021. For example, because TU is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of TU administration that would be outside the scope of the claims of either our issued patents or our patent applications. This would enable their products to effectively compete with LPCN 1021, which could have a negative effect on our business.

The following T-replacement therapies currently on the market in the United States would compete with LPCN 1021:

•	T-gels, such as AndroGel (marketed by Abbvie) and Perrigo's AB-rated 1% generic of Androgel, Testim (marketed by Endo Health Solutions, or Endo), Fortesta (marketed by Endo); and, additionally TEVA has a FDA approval for a T-gel but has not yet launched the product;

•	T-topical solutions, such as Axiron, a metered dose lotion marketed by Eli Lilly and Co., and Perrigo’s generic Axiron solution;

•	T-injectables;

•	Branded longer-acting injectables, such as Aveed (marketed by Endo);

•	T-nasals, such as Natesto (marketed by Aytu);

•	methyl-T, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);

•	transdermal patches, such a Androderm (marketed by Allergan);

•	buccal patches, such as Striant (marketed by Endo);

•	generic testosterone enanthate intra-muscular injectables;

•	authorized generic T-gels; and

•	subcutaneous injectable pellets, such as Testopel (marketed by Endo).

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

As of March 31, 2017, our executive officers and directors beneficially owned approximately 11% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the first quarter of 2017 was approximately 133,000 shares per day with volumes continuing to decrease in 2017. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

We have focused a significant portion of our efforts on developing LPCN 1021. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of March 31, 2017, we had an accumulated deficit of $110.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1021, LPCN 1111 and LPCN 1107, if initiated. In addition, if we obtain marketing approval for LPCN 1021, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we advance our lead product candidate, LPCN 1021, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We are currently using the reduced disclosure requirements afforded emerging growth companies and we cannot be certain if the reduced disclosure requirements will make our common stock less attractive to investors.

We are currently using the reduced disclosure requirements afforded “emerging growth companies”. “Emerging growth companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. We will continue to be an “emerging growth company” until December 31, 2017. Decreased disclosures in our SEC filings may make it harder for investors to analyze our results of operations and financial prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: May 8, 2017	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2017	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)

This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

