Form 10-Q
period 2017-06-30
Lipocine Inc.
filed 2017-08-07
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2017

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

Outstanding Shares

As of August 4, 2017, the registrant had 20,672,508 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$16,631,174	$5,560,716
Marketable investment securities	11,194,270	21,279,570
Accrued interest income	13,479	38,943
Prepaid and other current assets	88,638	329,548

Total current assets	27,927,561	27,208,777

Property and equipment, net of accumulated depreciation of $1,106,895 and $1,092,710, respectively	89,255	103,440
Other assets	30,753	30,753

Total assets	$28,047,569	$27,342,970

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,113,789	$245,915
Accrued expenses	1,786,150	1,080,254
Total current liabilities	2,899,939	1,326,169
Total liabilities	2,899,939	1,326,169

Commitments and contingencies (notes 7 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 20,587,308 and 18,462,325 issued and 20,581,598 and 18,456,615 outstanding	2,059	1,846
Additional paid-in capital	141,554,883	131,481,123
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(612)	(8,493)
Accumulated deficit	(116,367,988)	(105,416,963)

Total stockholders' equity	25,147,630	26,016,801

Total liabilities and stockholders' equity	$28,047,569	$27,342,970

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$4,106,897	$2,567,701	$7,190,636	$5,241,092
General and administrative	2,033,721	3,247,419	3,858,897	7,644,432
Total operating expenses	6,140,618	5,815,120	11,049,533	12,885,524

Operating loss	(6,140,618)	(5,815,120)	(11,049,533)	(12,885,524)

Other income, net	50,852	55,009	99,208	116,668

Loss before income tax expense	(6,089,766)	(5,760,111)	(10,950,325)	(12,768,856)

Income tax expense	-	-	(700)	(700)

Net loss	$(6,089,766)	$(5,760,111)	$(10,951,025)	$(12,769,556)

Basic loss per share attributable to common stock	$(0.31)	$(0.32)	$(0.58)	$(0.70)

Weighted average common shares outstanding, basic	19,372,625	18,251,683	19,043,759	18,251,794

Diluted loss per share attributable to common stock	$(0.31)	$(0.32)	$(0.58)	$(0.70)

Weighted average common shares outstanding, diluted	19,372,625	18,251,683	19,043,759	18,251,794

Comprehensive loss:
Net loss	$(6,089,766)	$(5,760,111)	$(10,951,025)	$(12,769,556)
Net unrealized gain on available-for-sale securities	5,174	3,051	7,881	38,846

Comprehensive loss	$(6,084,592)	$(5,757,060)	$(10,943,144)	$(12,730,710)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ending June 30,
	2017	2016

Cash flows from operating activities:

Net loss	$(10,951,025)	$(12,769,556)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	14,185	15,488
Stock-based compensation expense	1,278,428	1,474,269
Accretion (amortization) of premium/discount on marketable investment securities	(21,042)	165,994

Changes in operating assets and liabilities:
Accrued interest income	25,464	39,634
Prepaid and other current assets	240,910	196,130
Accounts payable	867,874	481,959
Accrued expenses	705,896	(1,289,256)

Cash used in operating activities	(7,839,310)	(11,685,338)

Cash flows from investing activities:

Purchases of property and equipment	-	(59,650)
Purchases of marketable investment securities	(11,150,777)	(3,976,805)
Maturities of marketable investment securities	21,265,000	8,060,000
Payment of rental deposit	-	(7,000)

Cash provided by investing activities	10,114,223	4,016,545

Cash flows from financing activities:

Proceeds from stock option exercises	388,551	34,249
Net proceeds from common stock offering	8,406,994	-

Cash provided by financing activities	8,795,545	34,249

Net increase (decrease) in cash and cash equivalents	11,070,458	(7,634,544)

Cash and cash equivalents at beginning of period	5,560,716	20,007,659

Cash and cash equivalents at end of period	$16,631,174	$12,373,115

Supplemental disclosure of cash flow information:
Net unrealized gain on available-for-sale securities	$7,881	$38,846
Cash paid for income taxes	700	700

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2017.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three and six months ended June 30, 2017 and 2016 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s historical unvested restricted stock contained non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants were not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options and unvested restricted stock units to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic loss per share attributable to common stock:
Numerator
Net loss	$(6,089,766)	$(5,760,111)	$(10,951,025)	$(12,769,556)

Denominator
Weighted avg. common shares outstanding	19,372,625	18,251,683	19,043,759	18,251,794

Basic loss per share attributable to common stock	$(0.31)	$(0.32)	$(0.58)	$(0.70)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(6,089,766)	$(5,760,111)	$(10,951,025)	$(12,769,556)
Denominator
Weighted avg. common shares outstanding	19,372,625	18,251,683	19,043,759	18,251,794

Diluted loss per share attributable to common stock	$(0.31)	$(0.32)	$(0.58)	$(0.70)

The computation of diluted loss per share for the three and six months ended June 30, 2017 and 2016 does not include the following stock options, unvested restricted stock and unvested restricted stock units to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	June 30,
	2017	2016
Stock options	2,120,076	2,292,107
Unvested restricted stock	-	1,000
Unvested restricted stock units	287,000	-

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2017 and December 31, 2016 were as follows:

June 30, 2017	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government notes	$1,200,209	$-	$(341)	$1,199,868
Corporate bonds and commercial paper	9,994,675	-	(273)	9,994,402

	$11,194,884	$-	$(614)	$11,194,270

December 31, 2016	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government notes	$7,473,273	$-	$(2,219)	$7,471,054
Corporate bonds, notes and commercial paper	13,814,790	-	(6,274)	13,808,516

	$21,288,063	$-	$(8,493)	$21,279,570

Maturities of debt securities classified as available-for-sale securities at June 30, 2017 are as follows:

June 30, 2017	Amortized Cost	Aggregate fair value
Due within one year	$11,194,884	$11,194,270
	$11,194,884	$11,194,270

There were no sales of marketable investment securities during the three and six months ended June 30, 2017 and 2016 and therefore no realized gains or losses. Additionally, $12.9 million and $4.3 million of marketable investment securities matured during the three months ended June 30, 2017 and 2016, respectively. Also, $21.3 million and $8.1 million of marketable investment securities matured during the six months ended June 30, 2017 and 2016, respectively. The Company determined there were no other-than-temporary impairments for the three and six months ended June 30, 2017 and 2016.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

		Fair value measurements at reporting date using
	June 30, 2017	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds, commercial paper, and government notes	$10,126,181	$4,531,102	$5,595,079	$-

Government notes	1,199,868	1,199,868	-	-

Corporate bonds and commercial paper	9,994,402	-	9,994,402	-

	$21,320,451	$5,730,970	$15,589,481	$-

		Fair value measurements at reporting date using
	December 31, 2016	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,920,577	$2,920,577	$-	$-

Government notes	7,471,054	3,752,350	3,718,704	-

Corporate bonds, notes and commercial paper	13,808,516	-	13,808,516	-

	$24,200,147	$6,672,927	$17,527,220	$-

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the three and six months ended June 30, 2017.

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

The Company did not recognize any charges related to the 2016 Restructuring Plan during the three and six months ended June 30, 2017 and 2016. The activity for the six months ended June 30, 2017 for restructuring charges is as follows:

June 30,
2017
Accrued restructuring charges payable at December 31, 2016	$239,573
Restructuring expenses in 2017	-
Restructuring payments in 2017	(146,898)
Accrued restructuring charges payable at June 30, 2017	$92,675

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At June 30, 2017 and December 31, 2016, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three and six months ended June 30, 2017 and 2016.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $3.5 million and $1.9 million for the three months ended June 30, 2017 and 2016, and $5.9 million and $3.7 million for the six months ended June 30, 2017 and 2016 under these agreements and has recorded these expenses in research and development expenses.

(8)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2017 are:

Operating
leases
Year ending December 31:
2017	193,937
2018	58,903

Total minimum lease payments	$252,840

The Company’s rent expense was $95,000 and $95,000 for the three months ended June 30, 2017 and 2016, and $191,000 and $184,000 for the six months ended June 30, 2017 and 2016.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

In March 2017, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at the market,” (“ATM”), equity offering program, under which Cantor acts as sales agent. As of June 30, 2017, we had sold an aggregate of 1,986,709 shares at a weighted-average sales price of $4.42 per share under the ATM for aggregate gross proceeds of $8.8 million and $8.4 million in net proceeds, after deducting sales agent commission and discounts and our other offering costs.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $646,000 and $741,000 for the three months ended June 30, 2017 and 2016, and $1.3 million and $1.5 million for the six months ended June 30, 2017 and 2016, allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Research and development	$216,632	$144,875	$424,011	$329,299
General and administrative	429,507	595,892	854,417	1,144,970

	$646,139	$740,767	$1,278,428	$1,474,269

The Company issued 50,000 and 55,000 stock options during the three months ended June 30, 2017 and 2016, and issued 50,000 and 602,000 stock options during the six months ended June 30, 2017 and 2016. Additionally, the Company issued 287,000 restricted stock units during the six months ended June 30, 2017 and did not issue any restricted stock units during the six months ended June 30, 2016 or the three months ended June 30, 2017 and 2016.

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

For options granted during the six months ended June 30, 2017 and 2016, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2017	2016
Expected term	5.85 years	5.83 years
Risk-free interest rate	1.96%	1.68%
Expected dividend yield	—	—
Expected volatility	85.56%	82.33%

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

As of June 30, 2017, there was $3.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 1.73 years and will be adjusted for subsequent changes in estimated forfeitures.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 2,471,906 shares are authorized for issuance under the 2014 Plan, with 896,020 shares remaining available for grant as of June 30, 2017.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2016	2,225,850	$6.12
Options granted	50,000	3.83
Options exercised	(138,274)	2.81
Options forfeited	-	-
Options cancelled	(17,500)	13.84
Balance at June 30, 2017	2,120,076	6.22

Options exercisable at June 30, 2017	1,421,028	6.04

The following table summarizes information about stock options outstanding and exercisable at June 30, 2017:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,120,076	6.51	$6.22	$983,945	1,421,028	5.78	$6.04	$815,364

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $131,000 and $22,000. There were 138,274 and 5,445 stock options exercised during the six months ended June 30, 2017 and 2016.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted stock units

Balance at December 31, 2016	-
Granted	287,000
Vested	-
Cancelled	-
Balance at June 30, 2017	287,000

(10)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at June 30, 2017 as the Company does not consider any contingency to be probable nor estimable. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, and again on July 23, 2017 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company received reimbursements of $31,000 and $3,100 for the three and six months ended June 30, 2017 and 2016. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(12)	Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope Modification Accounting. This update provides guidance about which changes to the terms or conditions of a share-based payment awards require an entity to apply modification accounting. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company plans to adopt this pronouncement effective January 1, 2018 and does not believe it will have a material effect on the Company's financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses how certain cash inflows and outflows are classified in the statement of cash flows to eliminate existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company plans to adopt this pronouncement effective January 1, 2018 and does not believe it will have a material effect on the Company's financial position or results of operations.

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

Accounting Pronouncements Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company in the first quarter of our fiscal year ending December 31, 2018. Early adoption is permitted, but not earlier than the first quarter of the Company's fiscal year ending December 31, 2017. The Company adopted this pronouncement effective January 1, 2017 and it did not have any effect on the Company's financial position or results of operations as no revenue was recognized during the three and six months ended June 30, 2017 and 2016.

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

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, expected product benefits, pre-clinical and clinical development timelines, results and timelines of ongoing or future studies, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, “potential”, “ anticipate”, “believe”, “could”, “plan”, “predict”, “should”, “would” and “intend” and similar terms and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 8, 2017 or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 6, 2017. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, LPCN 1021, is an oral testosterone replacement therapy (“TRT”) that received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration ("FDA") on June 28, 2016, after filing a New Drug Application (“NDA”). We completed a Post Action meeting with the FDA relating to the CRL for LPCN 1021 and announced the on-going conduct of two new clinical studies, the Dosing Validation (“DV”) clinical study and the Dosing Flexibility (“DF”) clinical study. On June 19, 2017, we announced the results of the DV and DF studies. Although there is no guarantee of approval of LPCN 1021, we believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering LPCN 1021. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product with the potential for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, and has completed an End-of-Phase 2 meeting with the FDA.

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

We have incurred losses in most years since our inception. As of June 30, 2017, we had an accumulated deficit of $116.4 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $11.0 million for the six months ended June 30, 2017, compared to $12.8 million for the six months ended June 30, 2016. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	finalize the data analyses for the DV study and DF study for LPCN 1021;

•	prepare and resubmit the NDA for LPCN 1021;

•	conduct further development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our marketing and sales efforts as we perform pre-commercialization activities; and

•	provide general and administrative support for our operations.

To fund future long-term operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, regulatory requirements and outcomes related to LPCN 1021, regulatory requirements related to our other development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. In March 2017, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $20.0 million through Cantor as our sales agent (the “ATM Offering”). Through June 30, 2017, we have sold 1,986,709 shares for net proceeds of $8.4 million in the aggregate through the ATM Offering. However, even with the ATM Offering, we cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future. If we are unable to raise sufficient capital to fund our planned business operations and the continued development of our product candidates, we will have to reduce operations and expenses to conserve cash.

Our Product Candidates

Our current portfolio, shown below, includes our lead product candidate, LPCN 1021, an oral testosterone replacement therapy that received a CRL from the FDA on June 28, 2016. We conducted two new clinical studies to address the labeling issue identified in the CRL of which top-line data has recently been released. Additionally, we are in the process of establishing our pipeline of other clinical candidates including a next generation potential once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)
Men’s Health

LPCN 1021	Testosterone Replacement	Phase 3	Resubmission of NDA (August 2017)

LPCN 1111	Testosterone Replacement	Phase 2	End of Phase 2 meeting with FDA (4Q 2017)

Women’s Health

LPCN 1107	Prevention of Preterm Birth	Phase 2	Feedback from FDA on Phase 3 protocol submitted via SPA (3Q 2017)

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

LPCN 1021: An Oral Product Candidate for Testosterone Replacement Therapy

Our lead product, LPCN 1021, is an oral formulation of the chemical, testosterone undecanoate (“TU”), an eleven carbon side chain attached to testosterone. TU is an ester prodrug of testosterone. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, testosterone is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and recently TU has received regulatory approval in the United States for delivery via intra-muscular injection. We are using our proprietary technology to facilitate steady gastrointestinal solubilization and absorption of TU. Proof of concept was initially established in 2006, and subsequently LPCN 1021 was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott Products, Inc. ("Abbott"). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to LPCN 1021 were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

Results from DV and DF Studies

The DV and DF studies were both an open-label, fixed dose (no titration), single treatment clinical study of oral TRT in hypogonadal males with low testosterone (T) (< 300 ng/dL) that assessed LPCN 1021 in hypogonadal males on a fixed daily dose of 450 mg divided into two equal doses (“BID”) in the DV study and into three equal doses (“TID”) in the DF study. In total, 95 and 100 subjects were enrolled into DV and DF studies, respectively, with 94 and 98 subjects completing the DV and DF studies, respectively.

On June 19, 2017, we announced top-line results of the DV and DF studies. Although there is no guarantee of FDA approval of LPCN 1021, we believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering LPCN 1021. The DV study will be considered our pivotal efficacy clinical study for the NDA resubmission. LPCN 1021 successfully met the FDA primary efficacy guidelines in the DV study safety statistical analysis set (“SS”) where 80% of the subjects achieved average testosterone levels (“Cavg”) within the normal range with a lower bound confidence interval (“CI”) of 72%. The DF study restored 70% of the subjects’ average testosterone levels within the normal range (Cavg) confirming that twice daily (“BID”) dosing is the appropriate dosing regimen for LPCN 1021 and will be the basis for resubmission. The safety set is defined as any subject that was randomized into the study and took at least one dose (N=95 subjects in the DV study and N=100 in the DF study). A baseline carried forward approach was used to account for missing data as a result of subject discontinuation.

The primary efficacy endpoint is the percentage of subjects with Cavg within the normal range, which is defined as 300-1080 ng/dL. The FDA guidelines for primary efficacy success is that at least 75% of the subjects on active treatment achieve a testosterone Cavg within the normal range; and the lower bound of the 95% CI must be greater than or equal to 65%.

The adverse event profile of LPCN 1021 in both the DV and DF studies was consistent with the previously conducted 52-week Phase 3 Study of Androgen Replacement (“SOAR”) clinical trial. All drug related adverse events (“AEs”) were either mild or moderate in intensity and none were severe. To date, the safety database of LPCN 1021 includes ~525 unique hypogonadal men demonstrating a profile consistent with other TRT products.

The secondary endpoints assessed the maximum total testosterone concentration (“Cmax”) post dosing using predetermined limits developed by the FDA for transdermals. The FDA guidelines for secondary efficacy success is that at least 85% of the subjects achieve Cmax less than 1500 ng/dL; no greater than 5% of the subjects have Cmax between 1800 ng/dl and 2500 ng/dL; and zero percent of the subjects have Cmax greater than 2500 ng/dL.Consistent with the definition of Cmax and the pharmacokinetic profile of multiple times a day dosing, two pre-specified analyses were performed, Cmax per dose and Cmax per day.

In the DV study SS Cmax per dose analysis, the percentage of subjects with Cmax less than 1500 ng/dL and between 1800 ng/dL and 2500 ng/dL were 85% and 7%, respectively. Deviations from the predetermined limits in the DV study were observed in the Cmax per day dose analysis for these thresholds. Only one subject, who was a major protocol violator, exceeded the 2500 ng/dL limit independent of per dose or per day dose analyses.

The DF study SS met all Cmax thresholds in per dose and per day dose analyses.

Prior to conducting the DV study and the DF study, we completed our SOAR pivotal Phase 3 clinical study evaluating efficacy and 52-week safety of LPCN 1021. The SOAR study is considered our pivotal safety clincal study for the NDA resubmission.

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

Primary statistical analysis was conducted using the Efficacy Population Set ("EPS"). The EPS is defined as subjects randomized into the study with at least one PK profile and no significant protocol deviations and includes imputed missing data by last observation carried forward, N=151. Further analysis was performed using the full analysis set ("FAS") (any subject randomized into the study with at least one post-baseline efficacy variable response, N=193) and the SS (any subject that was randomized into the study and took at least one dose, N=210).

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

NDA Submission

We submitted our NDA to the FDA in September 2015 based on data from our SOAR trial. The FDA accepted our NDA in October 2015 and assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of June 28, 2016 for completion of the review. On June 28, 2016, we received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting, and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. The DV study was in response to the FDA’s request. Prior to initiating the DV study, the FDA reviewed the DV study protocol through a Special Protocol Assessment (“SPA”). Lipocine received the FDA’s initial feedback on the protocol submitted via SPA prior to initiating the DV study in December 2016. We also initiated the DF study to assess LPCN 1021 in hypogonadal males on a fixed daily dose of 450 mg divided into three equal doses. On June 19, 2017, we announced top-line results of the DV and DF studies. Although there is no guarantee of FDA approval of LPCN 1021, we believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering LPCN 1021. We currently expect to resubmit our NDA to the FDA in August 2017.

Competition Update

On June 26, 2017, Clarus Therapeutics, Inc. (“Clarus”) announced that it had completed its Phase 3 clinical trial for Jatenzo® (formerly Rextoro® and CLR-610), a twice-daily oral softgel capsule of TU, and submitted an NDA to the FDA. If Jatenzo is approved by the FDA before LPCN 1021, Clarus may be in a position to commercially launch Jatenzo before we can commercially launch LPCN 1021.

Additionally, on July 6, 2017, Acrux confirmed that a generic version of Axiron® Topical Solution, 30 mg/1.5 mL (Testosterone Topical Solution, 30 mg/1.5 mL). has been launched in the United States by Perrigo Company plc. Acrux also confirmed the availability of an Authorized Generic version of Axiron in the United States, through a marketing and distribution agreement between Eli Lilly and Company and a leading authorized generics company.

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

We have initiated a preclinical toxicology study with LPCN 1111 and once complete we plan to meet with the FDA for an End of Phase 2 meeting. We anticipate the End of Phase 2 meeting will occur in the fourth quarter of 2017. Based on the results of the End of Phase 2 meeting, the FDA may require additional pre-clinical or clinical trials before a Phase 3 clinical study can be initiated.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA as well as other guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided preliminary feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA feedback, a NI margin of 7% for the primary endpoint may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. Lipocine submitted the LPCN 1107 Phase 3 protocol to the FDA via a SPA in June 2017 and anticipates feedback from the FDA in the third quarter of 2017 which may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, manufacturing scale-up work for LPCN 1107 is on-going and must occur before the start of the Phase 3 clinical study for LPCN 1107. A planned food-effect study will also need to be conducted either before or in parallel with the Phase 3 clinical study.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through June 30, 2017, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from LPCN 1021 or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $93.4 million in research and development expenses through June 30, 2017.

We expect to incur approximately $3.5 million in additional research and developments costs for LPCN 1021 as we finalize the data analyses for the DV and DF studies, as we prepare and resubmit the NDA and as we complete on-going manufacturing activities. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

Approval, if ever, of LPCN 1021 will require the resubmission of the NDA and approval by the FDA, and we expect to continue to incur significant costs as we seek approval of LPCN 1021.

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

We also incurred significant manufacturing costs to prepare launch supplies for LPCN 1021, and expect to incur additional manufacturing costs related to LPCN 1021. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

•	the timing and outcome of regulatory filings and FDA reviews and actions for LPCN 1021;

•	our dependence on third-party manufacturers for the production of satisfactory finished product for registration and launch should regulatory approval be obtained;

•	the potential for future license or co-promote arrangements for LPCN 1021, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our future plans and capital requirements; and

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities.

A change of outcome for any of these variables with respect to the development of LPCN 1021 could mean a substantial change in the costs and timing associated with these efforts, will require us to raise additional capital, and may require us to reduce operations.

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

Summary of Research and Development Expense

We are conducting on-going clinical trials with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
External service provider costs:
LPCN 1021	$2,949,940	$1,110,300	$5,381,296	$2,008,387
LPCN 1111	200,554	773,263	176,425	1,514,662
LPCN 1107	337,104	51,128	363,226	199,618
Other product candidates	-	7,500	-	15,000
Total external service provider costs	3,487,598	1,942,191	5,920,947	3,737,667
Internal personnel costs	505,897	480,202	1,050,081	1,213,705
Other research and development costs	113,402	145,308	219,608	289,720
Total research and development	$4,106,897	$2,567,701	$7,190,636	$5,241,092

We expect research and development expenses to increase in the future when and if we initiate Phase 3 clinical trials for LPCN 1111 and LPCN 1107 and as we prepare the NDA for resubmission for LPCN 1021.

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

We expect that general and administrative expenses will increase materially as we mature as a public company. These increases will likely include legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. However, these increases will be offset by decreases in general and administrative fees related to decreased marketing, sales and finance salaries and related expenses associated with a restructuring and reduction in force plan implemented in July 2016 and October 2016. Additionally, outside spend on sales and marketing pre-commercialization activities will decrease until we receive clarity on the regulatory path forward for LPCN 1021. If the FDA approves LPCN 1021, we will increase our outside spend on pre-commercialization and commercialization activities substantially and will need to raise additional capital to fund these expenses.

Other Income, Net

Other income, net consists primarily of interest earned on our cash, cash equivalents and marketable investment securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Variance
Research and development expenses	$4,106,897	$2,567,701	1,539,196
General and administrative expenses	2,033,721	3,247,419	(1,213,698)
Other income, net	(50,852)	(55,009)	4,157

Research and Development Expenses

The increase in research and development expenses during the three months ended June 30, 2017 was primarily due to an increase in contract research organization costs of $2.3 million for LPCN 1021 for the conduct of the DV and DF clinical studies offset by a decrease in technical batch manufacturing costs for LPCN 1021 of $747,000.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended June 30, 2017 was primarily due to a decrease of $996,000 for business development, market research and pre-commercialization activities related to LPCN 1021 and a decrease of $247,000 in personnel costs. Personnel costs decreased as a result of the restructurings that took place in July 2016 and October 2016.

Other Income, Net

The decrease in other income, net, primarily reflects decreased interest earned on lower average balances in cash, cash equivalents and marketable investment securities in 2017 as compared to 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016	Variance
Research and development expenses	7,190,636	5,241,092	1,949,544
General and administrative expenses	3,858,897	7,644,432	(3,785,535)
Other income, net	(99,208)	(116,668)	17,460
Income tax expense	700	700	-

Research and Development Expenses

The increase in research and development expenses in the six months ended June 30, 2017 was primarily due to an increase in contract research organization costs of $3.7 million for LPCN 1021 for the conduct of the DV and DF clinical studies offset by a decrease in technical batch manufacturing costs for LPCN 1021 of $1.5 million and decreased personnel costs of $164,000. Personnel costs decreased as a result of the restructurings that took place in July 2016 and October 2016.

General and Administrative Expenses

The decrease in general and administrative expenses during the six months ended June 30, 2017 was primarily due to a decrease of $2.0 million for business development, market research and pre-commercialization activities related to LPCN 1021, a decrease of $705,000 for legal fees related to patent litigation, a decrease in travel of $108,000 and a decrease of $958,000 in personnel costs. Personnel costs decreased as a result of the restructurings that took place in July 2016 and October 2016.

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

As of June 30, 2017, we had $27.8 million of cash, cash equivalents and marketable investment securities compared to $26.8 million at December 31, 2016.

On March 6, 2017, we entered into the Sales Agreement with Cantor pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $20.0 million through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law.

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

As of June 30, 2017, we have sold 1,986,709 shares of our common stock resulting in net proceeds of approximately $8.4 million under the Sales Agreement. We paid commissions of $227,000 to Cantor in connection with these sales.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through June 30, 2018. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through June 30, 2018, we will need to raise additional capital at some point, either before or after June 30, 2018, to support our operations, long-term research and development and commercialization of our product candidates if they receive approval from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization activities sooner than planned. We may consume our capital resources more rapidly if the, FDA approval for LPCN 1021 is delayed or denied, or if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if our product candidates receive approval from the FDA. Conversely, our capital resources could last longer if we reduce expenses and the number of activities currently contemplated under our operating plan.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
Cash used in operating activities	$(7,839,310)	$(11,685,338)
Cash provided by investing activities	10,114,223	4,016,545
Cash provided by financing activities	8,795,545	34,249

Net Cash Used in Operating Activities

During the six months ended June 30, 2017 and 2016, net cash used in operating activities was $7.8 million and $11.7 million, respectively.

Net cash used in operating activities during the six months ended June 30, 2017 and 2016 was primarily attributable to cash outlays to support on-going operations, including research and development expenses and general and administrative expenses. During 2017, we were conducting our DV study and DF study for LPCN 1021, we were conducting our preclinical toxicity study with LPCN 1111 and we were drafting our protocol for LPCN 1107 as well as conducting manufacturing scale-up activities for LPCN 1107. During 2016, we had our LPCN 1021 NDA under review with the FDA, we were building out our commercial infrastructure and capabilities leading up to our PDUFA date of June 28, 2016 with LPCN 1021, we were analyzing data from a multi-dose PK study with LPCN 1107 and we were conducting a Phase 2b clinical study with LPCN 1111.

Net Cash Provided by Investing Activities

During the six months ended June 30, 2017 and 2016, net cash provided by investing activities was $10.1 million and $4.0 million, respectively.

Net cash provided by investing activities during 2017 and 2016 was primarily the result of utilizing marketable investment securities, net, of $10.1 million and $4.0 million, respectively, to fund operations. There were no capital expenditures for the six months ended June 30, 2017 and capital expenditures for the six months ended June 30, 2016 were $60,000.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2017 and 2016 net cash provided by financing activities was $8.8 million and $34,000, respectively.

Net cash provided by financing activities during 2017 was primarily attributable to the net proceeds from the sale of 1,986,709 shares of common stock pursuant to the ATM Offering resulting in net proceeds of $8.4 million as well as proceeds from the exercise of stock options.

Net cash provided by financing activities during 2016 was primarily attributable to proceeds from the exercise of stock options.

Employee stock option exercises provided approximately $389,000 and $34,000 of cash during the six months ended June 30, 2017 and 2016, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options.

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On May 6, 2014, we modified and extended the lease through February 28, 2018. Our remaining commitment through 2018 under this lease is $204,000. Additionally, on December 28, 2015, we entered into an agreement to lease office space in Lawrenceville, New Jersey which has an occupancy date of February 1, 2016 and an end date of January 31, 2018. Our remaining commitment through 2018 under this lease is $49,000.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 6, 2017.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of June 30, 2017.

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

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., 3:16-cv-04009-BRM-LHG, filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. The lawsuits contain substantially identical allegations and allege that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for LPCN 1021 to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuits seek certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable relief. On December 2, 2016, the court granted plaintiff’s motion to consolidate the various lawsuits and appointed Pomerantz LLP as lead counsel and Lipocine Investor Group as lead plaintiff. The court also stated that all filings shall bear the caption In re Lipocine Inc. Securities Litigation. On March 14, 2017, the court granted our motion to transfer the action to the United States District Court for the District of Utah. On April 27, 2017, Plaintiff filed an Amended Complaint against the Company and certain of its officers and/or directors in the United States District Court for the District of Utah. This is a purported class action seeking relief for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b5 promulgated thereunder. The allegations in the Amended Complaint are substantially similar to those in the complaint filed on July 1, 2016. Plaintiff seeks certification as a class action, compensatory damages of an unspecified amount, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees, and unspecified other costs, as well as any further relief the court deems just and proper. We filed a motion to dismiss the Amended Complaint on June 12, 2017, in compliance with the scheduling order entered by the court on December 20, 2016, and on July 27, 2017, the Plaintiff filed their opposition to the motion to dismiss.  We believe that the claims in the lawsuits are without merit and will defend against them vigorously. We maintain insurance for claims of this nature, which management believes is adequate. Moreover, we believe, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on our financial position, although we will have to pay the insurance retention amount in connection with the lawsuit.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 6, 2017 and the risk factors discussed in Part II, “Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 6, 2016, the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2016 filed with the SEC on March 6, 2017 and from our risk factors included in our Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 8, 2017:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We depend primarily on the success of our lead product candidate, LPCN 1021, for which we received a Complete Response Letter from the FDA, and which may not receive approval or be successfully commercialized.

LPCN 1021 is currently our only product candidate that has completed Phase 3 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization if approved. Historically, we have submitted an NDA to the FDA but have not submitted comparable applications to other regulatory authorities. We do not control whether or when we may receive approval of LPCN 1021 from the FDA. We are not permitted to market LPCN 1021 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries.

Although we have completed Phase 3 efficacy trials with LPCN 1021, approval from the FDA is not guaranteed. On June 29, 2016, we announced that we had received a CRL from the FDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting and proposed a dosing regimen to the FDA based on analyses of existing Phase 3 clinical data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. As a result, we initiated the DV and DF studies in response to the FDA’s request in December 2016. On June 19, 2017, we announced top-line results of the DV and DF studies. Although there is no guarantee of FDA approval of LPCN 1021, we believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering LPCN 1021. We currently expect to resubmit our NDA to the FDA in the third quarter of 2017. There is no guarantee of FDA approval of LPCN 1021. If the FDA denies or further delays approval of LPCN 1021, our business would be materially and adversely harmed. If the FDA does approve LPCN 1021, but we are unsuccessful in commercializing LPCN 1021, our business will be materially and adversely harmed.

The FDA may also require the addition of labeling statements or other warnings or contraindications, require us to perform additional clinical trials or studies or provide additional information in order to secure approval. Any such requirement would increase our costs and delay approval and commercialization of LPCN 1021 and would have a material adverse effect on our business and financial condition and require us to raise additional capital, which may not be available to us or available on terms favorable to us.

The FDA may also seek input from an expert panel either in the form of workshop, expert advisors’ input or require an Advisory Committee (“AdCom”) meeting regarding LPCN 1021 for any reason. The FDA or an AdCom may not agree with adequacy of clinical development conducted or clinical data presented. Particularly the FDA or an AdCom may be concerned with the risk associated with (associated with but not limited to) the following clinical endpoints for an oral T product; levels of various analytes observed including testosterone, DHT, TU, DHTU, Estradiol; Cmax secondary endpoint excursions; adequacy of long-term safety database; appropriateness and validation of laboratory assays; data collected and tests performed on clinical subjects and relating laboratory parameters including levels of hemoglobin, PSA, hematocrit, prolactin, HDL, LDL, Cholesterol, TG, SHGB, alkaline phosphatase, etc.; discontinuation rates experienced in studies; concerns on laboratory normal ranges for our analyte analysis; restrictions on food or meal administered to subjects; and; data analysis and statistical approaches. If an Advisory Committee meeting is held by the FDA, the outcome of the meeting is not guaranteed to favor our product and may result in the receipt of a CRL to our NDA resubmission.

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

We have focused a significant portion of our efforts and capital resources on developing LPCN 1021. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of June 30, 2017, we had an accumulated deficit of $116.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with any clinical trials we initiate associated with LPCN 1021, LPCN 1111 and LPCN 1107. In addition, if we obtain marketing approval for LPCN 1021, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we advance our lead product candidate, LPCN 1021, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Risks Related to Ownership of Our Common Stock

Our management and directors will be able to exert influence over our affairs.

As of June 30, 2017, our executive officers and directors beneficially owned approximately 10.7% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

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

Lipocine Inc.
(Registrant)

Dated: August 7, 2017	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 7, 2017	/s/ Morgan R. Brown
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

