Form 10-Q
period 2017-09-30
Lipocine Inc.
filed 2017-11-08
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2017

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

Outstanding Shares

As of November 8, 2017, the registrant had 21,196,537 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$9,270,823	$5,560,716
Marketable investment securities	16,408,750	21,279,570
Accrued interest income	9,256	38,943
Prepaid and other current assets	453,446	329,548

Total current assets	26,142,275	27,208,777

Property and equipment, net of accumulated depreciation of $1,113,988 and $1,092,710, respectively	82,162	103,440
Other assets	30,753	30,753

Total assets	$26,255,190	$27,342,970

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$803,819	$245,915
Accrued expenses	1,680,315	1,080,254
Total current liabilities	2,484,134	1,326,169
Total liabilities	2,484,134	1,326,169

Commitments and contingencies (notes 5, 7, 8 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 21,185,817 and 18,462,325 issued and 21,180,107 and 18,456,615 outstanding	2,119	1,846
Additional paid-in capital	144,878,419	131,481,123
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(533)	(8,493)
Accumulated deficit	(121,068,237)	(105,416,963)

Total stockholders' equity	23,771,056	26,016,801

Total liabilities and stockholders' equity	$26,255,190	$27,342,970

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$2,046,533	$1,506,581	$9,237,169	$6,747,673
General and administrative	2,719,526	1,394,406	6,578,423	9,038,837
Restructuring costs	-	385,233	-	385,233
Total operating expenses	4,766,059	3,286,220	15,815,592	16,171,743

Operating loss	(4,766,059)	(3,286,220)	(15,815,592)	(16,171,743)

Other income, net	65,811	50,735	165,018	167,403

Loss before income tax expense	(4,700,248)	(3,235,485)	(15,650,574)	(16,004,340)

Income tax expense	-	-	(700)	(700)

Net loss	$(4,700,248)	$(3,235,485)	$(15,651,274)	$(16,005,040)

Basic loss per share attributable to common stock	$(0.22)	$(0.18)	$(0.80)	$(0.88)

Weighted average common shares outstanding, basic	20,890,580	18,252,681	19,666,131	18,252,092

Diluted loss per share attributable to common stock	$(0.22)	$(0.18)	$(0.80)	$(0.88)

Weighted average common shares outstanding, diluted	20,890,580	18,252,681	19,666,131	18,252,092

Comprehensive loss:
Net loss	$(4,700,248)	$(3,235,485)	$(15,651,274)	$(16,005,040)
Net unrealized gain (loss) on available-for-sale securities	79	(5,824)	7,960	33,022

Comprehensive loss	$(4,700,169)	$(3,241,309)	$(15,643,314)	$(15,972,018)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ending September 30,
	2017	2016

Cash flows from operating activities:

Net loss	$(15,651,274)	$(16,005,040)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	21,278	23,724
Stock-based compensation expense	2,217,709	1,934,258
Accretion (amortization) of premium/discount on marketable investment securities	(56,530)	209,738

Changes in operating assets and liabilities:
Accrued interest income	29,687	29,331
Prepaid and other current assets	(123,898)	(107,270)
Accounts payable	557,904	357,884
Accrued expenses	600,061	(2,177,495)

Cash used in operating activities	(12,405,063)	(15,734,870)

Cash flows from investing activities:

Purchases of property and equipment	-	(59,650)
Purchases of marketable investment securities	(24,746,690)	(19,213,749)
Maturities of marketable investment securities	29,682,000	19,680,000
Payment of rental deposit	-	(7,000)

Cash provided by investing activities	4,935,310	399,601

Cash flows from financing activities:

Proceeds from stock option exercises	534,977	34,249
Net proceeds from common stock offering	10,644,883	-

Cash provided by financing activities	11,179,860	34,249

Net increase (decrease) in cash and cash equivalents	3,710,107	(15,301,020)

Cash and cash equivalents at beginning of period	5,560,716	20,007,659

Cash and cash equivalents at end of period	$9,270,823	$4,706,639

Supplemental disclosure of cash flow information:
Net unrealized gain on available-for-sale securities	$7,960	$33,022
Cash paid for income taxes	700	700

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2017.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the three and nine months ended September 30, 2017 and 2016 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s historical unvested restricted stock contained non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants were not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options and unvested restricted stock units to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic loss per share attributable to common stock:
Numerator
Net loss	$(4,700,248)	$(3,235,485)	$(15,651,274)	$(16,005,040)
Denominator
Weighted avg. common shares outstanding	20,890,580	18,252,681	19,666,131	18,252,092

Basic loss per share attributable to common stock	$(0.22)	$(0.18)	$(0.80)	$(0.88)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(4,700,248)	$(3,235,485)	$(15,651,274)	$(16,005,040)
Denominator
Weighted avg. common shares outstanding	20,890,580	18,252,681	19,666,131	18,252,092

Diluted loss per share attributable to common stock	$(0.22)	$(0.18)	$(0.80)	$(0.88)

The computation of diluted loss per share for the three and nine months ended September 30, 2017 and 2016 does not include the following stock options and unvested restricted stock units to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	September 30,
	2017	2016
Stock options	2,067,967	2,132,094
Unvested restricted stock units	272,000	-

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2017 and December 31, 2016 were as follows:

September 30, 2017	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$4,741,024	$334	$(485)	$4,740,873
Corporate bonds and commercial paper	11,668,259	310	(692)	11,667,877

	$16,409,283	$644	$(1,177)	$16,408,750

December 31, 2016	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government notes	$7,473,273	$-	$(2,219)	$7,471,054
Corporate bonds, notes and commercial paper	13,814,790	-	(6,274)	13,808,516

	$21,288,063	$-	$(8,493)	$21,279,570

Maturities of debt securities classified as available-for-sale securities at September 30, 2017 are as follows:

September 30, 2017	Amortized Cost	Aggregate fair value
Due within one year	$16,409,283	$16,408,750
	$16,409,283	$16,408,750

There were no sales of marketable investment securities during the three and nine months ended September 30, 2017 and 2016 and therefore no realized gains or losses. Additionally, $8.4 million and $11.6 million of marketable investment securities matured during the three months ended September 30, 2017 and 2016, respectively. Also, $29.7 million and $19.7 million of marketable investment securities matured during the nine months ended September 30, 2017 and 2016, respectively. The Company determined there were no other-than-temporary impairments for the three and nine months ended September 30, 2017 and 2016.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	September 30,	Fair value measurements at reporting date using
	2017	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds, commercial paper, and government notes	$4,973,808	$2,176,105	$2,797,703	$-

Government bonds and notes	4,740,873	4,740,873	-	-

Corporate bonds and commercial paper	11,667,877	-	11,667,877	-

	$21,382,558	$6,916,978	$14,465,580	$-

	December 31,	Fair value measurements at reporting date using
	2016	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,920,577	$2,920,577	$-	$-

Government notes	7,471,054	3,752,350	3,718,704	-

Corporate bonds, notes and commercial paper	13,808,516	-	13,808,516	-

	$24,200,147	$6,672,927	$17,527,220	$-

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the three and nine months ended September 30, 2017.

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

The Company did not recognize any charges related to the 2016 Restructuring Plan during the three and nine months ended September 30, 2017 and 2016. The activity for the nine months ended September 30, 2017 for restructuring charges is as follows:

September 30,
2017
Accrued restructuring charges payable at December 31, 2016	$239,573
Restructuring expenses in 2017	-
Restructuring payments in 2017	(216,404)
Accrued restructuring charges payable at September 30, 2017	$23,169

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At September 30, 2017 and December 31, 2016, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three and nine months ended September 30, 2017 and 2016.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $1.4 million and $938,000 for the three months ended September 30, 2017 and 2016, and $7.3 million and $4.7 million for the nine months ended September 30, 2017 and 2016 under these agreements and has recorded these expenses in research and development expenses.

(8)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2017 are:

Operating
leases
Year ending December 31:
2017	97,346
2018	58,903

Total minimum lease payments	$156,249

The Company’s rent expense was $95,000 and $95,000 for the three months ended September 30, 2017 and 2016, and $285,000 and $279,000 for the nine months ended September 30, 2017 and 2016.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

In March 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at the market,” (“ATM”), equity offering program, under which Cantor acts as sales agent. The shares of common stock to be sold under the Sales Agreement will be sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-199093) (the “Existing Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. As of September 30, 2017, we had sold an aggregate of 2,518,109 shares at a weighted-average sales price of $4.40 per share under the ATM for aggregate gross proceeds of $11.1 million and net proceeds of $10.6 million, after deducting sales agent commission and discounts and our other offering costs.

On October 13, 2017, the Company filed a Form S-3 (File No. 333-220942) (the “New Form S-3”) to replace the Existing Form S-3.  The New Form S-3 has not yet been declared effective by the Securities and Exchange Commission.  The New Form S-3, when effective, will register the sale of up to $150.0 million of any combination of common stock, preferred stock, debt securities, warrants and units pursuant to a shelf registration statement.  The New Form S-3 also contains a prospectus pursuant to which we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent, pursuant to the Sales Agreement.  Pursuant to Rule 415(a)(6) of the Securities Act of 1933, as amended, the offering of securities on the Existing Form S-3 will be deemed terminated as of the date of effectiveness of the New Form S-3.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $939,000 and $460,000 for the three months ended September 30, 2017 and 2016, and $2.2 million and $1.9 million for the nine months ended September 30, 2017 and 2016, allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Research and development	$196,869	$147,769	$620,881	$477,068
General and administrative	742,411	260,954	1,596,828	1,405,924
Restructuring costs	-	51,266	-	51,266

	$939,280	$459,989	$2,217,709	$1,934,258

The Company did not issue any stock options during the three months ended September 30, 2017 and 2016, and issued 50,000 and 602,000 stock options during the nine months ended September 30, 2017 and 2016. Additionally, the Company issued 287,000 restricted stock units during the nine months ended September 30, 2017 and did not issue any restricted stock units during the nine months ended September 30, 2016 or the three months ended September 30, 2017 and 2016.

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

For options granted during the nine months ended September 30, 2017 and 2016, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

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

As of September 30, 2017, there was $2.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 1.60 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally as of September 30, 2017, there was $736,000 of total unrecognized compensation cost related to unvested restricted stock units that have performance vesting.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 2,471,906 shares are authorized for issuance under the 2014 Plan, with 896,020 shares remaining available for grant as of September 30, 2017.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2016	2,225,850	$6.12
Options granted	50,000	3.83
Options exercised	(190,383)	2.81
Options forfeited	-	-
Options cancelled	(17,500)	13.84
Balance at September 30, 2017	2,067,967	6.31

Options exercisable at September 30, 2017	1,501,446	6.36

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,067,967	6.42	$6.31	$867,905	1,501,446	5.46	$6.36	$735,625

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was $202,000 and $22,000. There were 190,383 and 5,445 stock options exercised during the nine months ended September 30, 2017 and 2016.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted stock units

Balance at December 31, 2016	-
Granted	287,000
Vested	(15,000)
Cancelled	-
Balance at September 30, 2017	272,000

(10)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at September 30, 2017 as the Company does not consider any contingency to be probable nor estimable. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, and again on July 23, 2017 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements for the three months ended September 30, 2017 and 2016 and received reimbursements of $31,000 and $3,100 for the nine months ended September 30, 2017 and 2016. Spriaso filed its first NDA and, as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations; however, the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, expected product benefits, pre-clinical and clinical development timelines, results and timelines of ongoing or future studies, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, “potential”, “ anticipate”, “believe”, “could”, “plan”, “predict”, “should”, “would” and “intend” and similar terms and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 7, 2017, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 8, 2017 or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 6, 2017. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, TLANDO™ or LPCN 1021, is an oral testosterone replacement therapy (“TRT”) and is currently under review by the United States Food and Drug Administration (“FDA”) with a Prescription Drug User Fee Act (“PDUFA”) action goal date of February 8, 2018. The FDA has deemed the resubmission a complete response to its June 2016 Complete Response Letter (“CRL”) that requested additional information related to the dosing algorithm for the proposed label. The TLANDO New Drug Application (“NDA”) is based on the results of the Dosing Validation (“DV”) study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). Additionally, the Bone, Reproductive and Urologic Drugs Advisory Committee (“BRUDAC”) of the FDA plans to discuss the NDA for TLANDO on January 10, 2018. Although there is no guarantee of approval of TLANDO, we believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering LPCN 1021. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product with the potential for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, and has completed an End-of-Phase 2 meeting with the FDA.

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

We have incurred losses in most years since our inception. As of September 30, 2017, we had an accumulated deficit of $121.1 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $15.7 million for the nine months ended September 30, 2017, compared to $16.0 million for the nine months ended September 30, 2016. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	prepare for an FDA Advisory Committee meeting;

•	conduct further development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our marketing and sales efforts as we perform pre-commercialization activities; and

•	provide general and administrative support for our operations.

To fund future long-term operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, regulatory requirements and outcomes related to TLANDO, regulatory requirements related to our other development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. In March 2017, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $20.0 million through Cantor as our sales agent (the “ATM Offering”). Through September 30, 2017, we have sold 2,518,109 shares for net proceeds of $10.6 million in the aggregate through the ATM Offering. However, even with the ATM Offering, we cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future. If we are unable to raise sufficient capital to fund our planned business operations and the continued development of our product candidates, we will have to reduce operations and expenses to conserve cash.

Our Product Candidates

Our current portfolio, shown below, includes our lead product candidate, TLANDO, an oral testosterone replacement therapy that is currently under review by the FDA with a PDUFA goal date of February 8, 2018. Additionally, we are in the process of establishing our pipeline of other clinical candidates including a next generation potential once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

Product Candidate	Indication	Status	Next Expected Milestone(s)
Men’s Health

TLANDO	Testosterone Replacement	NDA Filed	Advisory Committee meeting (January 10, 2018) PDUFA goal date (February 8, 2018)

LPCN 1111	Testosterone Replacement	Phase 2	Meeting with FDA (1Q 2018)

Women’s Health

LPCN 1107	Prevention of Preterm Birth	Phase 2	CMC: process characterization and scale-up completed (Dec 2017)

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

LPCN 1021: An Oral Product Candidate for Testosterone Replacement Therapy

Our lead product, TLANDO, is an oral formulation of the chemical, testosterone undecanoate (“TU”), an eleven carbon side chain attached to testosterone. TU is an ester prodrug of testosterone. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, testosterone is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and recently TU has received regulatory approval in the United States for delivery via intra-muscular injection. We are using our proprietary technology to facilitate steady gastrointestinal solubilization and absorption of TU. Proof of concept was initially established in 2006, and subsequently LPCN 1021 was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to LPCN 1021 were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

NDA Resubmission

We resubmitted our NDA to the FDA in August 2017 based on the results of the DV study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). The FDA accepted our NDA as a complete response to their CRL and assigned a PDUFA goal date of February 8, 2018 for completion of the review. Additionally, the BRUDAC of the FDA plans to discuss the NDA for TLANDO on January 10, 2018. Previously on June 28, 2016, we received a CRL from the FDA on our original NDA submission. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting, and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. The DV study was in response to the FDA’s request. Prior to initiating the DV study, the FDA reviewed the DV study protocol through a Special Protocol Assessment (“SPA”). Lipocine received the FDA’s initial feedback on the protocol submitted via SPA prior to initiating the DV study in December 2016. We also initiated the Dosing Flexibility (“DF”) study to assess TLANDO in hypogonadal males on a fixed daily dose of 450 mg divided into three equal doses. Although there is no guarantee of FDA approval of TLANDO, we believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering TLANDO.

Results from DV and DF Studies

The DV and DF studies were both an open-label, fixed dose (no titration), single treatment clinical study of oral TRT in hypogonadal males with low testosterone (T) (< 300 ng/dL) that assessed TLANDO in hypogonadal males on a fixed daily dose of 450 mg divided into two equal doses (“BID”) in the DV study and into three equal doses (“TID”) in the DF study. In total, 95 and 100 subjects were enrolled into DV and DF studies, respectively, with 94 and 98 subjects completing the DV and DF studies, respectively.

On June 19, 2017, we announced top-line results of the DV and DF studies. Although there is no guarantee of FDA approval of LPCN 1021, we believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering LPCN 1021. The DV study will be considered our pivotal efficacy clinical study for the NDA resubmission. TLANDO successfully met the FDA primary efficacy guidelines in the DV study safety statistical analysis set (“SS”) where 80% of the subjects achieved average testosterone levels (“Cavg”) within the normal range with a lower bound confidence interval (“CI”) of 72%. The DF study restored 70% of the subjects’ average testosterone levels within the normal range (Cavg) confirming that twice daily (“BID”) dosing is the appropriate dosing regimen for TLANDO and was the basis for resubmission. The safety set is defined as any subject that was randomized into the study and took at least one dose (N=95 subjects in the DV study and N=100 in the DF study). A baseline carried forward approach was used to account for missing data as a result of subject discontinuation.

The primary efficacy endpoint is the percentage of subjects with Cavg within the normal range, which is defined as 300-1080 ng/dL. The FDA guidelines for primary efficacy success is that at least 75% of the subjects on active treatment achieve a testosterone Cavg within the normal range; and the lower bound of the 95% CI must be greater than or equal to 65%.

The adverse event profile of TLANDO in both the DV and DF studies was consistent with the previously conducted 52-week Phase 3 Study of Androgen Replacement (“SOAR”) clinical trial. All drug related adverse events (“AEs”) were either mild or moderate in intensity and none were severe. To date, the safety database of TLANDO includes ~525 unique hypogonadal men demonstrating a profile consistent with other TRT products.

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

Prior to conducting the DV study and the DF study, we completed our SOAR pivotal Phase 3 clinical study evaluating efficacy and 52-week safety of LPCN 1021. The SOAR study is considered our pivotal safety clinical study for the NDA resubmission.

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

Primary statistical analysis was conducted using the Efficacy Population Set (“EPS”). The EPS is defined as subjects randomized into the study with at least one PK profile and no significant protocol deviations and includes imputed missing data by last observation carried forward, N=151. Further analysis was performed using the full analysis set (“FAS”) (any subject randomized into the study with at least one post-baseline efficacy variable response, N=193) and the SS (any subject that was randomized into the study and took at least one dose, N=210).

Safety

The safety component of the SOAR trial was completed the last week of April 2015. The safety extension phase was designed to assess safety based on information such as metabolites, biomarkers, laboratory values, serious adverse events (“SAEs”) and AEs, with subjects on their stable dose regimen in both the treatment arm and the active control arm. TLANDO treatment was well tolerated in that there were no hepatic, cardiac or drug related SAEs.

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

Food Effect Study

We also completed our labeling “food effect” study in May 2015. Results from the labeling “food effect” study indicate that bioavailability of testosterone from TLANDO is not affected by changes in meal fat content. The results demonstrate comparable testosterone levels between the standard fat meal (similar to the meal instruction provided in the Phase 3 clinical study) and both the low and high fat meals. The labeling “food effect” study was conducted per the FDA requirement and we submitted preliminary results from this study to the FDA in the second quarter of 2015 prior to submitting the NDA.

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

Competition Update

On October 20, 2017, Antares Pharma, Inc. announced that it had received a CRL from the FDA regarding its NDA for XYOSTED™ (testosterone enanthate) injection. The CRL indicated that the FDA cannot approve the Antares NDA in its present form and identified two deficiencies related to clinical data. Based on findings in two clinical studies, the FDA is concerned XYOSTED could cause a clinically meaningful increase in blood pressure. Additionally, the CRL also raised a concern regarding the occurrence of depression and suicidality.

On June 26, 2017, Clarus Therapeutics, Inc. (“Clarus”) announced that it had completed its Phase 3 clinical trial for Jatenzo® (formerly Rextoro® and CLR-610), a twice-daily oral softgel capsule of TU, and submitted an NDA to the FDA. If Jatenzo is approved by the FDA before LPCN 1021, Clarus may be in a position to commercially launch Jatenzo before we can commercially launch TLANDO.

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

We have completed the preclinical toxicology study with LPCN 1111 which demonstrated that the overall toxicological profile, including off target effects, of LPCN 111 are closely aligned with general androgenic class pharmacology based on a preliminary evaluation. Additionally, we have been granted a FDA meeting to discuss the Phase 3 clinical study and path forward for LPCN 1111. Based on the results of the FDA meeting in the first quarter of 2018, the FDA may require additional pre-clinical or clinical trials before a Phase 3 clinical study can be initiated.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA as well as other guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided preliminary feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA feedback, a NI margin of 7% for the primary endpoint may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via a SPA in June 2017 and have received FDA’s feedback. Agreement with the FDA on the Phase 3 protocol via SPA has not occurred and may not occur until results from a planned food-effect study with LPCN 1107 are reviewed by the FDA. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, manufacturing scale-up work for LPCN 1107 is on-going and must occur before the start of the Phase 3 clinical study for LPCN 1107.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through September 30, 2017, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $95.4 million in research and development expenses through September 30, 2017.

We expect to incur approximately $2.5 million in additional research and developments costs for TLANDO as we complete on-going manufacturing activities and as we prepare for the FDA Advisory Committee meeting. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

Approval, if ever, of TLANDO will require approval by the FDA or the resubmitted NDA, and we expect to continue to incur significant costs as we seek approval of TLANDO.

In general, the cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the duration of subject follow-ups;

•	the length of time required to collect, analyze and report trial results;

•	the cost, timing and outcome of regulatory review; and

•	potential changes by the FDA in clinical trial and NDA filing requirements for testosterone replacement therapies.

We also incurred significant manufacturing costs to prepare launch supplies for TLANDO, and expect to incur additional manufacturing costs related to TLANDO. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

•	the timing and outcome of regulatory filings and FDA reviews and actions for TLANDO;

•	our dependence on third-party manufacturers for the production of satisfactory finished product for registration and launch should regulatory approval be obtained;

•	the potential for future license or co-promote arrangements for TLANDO, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our future plans and capital requirements; and

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities.

A change of outcome for any of these variables with respect to the development of TLANDO could mean a substantial change in the costs and timing associated with these efforts, will require us to raise additional capital, and may require us to reduce operations.

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

Summary of Research and Development Expense

We are conducting on-going research and development with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
External service provider costs:
LPCN 1021	$953,289	$829,165	$6,334,585	$2,837,552
LPCN 1111	134,335	44,461	310,760	1,559,123
LPCN 1107	335,458	56,637	698,683	256,255
Other product candidates	-	7,500	-	22,500
Total external service provider costs	1,423,082	937,763	7,344,028	4,675,430
Internal personnel costs	514,065	425,901	1,564,146	1,639,606
Other research and development costs	109,386	142,917	328,995	432,637
Total research and development	$2,046,533	$1,506,581	$9,237,169	$6,747,673

We expect research and development expenses to increase in the future when and if we initiate Phase 3 clinical trials for LPCN 1111 and LPCN 1107.

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

We expect that general and administrative expenses will increase materially as we mature as a public company. These increases will likely include legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. However, outside spend on sales and marketing pre-commercialization activities will be consistent with spend during the three months ended September 30, 2017 until we receive clarity on the regulatory path forward for TLANDO. If the FDA approves TLANDO, we will increase our outside spend on pre-commercialization and commercialization activities substantially and will need to raise additional capital to fund these expenses.

Other Income, Net

Other income, net consists primarily of interest earned on our cash, cash equivalents and marketable investment securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Variance
Research and development expenses	$2,046,533	$1,506,581	539,952
General and administrative expenses	2,719,526	1,394,406	1,325,120
Restructuring costs	-	385,233	(385,233)
Other income, net	(65,811)	(50,735)	(15,076)

Research and Development Expenses

The increase in research and development expenses during the three months ended September 30, 2017 was primarily due to an increase in contract research organization costs of $261,000 for TLANDO for the conduct of the DV and DF clinical studies and an increase in contract manufacturing costs of $318,000 for TLANDO and LPCN 1107. This was offset by a decrease of $42,000 in travel and other allocated overhead costs.

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended September 30, 2017 was primarily due to an increase of $664,000 for market research and pre-commercialization activities related to TLANDO and an increase of $768,000 associated with severance benefits under an employee agreement to a terminated employee which included salary and accelerated vesting of stock options and restricted stock units offset by $124,000 in decreased personnel costs as a result of the restructurings that took place in July 2016 and October 2016.

Other Income, Net

The increase in other income, net, primarily reflects increased interest rates on average balances in cash, cash equivalents and marketable investment securities in 2017 as compared to 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016	Variance
Research and development expenses	9,237,169	6,747,673	2,489,496
General and administrative expenses	6,578,423	9,038,837	(2,460,414)
Restructuring costs	-	385,233	(385,233)
Other income, net	(165,018)	(167,403)	2,385
Income tax expense	700	700	-

Research and Development Expenses

The increase in research and development expenses in the nine months ended September 30, 2017 was primarily due to an increase in contract research organization costs of $4.0 million for TLANDO for the conduct of the DV and DF clinical studies offset by a decrease in technical batch manufacturing costs for TLANDO of $1.2 million, decreased personnel costs of $75,000, decreased outside services of $118,000, and reduced travel and other allocated overhead costs of $80,000.

General and Administrative Expenses

The decrease in general and administrative expenses during the nine months ended September 30, 2017 was primarily due to a decrease of $1.4 million for business development, market research and pre-commercialization activities related to TLANDO, a decrease of $719,000 for legal fees related to patent litigation, and a decrease of $314,000 in personnel costs. Personnel costs decreased as a result of the restructurings that took place in July 2016 and October 2016 by $1.1 million offset by an increase in personnel cost of $768,000 associated with severance benefits under an employee agreement to a terminated employee which included salary and accelerated vesting of stock options and restricted stock units.

Other Income, Net

The decrease in other income, net, primarily reflects decreased interest earned on lower average balances in cash, cash equivalents and marketable investment securities in 2017 as compared to 2016.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we seek to advance our lead product candidate, TLANDO, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts.

As of September 30, 2017, we had $25.7 million of cash, cash equivalents and marketable investment securities compared to $26.8 million at December 31, 2016.

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

The shares of our common stock to be sold under the Sales Agreement will be sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-199093) (the “Existing Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. Cantor will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. We will pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. We have also provided Cantor with customary indemnification rights.

On October 13, 2017, we filed a Form S-3 (File No. 333-220942) (the “New Form S-3”) to replace the Existing Form S-3.  The New Form S-3 has not yet been declared effective by the Securities and Exchange Commission.  The New Form S-3, when effective, will register the sale of up to $150,000,000 of any combination of common stock, preferred stock, debt securities, warrants and units pursuant to a shelf registration statement.  The New Form S-3 also contains a prospectus pursuant to which we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $25 million through Cantor as our sales agent, pursuant to the Sales Agreement that we currently have in place with Cantor.  The other terms of the Sales Agreement that are described above will apply to the up to $25 million “at the market offering” anticipated to be made pursuant to the prospectus in the New Form S-3.  Pursuant to Rule 415(a)(6) of the Securities Act of 1933, as amended, the offering of securities on the Existing Form S-3 will be deemed terminated as of the date of effectiveness of the New Form S-3.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

As of September 30, 2017, we have sold 2,518,109 shares of our common stock resulting in net proceeds of approximately $10.6 million under the Sales Agreement which is net of $260,000 commissions paid to Cantor in connection with these sales.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through September 30, 2018. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through September 30, 2018, we will need to raise additional capital at some point, either before or after September 30, 2018, to support our operations, long-term research and development and commercialization of our product candidates if we receive approval of TLANDO from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization activities sooner than planned. We may consume our capital resources more rapidly if the FDA approval for TLANDO is delayed or denied, or if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if our product candidates receive approval from the FDA. Conversely, our capital resources could last longer if we reduce expenses and the number of activities currently contemplated under our operating plan.

We currently have no credit facility or committed sources of debt capital. We can raise capital pursuant to the Sales Agreement in the ATM Offering but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

•	further clinical development requirements, if any, or other requirements of the FDA related to approval of TLANDO;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•	the scope of clinical and other work required to obtain approval of TLANDO and our other product candidates;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
Cash used in operating activities	$(12,405,063)	$(15,734,870)
Cash provided by investing activities	4,935,310	399,601
Cash provided by financing activities	11,179,860	34,249

Net Cash Used in Operating Activities

During the nine months ended September 30, 2017 and 2016, net cash used in operating activities was $12.4 million and $15.7 million, respectively.

Net cash used in operating activities during the nine months ended September 30, 2017 and 2016 was primarily attributable to cash outlays to support on-going operations, including research and development expenses and general and administrative expenses. During 2017, we were performing activities required to resubmit the TLANDO NDA, including conducting our DV study and DF study for TLANDO. Additionally, we were conducting our preclinical toxicity study with LPCN 1111 and we were drafting our protocol for LPCN 1107 as well as conducting manufacturing scale-up activities for LPCN 1107. During 2016, we had our TLANDO NDA under review with the FDA, we were building out our commercial infrastructure and capabilities leading up to our PDUFA date of June 28, 2016 with TLANDO, we were analyzing data from a multi-dose PK study with LPCN 1107 and we were conducting a Phase 2b clinical study with LPCN 1111.

Net Cash Provided by Investing Activities

During the nine months ended September 30, 2017 and 2016, net cash provided by investing activities was $4.9 million and $400,000, respectively.

Net cash provided by investing activities during 2017 and 2016 was primarily the result of utilizing marketable investment securities, net, of $4.9 million and $400,000, respectively, to fund operations. There were no capital expenditures for the nine months ended September 30, 2017 and capital expenditures for the nine months ended September 30, 2016 were $60,000.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2017 and 2016 net cash provided by financing activities was $11.2 million and $34,000, respectively.

Net cash provided by financing activities during 2017 was primarily attributable to the net proceeds from the sale of 2,518,109 shares of common stock pursuant to the ATM Offering resulting in net proceeds of $10.6 million as well as proceeds from the exercise of stock options.

Net cash provided by financing activities during 2016 was primarily attributable to proceeds from the exercise of stock options.

Employee stock option exercises provided approximately $535,000 and $34,000 of cash during the nine months ended September 30, 2017 and 2016, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options.

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On May 6, 2014, we modified and extended the lease through February 28, 2018. Our remaining commitment through 2018 under this lease is $128,000. Additionally, on December 28, 2015, we entered into an agreement to lease office space in Lawrenceville, New Jersey which has an occupancy date of February 1, 2016 and an end date of January 31, 2018. Our remaining commitment through 2018 under this lease is $28,000.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 6, 2017.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Our Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of September 30, 2017.

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

On May 15, 2015, we filed a patent application with the PTO, and our application requested that the PTO declare an interference between our patent application and the Clarus 428 Patent.  Pursuant to Lipocine's request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the Senior Party in the interference. On September 20, 2017 the PTAB issued a Decisions on Motions. The PTAB granted Lipocine’s motion to deny Clarus’ previously accorded priority date for the Clarus 428 Patent and denied Clarus’ motion for an earlier priority date based upon the filing of its provisional applications. Therefore, Clarus has a new priority date of April 16, 2014 for the Clarus 428 patent. The PTAB also granted Clarus’ motion to deny Lipocine’s accorded priority date. Therefore, Lipocine has an accorded priority date of May 15, 2015 on its application. As a consequence of this decision, the PTAB has redeclared the interference and named Clarus as the senior party and Lipocine as the junior party. All other motions were denied. A conference call with the PTAB was held on October 4, 2017 to discuss the next steps, including a priority schedule. After the conference call, the PTAB issued an order setting times in the priority phase.  The order indicated that since Lipocine is the only party that filed a priority statement, only Lipocine shall be permitted to put on a priority case. The priority statement filed by Lipocine included a claimed date of invention well prior to Clarus’ accorded benefit date.

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., 3:16-cv-04009-BRM-LHG, filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. On December 2, 2016, the court granted plaintiff’s motion to consolidate the various lawsuits and appointed Pomerantz LLP as lead counsel and Lipocine Investor Group as lead plaintiff.  The court also stated that all filings shall bear the caption In re Lipocine Inc. Securities Litigation.  On March 14, 2017, the court granted our motion to transfer the action to the United States District Court for the District of Utah.  On April 27, 2017, Plaintiff filed an Amended Complaint against the Company and certain of its officers and/or directors in the United States District Court for the District of Utah.  This is a purported class action seeking relief for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b5 promulgated thereunder.  The Amended Complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. Plaintiff seeks certification as a class action, compensatory damages of an unspecified amount, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees, and unspecified other costs, as well as any further relief the court deems just and proper.  We filed a motion to dismiss the Amended Complaint on June 12, 2017, in compliance with the scheduling order entered by the court on December 20, 2016. On July 27, 2017, the Plaintiff filed their opposition to the motion to dismiss, and on August 28, 2017 we filed our reply to the Plaintiff’s opposition to the motion to dismiss.   Oral arguments on the motion to dismiss were held on October 24, 2017, and the judge denied our motion to dismiss.  We believe that the claims in the lawsuits are without merit and will defend against them vigorously. We maintain insurance for claims of this nature, which management believes is adequate. Moreover, we believe, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on our financial position, although we will have to pay up to the insurance retention amount in connection with the lawsuit.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 6, 2017 and the risk factors discussed in Part II, “Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 8, 2017, “Item 1A. Risk Factors” of our Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 7, 2017, the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2016 filed with the SEC on March 6, 2017, from our risk factors included in our Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 8, 2017 and from our risk factors included in our Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 7, 2017:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We depend primarily on the success of our lead product candidate, TLANDO, which is currently under FDA review, and which may not receive approval or be successfully commercialized.

TLANDO is currently our only product candidate that has completed Phase 3 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization if approved. We have submitted an NDA to the FDA but have not submitted comparable applications to other regulatory authorities. We do not control whether or when we may receive approval of TLANDO from the FDA. However, we do have a PDUFA goal date of February 8, 2018. We are not permitted to market TLANDO in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries.

Although we have completed Phase 3 efficacy trials with TLANDO, approval from the FDA is not guaranteed. We resubmitted our NDA to the FDA in August 2017 based on the results of the DV study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). The FDA accepted our NDA as a complete response to their CRL and assigned a PDUFA action goal date of February 8, 2018 for completion of the review. Additionally, the BRUDAC of the FDA plans to discuss the NDA for TLANDO on January 10, 2018. Previously on June 28, 2016, we received a CRL from the FDA on our original NDA submission. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting, and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. Although there is no guarantee of FDA approval of TLANDO, we believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering TLANDO. If the FDA denies or further delays approval of TLANDO, our business would be materially and adversely harmed. If the FDA does approve TLANDO, but we are unsuccessful in commercializing TLANDO, our business will be materially and adversely harmed.

The FDA may also require the addition of labeling statements or other warnings or contraindications, require us to perform additional clinical trials or studies or provide additional information in order to secure approval. Any such requirement would increase our costs and delay approval and commercialization of TLANDO and would have a material adverse effect on our business and financial condition and require us to raise additional capital, which may not be available to us or available on terms favorable to us.

The FDA also plans to seek input from an expert panel in the form of an Advisory Committee (“AdCom”) meeting regarding TLANDO. The FDA or an AdCom may not agree with adequacy of clinical development conducted or clinical data presented. Particularly the FDA or an AdCom may be concerned with observed treatment emergent adverse reactions and/or with the risk associated with (associated with but not limited to) the following clinical endpoints for an oral T product; levels of various analytes observed including testosterone, DHT, TU, DHTU, Estradiol; Cmax secondary endpoint excursions; adequacy of long-term safety database; appropriateness and validation of laboratory assays; data collected and tests performed on clinical subjects including vitals such as blood pressure and relating laboratory parameters including levels of hemoglobin, PSA, hematocrit, prolactin, HDL, LDL, Cholesterol, TG, SHGB, alkaline phosphatase, etc.; discontinuation rates experienced in studies; concerns on laboratory normal ranges for our analyte analysis; restrictions on food or meal administered to subjects; and; data analysis and statistical approaches. If an Advisory Committee meeting is held by the FDA, the outcome of the meeting is not guaranteed to favor our product and may result in the receipt of a CRL to our NDA resubmission.

Even if TLANDO is approved, the FDA may limit the indications for which it may be used, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies including participation in a long-term TRT consortium cardiovascular study and surveillance or other risk management measures to monitor the safety or efficacy of TLANDO. Further, in the event that we seek regulatory approval of TLANDO outside the United States, such markets also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of TLANDO in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Any regulatory approval of TLANDO, once obtained, may be withdrawn. Ultimately, the failure to obtain and maintain regulatory approvals would prevent TLANDO from being marketed and would have a material adverse effect on our business.

If the FDA clarifies, modifies or restricts the indicated population for T-replacement in the “class” label, the market for T-replacement products may shrink and our ability to sell and be reimbursed for TLANDO and LPCN 1111 could be materially adversely affected and our business could be harmed.

On September 17, 2014, the FDA held a T-class Advisory Committee meeting. The Advisory Committee discussed (i) the identification of the appropriate patient population for whom T-replacement therapy should be indicated and (ii) the potential risk of major adverse cardiovascular events, defined as non-fatal stroke, non-fatal myocardial infarction and cardiovascular death associated with T-replacement therapy. At the meeting, 20 of the 21 members of the Advisory Committee voted that the FDA should revise the currently indicated population for T-replacement therapy and recommended changing the label language to restrict the intended uses of the products, particularly in relation to age-related low testosterone. The Committee also supported adding language to the label to guide physicians in better diagnosis of eligible patients for treatment. On March 3, 2015, the FDA issued a safety announcement addressing the Advisory Committee’s recommendations.

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

Additionally, the FDA stated that they will require manufacturers of approved T-replacement products to conduct a well-designed clinical trial to more clearly address the question of whether an increased risk of heart attack or stroke exists among users of T-replacement products. The FDA encouraged manufacturers to work together on conducting a clinical trial, although the FDA will allow manufacturers to work separately if they so choose. The FDA did not address whether it would require sponsors without an approved T-replacement product to conduct a cardiovascular trial prior to being able to file an NDA. However, on March 19, 2015 we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for TLANDO. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to approval of the NDA for TLANDO. If the FDA changes its position, however, and concludes that a cardiovascular trial is required prior to approving our NDA for TLANDO, such trial would require substantial financial resources, and would delay the regulatory process for TLANDO and our entry into the marketplace, all of which would have a material adverse impact on our business. Further, if TLANDO receives FDA approval, it is unclear what our post-approval obligations may be, if any, in relation to a heart attack and stroke risk study. We may be required to contribute to an on-going industry-led heart attack and stroke risk study or to conduct our own long-term heart attack and stroke risk study, either of which would require substantial financial resources and would have a material adverse impact on our business. Regulatory actions related to T-replacement therapy have contributed to a contraction in the market for T-replacement products. If the market for T-replacement products continues to decline, for whatever reason, our business will be materially and adversely harmed.

If T-replacement therapies are found, or are perceived, to create health risks, our ability to sell TLANDO and LPCN 1111 could be materially adversely affected and our business could be harmed. Even if our TLANDO and our LPCN 1111 are approved, physicians and patients may be deterred from prescribing and using T-replacement therapies, which could depress demand for TLANDO and LPCN 1111 and compromise our ability to successfully commercialize TLANDO and LPCN 1111.

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

Following the FDA's announcement, the Endocrine Society, a professional medical organization, released a statement in February 2014 in support of further studies regarding the risks and benefits of FDA-approved T-replacement products for men with age-related T deficiency. Specifically, the Endocrine Society noted that large-scale randomized controlled trials are needed to determine the risks and benefits of T-replacement therapy in older men. In addition, the Endocrine Society recommended that patients should be informed of the potential cardiovascular risks in middle-aged and older men associated with T-replacement therapies. Also following the FDA's announcement, Public Citizen, a consumer advocacy organization, petitioned the FDA to add a “black box” warning about the increased risks of heart attacks and other cardiovascular dangers to the product labels of all T-replacement therapies. In addition, this petition urged the FDA to delay its decision date on approving Aveed, a long-acting T-injectable developed by Endo, which was subsequently approved by the FDA in March 2014. In July 2014, the FDA responded to the Public Citizen petition and denied the petition. Additionally, in June 2014 the FDA announced that it would require the manufacturers of testosterone drugs to update the warning label to include blood clots including deep vein thrombosis (“DVT”) and pulmonary embolism (“PE”).

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

The Advisory Committee also held a meeting on September 18, 2014 to evaluate the safety and efficacy of Jatenzo, an oral TU submitted to the FDA by Clarus Therapeutics for the proposed indication of T-replacement therapy. 18 of the 21 members of the Advisory Committee voted that the overall benefit/risk profile of Jatenzo was not acceptable to support approval for T-replacement therapy. The Advisory Committee agreed that an oral TU as a T-replacement therapy is promising and that it would be of great value to patients to have an oral treatment option, but they did not believe the current Jatenzo data supported approval.

On March 3, 2015, the FDA issued a safety announcement addressing the Advisory Committee’s recommendations and communicated its expectations related to label revisions and additional clinical requirements.

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

Also on October 20, 2017, Antares Pharma, Inc. (“Antares”) announced that it had received a CRL from the FDA regarding its NDA for XYOSTED™ (testosterone enanthate) injection. The CRL indicated that the FDA cannot approve the XYOSTED NDA in its present form and identified two deficiencies related to clinical data. Based on findings in two clinical studies, the FDA is concerned XYOSTED could cause a clinically meaningful increase in blood pressure. Additionally, the CRL also raised a concern regarding the occurrence of depression and suicidality.

It is possible that the FDA's evaluation of this topic and further studies on the effects of T-replacement therapies could demonstrate the risk of major adverse cardiovascular events or other health risks or could impose additional requirements that could delay our approval for TLANDO. During our SOAR trial, we collected safety data for TLANDO and a control group, the leading approved T-gel product, but we did not compare safety data from TLANDO to a placebo control group or the control group. If, following its evaluation, the FDA concludes that men using FDA-approved T-replacement therapies face serious cardiovascular risks, it may take actions against T-replacement products generally, which could impact us adversely in a variety of ways, including that the FDA could:

•	require additional safety studies before approving TLANDO;

•	mandate that certain warnings or precautions be included in our product labeling;

•	require that our product carry a “black box warning”;

•	limit use of TLANDO and LPCN 1111 to certain populations, such as men without specified conditions;

•	direct us to submit a Risk Evaluation and Mitigation Strategy (“REMS”) as part of our NDA to help ensure that the benefits of our product outweigh the potential risks;

•	require that we conduct post-marketing studies, potentially including registry, epidemiology or cardiovascular outcomes studies; and

•	limit the prospects for regulatory approval and commercial success of our TLANDO and LPCN 1111.

Additionally, the FDA has scheduled an Advisory Committee meeting to evaluate the safety and efficacy of TLANDO as a T-replacement product on January 10, 2018. The outcome of such a meeting, including the overall risk and benefit profile of TLANDO or data adequacy, may be unfavorable for marketing approval of TLANDO.

Demonstrated T-replacement therapy safety risks, as well as negative publicity about the risks of hormone replacement therapy, including T-replacement, could hurt sales of and impair our ability to successfully commercialize TLANDO and LPCN 1111, if approved. On March 19, 2015, we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for TLANDO. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to approval of the NDA for TLANDO. If the FDA changes its position, however, and concludes that a cardiovascular trial is required prior to approving our NDA for TLANDO, such trial would require substantial financial resources, would delay the regulatory process for TLANDO and our entry into the marketplace, all of which would have a material adverse impact on our business.

RISKS RELATING TO OUR FINANCIAL POSITION AND CAPITAL REQUIREMENTS

We have incurred significant operating losses in most years since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts and capital resources on developing TLANDO. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of September 30, 2017, we had an accumulated deficit of $121.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with any clinical trials we initiate associated with TLANDO, LPCN 1111 and LPCN 1107. In addition, if we obtain marketing approval for TLANDO, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we advance our lead product candidate, TLANDO, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Risks Related to Ownership of Our Common Stock

Our management and directors will be able to exert influence over our affairs.

As of September 30, 2017, our executive officers and directors beneficially owned approximately 10.1% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

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

There is also the risk that, even if the validity of these patents is not challenged or is upheld, the court will refuse to stop the third party on the ground that such third-party’s activities do not infringe on our owned or licensed patents. In addition, the U.S. Supreme Court has recently changed some standards relating to the granting of patents and assessing the validity of patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our owned or licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination or other proceeding before the U.S. Patent and Trademark Office (“PTO”), or during litigation, under the revised criteria which make it more difficult to obtain or maintain patents.

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

We also license our patent portfolio, including U.S. and foreign patents and patent applications that cover our TLANDO and our other product candidates, to third parties for their respective products and product candidates. Under our agreements with our licensees, we have the right, but not the obligation, to enforce our current and future licensed patents against infringers of our licensees. In certain cases, our licensees may have primary enforcement rights and we have the obligation to cooperate. In the event of an enforcement action against infringers of our licensees, our licensees might not have the interest or resources to successfully preserve the patents, the infringers may countersue, and as a result our patents may be found invalid or unenforceable or of a narrower scope of coverage, and leave us with no patent protection for TLANDO and our other product candidates.

In addition, on May 15, 2015 we filed a patent application with the PTO, and our application requests that the PTO declare an interference between our patent application and Clarus Therapeutics’ (“Clarus”) U.S. Patent No. 8,828,428 (“the Clarus 428 Patent”). Pursuant to Lipocine's request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the senior party in the interference. On September 20, 2017 the PTAB issued a Motions Decision based on each party’s motions in the interference case. The PTAB granted Lipocine’s motion to deny Clarus’ previously accorded priority date for the Clarus 428 Patent. Therefore, Clarus has a new priority date of April 16, 2014 for the Clarus 428 patent. The PTAB also granted Clarus’ motion to deny Lipocine’s accorded priority date. Therefore, Lipocine has an accorded priority date of May 15, 2015 on its application. As a consequence of this decision, the PTAB has redeclared the interference and named Clarus as the senior party and Lipocine as the junior party. All other motions were denied. A conference call with the PTAB was held on October 4, 2017 to discuss the next steps, including priority schedule. As a result of the conference call, the PTAB has issued an order setting priority times.  The order indicated that since Lipocine is the only party that filed a priority statement, only Lipocine shall be permitted to put on a priority case. The priority statement filed by Lipocine included a priority date prior to Clarus’ accorded benefit date. Interference proceedings may fail and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party; our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if we are successful in such interference, it may result in substantial costs to us and distraction to our management.

This interference proceeding will consume a portion of our capital resources. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates and impair our ability to raise needed capital.

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

Lipocine Inc.
(Registrant)

Dated: November 8, 2017	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2017	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)

This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.