Form 10-K
period 2017-12-31
Lipocine Inc.
filed 2018-03-12
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding Shares

The aggregate market value of the common stock held by non-affiliates of the Registrant was $78 million as of June 30, 2017. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 9, 2018, the registrant had 21,264,539 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

General

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT”) and is currently under review by the United States Food and Drug Administration (“FDA”) with a Prescription Drug User Fee Act (“PDUFA”) action goal date of May 8, 2018. The FDA has deemed the resubmission a complete response to its June 2016 Complete Response Letter (“CRL”) that requested additional information related to the dosing algorithm for the proposed label. The TLANDO New Drug Application (“NDA”) is based on the results of the Dosing Validation (“DV”) study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). On January 10, 2018, the Bone, Reproductive and Urologic Drugs Advisory Committee (“BRUDAC”) of the FDA voted six in favor and thirteen against the acceptability of the overall benefit/risk profile to support approval of TLANDO as a TRT. We continue to work with the FDA in addressing topics discussed by BRUDAC. We may receive another CRL. This would cause delays and added expense to the process of seeking approval of TLANDO. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product with the potential for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth and has completed an End-of-Phase 2 meeting with the FDA.

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

Hypogonadism Overview

Low serum testosterone causes significant clinical impact and can result in erectile dysfunction, low libido, decreased muscle mass and strength, increased body fat, decreased bone density, decreased vitality and depressed mood. Furthermore, low serum testosterone concentrations have been found to be an independent predictor of a number of cardiovascular risk factors including obesity, abnormal lipid levels, hypertension, type 2 diabetes, and systemic inflammation. Well-designed, prospective clinical trials have determined that low testosterone levels are also independently associated with mortality risk. These findings have generated interest amongst the medical community and general public regarding the importance of maintaining appropriate serum testosterone levels, which has stimulated growth of the testosterone replacement therapy market which peaked in 2013. The testosterone therapy market has contracted modestly since 2013 due to a number of factors including the withdrawal of direct to consumer advertising mid-2014.

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

Testosterone Replacement Market

Due to the wide variability in therapeutic range and other medical conditions that may confound an accurate diagnosis, there is a consensus that male hypogonadism is significantly undertreated. A large study of 2,162 men over the age of 45 visiting primary care practices in the United States revealed that the prevalence of hypogonadism is about 39%. Based on this prevalence rate and the U.S. Census Bureau’s 2014 estimate that there are 45 million men between 45 and 75 years old, approximately 19 million men in the U.S. may have low testosterone. In the study, fewer than 4% of patients were receiving treatment for hypogonadism.

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

The male testosterone market was $1.7 billion in 2017 according to IMS Health data. Additionally testosterone replacement prescriptions were approximately 7.0 million in 2017 according to IMS Health data. Injectables are the predominant dosage form in this market in terms of annual prescriptions written although topical gels garner the majority of the dollar sales and also have a significant share of total annual prescriptions. The historical growth in the market was driven by increasing recognition by both patients and providers of the prevalence of hypogonadism and its far-reaching medical consequences. Top treatments are marketed by AbbVie and Endo.

Product Candidates

Our current portfolio, shown below, includes our lead product candidate, TLANDO, an oral testosterone replacement therapy that is currently under review by the FDA with a PDUFA goal date of May 8, 2018. Additionally, we are in the process of establishing our pipeline of other clinical candidates including a next generation potential once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

These products are based on our proprietary Lip’ral drug delivery technology platform. Lip’ral technology is a patented technology based on lipidic compositions which form an optimal dispersed phase in the gastrointestinal environment for improved absorption of insoluble drugs. The drug loaded dispersed phase presents the solubilized drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving the absorption process and making the drug less dependent on physiological variables such as dilution, gastro-intestinal pH and food effects for absorption. Lip’ral based formulation enables improved solubilization and higher drug-loading capacity, which can lead to improved bioavailability, reduced dose, faster and more consistent absorption, reduced variability, reduced sensitivity to food effects, improved patient compliance, and targeted lymphatic delivery where appropriate.

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

NDA Resubmission

We resubmitted our NDA to the FDA in August 2017 based on the results of the DV study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). The FDA accepted our NDA as a complete response to their CRL and assigned a PDUFA goal date of May 8, 2018 for completion of the review. On January 10, 2018, the BRUDAC of the FDA voted six in favor and thirteen against the benefit/risk profile of TLANDO. Discussion topics during the BRUDAC included whether the safety of TLANDO is adequately characterized and whether additional data is need pre-approval or post approval, including the need for an ambulatory blood pressure (“ABPM”) study. Additional areas discussed included the potential to increase cardiovascular risk, lipid changes, hematocrit increase, levels of dihydro-testosterone and estradiol, cosynotropin stimulation results, Cmax excursions, the stopping criteria for use in clinical practice, and whether testosterone concentrations measured in serum tubes are reliable in patients treated with TLANDO. Particularly the FDA may be concerned with TLANDO’s potential for increased adverse cardiovascular outcomes in the population that will likely use the drug, if approved, and observed treatment emergent adverse reactions. We continue to work with the FDA in addressing topics discussed by BRUDAC. The FDA may or may not view BRUDAC’s TLANDO advice/recommendation similarly. We have submitted two protocols to the FDA under our TLANDO investigational new drug (“IND”) application. The first protocol is for the conduct of an ABPM clinical study and the second protocol is for a phlebotomy clinical study to confirm no ex-vivo conversion of TU to T. We plan to initiate both clinical studies ahead of our PDUFA date. Although there is no guarantee of FDA approval of TLANDO, we believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering TLANDO. However, approval of our NDA on our PDUFA date is not guaranteed and we may receive another CRL. Receipt of another CRL would result in substantial delays which may include additional studies and expense before we would be in a position to re-submit an NDA responsive to such additional CRL.

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

The secondary endpoints assessed the maximum total testosterone concentration (“Cmax”) post dosing using predetermined limits developed by the FDA for transdermals. The FDA guidelines for secondary efficacy success is that at least 85% of the subjects achieve Cmax less than 1500 ng/dL; no greater than 5% of the subjects have Cmax between 1800 ng/dl and 2500 ng/dL; and zero percent of the subjects have Cmax greater than 2500 ng/dL. Consistent with the definition of Cmax and the pharmacokinetic profile of multiple times a day dosing, two pre-specified analyses were performed, Cmax per dose and Cmax per day.

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

Prior to conducting the DV study and the DF study, we completed our SOAR pivotal Phase 3 clinical study evaluating efficacy and 52-week safety of TLANDO. The SOAR study is considered our pivotal safety clinical study for the NDA resubmission.

Results from SOAR

SOAR was a randomized, open-label, parallel-group, active-controlled, Phase 3 clinical study of TLANDO in hypogonadal males with low testosterone (< 300 ng/dL). In total, 315 subjects at 40 active sites were assigned, such that 210 were randomized to TLANDO and 105 were randomized to the active control, AndroGel 1.62%®, for 52 weeks of treatment. The active control is included for safety assessment. TLANDO subjects were started at 225 mg TU (equivalent to ~ 142 mg of T) twice daily (“BID”) with a standard meal and then dose titrated, if needed, based on average T levels during the day, Cavg, and peak serumT levels, Cmax, up to 300 mg TU BID or down to 150 mg TU BID based on serum testosterone measured at weeks 3 and 7 based on PK profile with multiple blood samples drawn at each time period. The mean age of the subjects in the trial was ~53 years with ~91% of the patients < 65 years of age. The discontinuation rate for TLANDO was 38% compared 32% for AndroGel 1.62%®.

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

We have also completed a preclinical toxicology study with LPCN 1111 in dogs. In February 2018 we had a meeting with the FDA to discuss these preclinical results and to discuss the Phase 3 clinical study and path forward for LPCN 1111. Based on the results of the FDA meeting, additional pre-clinical or clinical trials may be required before a Phase 3 clinical study can be initiated. Additionally the FDA requested that an ABPM clinical study be conducted. Based on our capital resources and the clinical status of our product candidates, we will primarily focus our efforts in 2018 on TLANDO. We do not anticipate the initiation of a Phase 3 study with LPCN 1111 to occur in 2018 unless and until additional capital is secured or the product candidate is out-licensed.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA as well as other guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided preliminary feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA feedback, a NI margin of 7% for the primary endpoint may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via a SPA in June 2017 and have received multiple rounds of FDA’s feedback. Agreement with the FDA on the Phase 3 protocol via SPA has not occurred and will not occur until results from a planned food-effect study with LPCN 1107 are reviewed by the FDA. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, manufacturing scale-up work for LPCN 1107 has been completed. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2018 on TLANDO. We are not anticipating the initiation of a Phase 3 study with LPCN 1107 to occur in 2018 unless and until additional capital is secured or the product candidate is out-licensed.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Research and Development

We currently have three products in our development pipeline (TLANDO, LPCN 1111 and LPCN 1107) and we continue to conceptualize and discuss new indications for current products as well as new development opportunities. In 2017 and 2016, we spent $11.0 million and $8.1 million, respectively, on research and development.

Competition

Testosterone Market Overview

The gel-based testosterone replacement products that are currently available include AndroGel®, marketed by AbbVie, and Endo’s Testim® and Fortesta® along with their respective authorized generics. Transdermal patches include Allergan’s Androderm®. Intramuscular forms of testosterone also exist although commercialized mostly in generic forms by multiple companies and in branded form as Aveed® by Endo. Additionally, Endo markets the buccal testosterone replacement therapy Striant® and the Testopel® implantable testosterone pellets, which it acquired from Auxillium in 2015. Also, Aytu BioScience Inc. markets an intranasal testosterone therapy Natesto®, which it licensed from Acerus Pharmaceuticals in 2016.

Testosterone gels dominate the testosterone replacement therapy market in terms of sales dollars while intramuscular injections have the highest market share in the testosterone replacement market in terms of annual prescriptions. While gels are a widely-used form of testosterone replacement therapy, there is a risk of transference; additionally, the gels are messy to apply and have significant compliance issues leading to high rates of discontinuance among patients. Additionally, certain intramuscular injections have the potential to cause pulmonary embolisms as well as cause injection site reactions, scarring, pain and risk of infection in patients. We believe, a safe and effective oral therapy could potentially increase patient convenience and compliance, while eliminating the testosterone transference risk associated with gels and injection site reaction of injectables. .

The FDA has granted a therapeutic equivalence ("TE") rating of AB to “generic” versions of approved products which have been approved via a 505(b)(2) NDA.  In July 2014, FDA granted the AB rating to Perrigo’s 1% testosterone gel drug product (NDA 203098) approved in January 2013, and a BX rating to Teva’s 1% gel drug product (NDA 202763) approved in February 2012.  Each are versions of AbbVie’s AndroGel 1.0% and employed 505(b)(2) submissions citing AndroGel as their reference listed drugs ("RLD").  Teva’s version was found to be bioinequivalent to AndroGel, hence the BX rating.  Upsher-Smith Laboratories also received approval for a version of Auxilium’s Testim (Vogelxo™; NDA 204399) in June 2014 using the same pathway. In January of 2015, the FDA determined that Vogelxo™ is therapeutically equivalent to Testim and received an AB rating. In August 2015, the FDA granted AB rating to Perrigo’s 1.62% testosterone gel drug product (NDA 204268) which also received FDA approval in August 2015. Eli Lilly and Acrux’s Axiron had patent expiry in February 2017. On July 6, 2017, Acrux confirmed that a generic version of Axiron® Topical Solution, 30 mg/1.5 mL (Testosterone Topical Solution, 30 mg/1.5 mL). has been launched in the United States by Perrigo Company plc. Acrux also confirmed the availability of an authorized generic version of Axiron in the United States, through a marketing and distribution agreement between Eli Lilly and Company and a leading authorized generics company.

Other Therapies in Development

Recently there has been increased interest in developing oral testosterone replacement therapies as well as testosterone therapies which are not considered testosterone replacement and as such will need to achieve efficacy endpoints in addition to endpoints related to serum testosterone levels that are required for testosterone replacement therapies.

Clarus Therapeutics, Inc. has completed three Phase 3 clinical studies. Clarus originally filed an NDA in early 2014 with Jatenzo® (formerly Rextoro® and CLR-610), a twice-daily oral softgel capsule of TU, as a testosterone replacement therapy for the treatment of hypogonadism in men. On September 18, 2014, Clarus and the FDA had an Advisory Committee meeting to evaluate the safety and efficacy of Jatenzo. 18 of the 21 members of the Advisory Committee voted that the overall benefit/risk profile of Jatenzo is not acceptable to support approval for T-replacement therapy. The PDUFA date for the Jatenzo NDA was November 2014 with the FDA issuing a CRL. Subsequent to receiving the CRL, Clarus completed another Phase 3 clinical study and subsequently resubmitted its NDA for Jatenzo in June 2017. An Advisory Committee meeting was held for Jatenzo on January 9, 2018 in which the BRUDAC voted nine in favor and ten against the acceptability of overall benefit/risk profile to support approval of Jatenzo as a TRT. The FDA concluded that Jatenzo increased blood pressure in a clinically significant manner compared to Axiron, despite more Jatenzo -treated subjects having escalation of antihypertensive therapies. Jatenzo also increased heart rate, which may amplify the blood pressure effects on cardiovascular risk.

Antares Pharma, Inc. is developing a testosterone enanthate auto-injector administered subcutaneously once each week. The product candidate completed a double-blind, multiple-dose, 12-week efficacy and 52-week safety Phase 3 study in October 2015 and completed a dose-blinded, multiple-dose, concentration controlled 28-week safety and pharmacokinetic study in June 2016. Antares filed an NDA with the FDA for XYOSTED™ (testosterone enanthate) injection, their testosterone auto-injector, in December 2016. On October 20, 2017, Antares announced that it had received a CRL from the FDA regarding its NDA for XYOSTED™ injection. The CRL indicated that the FDA cannot approve the Antares NDA in its present form and identified two deficiencies related to clinical data. Based on findings in two clinical studies, the FDA is concerned XYOSTED could cause a clinically meaningful increase in blood pressure. Additionally, the CRL also raised a concern regarding the occurrence of depression and suicidality.

Marius Pharmaceuticals is developing an oral testosterone undecanoate as a testosterone replacement therapy for the treatment of hypogonadism in men and in the treatment of Constitutional Delay of Growth and Puberty in adolescent boys (14-17 years of age). The product candidate has completed Phase 2 clinical trials in hypogonadal males and an end of Phase 2 meeting has been requested of the FDA. Marinus is also currently conducting a 52-week Phase 3 study with an active comparator for the TRT indication.

Novartis is currently developing BGS649, an aromatase inhibitor, as a testosterone therapy for the treatment of obese, hypogonadotropic hypogonadal men.

TesoRx Pharma LLC is developing a potential once-daily oral bio-identical testosterone, TSX-002, in the treatment of Constitutional Delay of Growth and Puberty. Phase 2 clinical studies have been completed. TesoRx is also developing a next generation potential once-daily, oral testosterone undecanoate product candidate, THG-1001, as a testosterone replacement therapy for the treatment of hypogonadism in men. An IND has been filed for THG-1001 and TesoRx has commenced enrollment for a Phase1/2a clinical trial in patients with hypogonadism.

Hydroxyprogesterone caproate, or HPC, Preterm Birth, or PTB, Market Overview

PTB is defined as delivery before 37 weeks of gestation. The only approved therapy for prevention of PTB in women with a prior history of at least one preterm birth (~180,000 pregnancies annually) is a weekly intramuscular injection of hydroxyprogesterone caproate, marketed by AMAG Pharmaceuticals, Inc. under the brand name Makena®. The FDA granted a 7-year orphan drug exclusivity to Makena in February 2011 because the product is intended to treat “rare diseases or conditions” defined as a condition that affects fewer than 200,000 persons in the United States which expired in February 2018. AMAG is also developing a potential subcutaneous autoinjector for Makena that received FDA approval on February 14, 2018. Treatment with Makena is initiated in pregnant women between week 16 and week 20 of pregnancy and is continued until up to delivery or week 37, whichever is earlier. The intramuscular injection is administered by a healthcare provider using a 21-gauge needle into the gluteus muscle, alternating sides each week. The intramuscular injections are associated with significant pain, discomfort and associated injection site reactions.

 AMAG Pharmaceuticals acquired Makena from Lumara Health Inc. in November 2014 for an upfront consideration of $675.0 million ($600.0 million in cash and $75.0 million in AMAG Pharmaceuticals stock) and additional contingent consideration of up to $350.0 million based on achievement of certain sales milestones. Net sales of Makena in 2017 were estimated to be $387.2 million.

Manufacturing Agreement

On March 3, 2016, we entered into a Commercial Manufacturing Services and Supply Agreement (the “Manufacturing Agreement”) with M.W. Encap Ltd. (“Encap”), a United Kingdom based contract manufacturer, a division of Capsugel Dosage Form Solutions which is a subsidiary of Lonza. Pursuant to the Manufacturing Agreement, Encap has agreed to manufacture and supply bulk commercial quantities of TLANDO. From the effective date of the Manufacturing Agreement through the fifth anniversary of the date that FDA approval is obtained for the sale and marketing of TLANDO in the United States unless earlier terminated, we have agreed to purchase a minimum of TLANDO on an annual basis from Encap once we receive commercial approval on the basis of a 12-month rolling commercial forecast in which the first 3 months of each rolling forecast are binding on us. Such forecast may be subsequently increased or decreased by us pursuant to the terms of the Manufacturing Agreement.

In general, we may terminate the Manufacturing Agreement without incurring any fees or costs upon 90 days written notice or immediately if Encap is not able to meet our reasonable requirements of TLANDO. We and Encap may each terminate the Manufacturing Agreement upon a material breach of the Manufacturing Agreement by the other party, so long as the other party has not cured such breach within a defined period after written notice of the breach by the non-breaching party or in the event the other party becomes insolvent or goes into bankruptcy, liquidation or receivership. Encap may terminate the Manufacturing Agreement if we have not placed a firm order for TLANDO within a defined period of time from the date of FDA approval of TLANDO. Additionally, Encap may terminate the Manufacturing Agreement without cause upon the provision of written notice within a defined period of time advance written notice.

Additionally, we entered into an Agreement for the Manufacture of Testosterone Undecanoate Liquid Fill Capsules and the Conduct of an ICH Stability Study in Support of Product Registration with Encap pursuant to which Encap manufactured and supplied to us a total of six lots of TLANDO capsules under current good manufacturing practices. These lots were used in Lipocine’s Phase 3 study for TLANDO. Under the agreement, Encap is also conducting an International Conference on Harmonisation stability program on all six capsule lots in support of our resubmitted NDA filing for TLANDO. If Encap is unable to produce sufficient capsules for our future clinical trials or to support demand for TLANDO if it becomes commercially available, our revenue and profitability would be adversely affected.

Intellectual Property

Drug Delivery Technologies for Lipophilic Drug Substances

TLANDO is an oral formulation of the lipophilic prodrug testosterone undecanoate, utilizing our proprietary technology for improved delivery of lipophilic therapeutic agents. Our patent portfolio is directed to various types of compositions and methods for delivery of lipophilic drugs, which are drugs that are soluble in lipids. As of March 6, 2018, we otherwise own or control 20 issued U.S. patents, 31 pending U.S. patent applications, 20 issued foreign patents, 50 pending foreign patent applications and 3 pending Patent Cooperation Treaty (“PCT”) applications. Of the above, we have 12 issued U.S. patents, 25 pending U.S. patent applications, 20 issued foreign patents, 6 pending foreign patent applications and 1 PCT applications relating to various aspects of TLANDO.

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

We have 2 issued US patents (U.S. Patent No. 8,865,695 and U.S. Patent No. 8,778,922), 5 pending U.S. patent applications, one issued patent in each of Canada, Japan, Australia and Mexico and 4 corresponding foreign patent applications (one each in Europe, Hong Kong, Brazil, and India) directed to oral pharmaceutical compositions comprising a testosterone ester and methods of their use. These patents and applications, if they issue, are expected to expire in 2029 in the U.S. and 2030 in foreign jurisdictions.

We have pending U.S. patent applications, 3 foreign patents (one each in Australia, Canada and New Zealand) directed to oral dosage forms comprising a drug, a solubilizer, and a release modulator. The pending U.S. patent applications, if they issue, are expected to expire as early as 2023, and the foreign patents are expected to expire in 2026.

We have pending U.S. patent applications directed to pharmaceutical compositions comprising a sex hormone with corresponding foreign patents in Australia, Canada and Japan. These applications, if they issue, are expected to expire in 2019, while the foreign patents are expected to expire in 2024.

We have 5 issued patents and 6 pending U.S. applications directed to high strength capsule formulations of testosterone undecanoate and methods of their use. These patents and applications, if they issue, are expected to expire in 2030.

We have 2 pending U.S. patent application related to solid dosage forms that have testosterone undecanoate. This application, if it issues, is expected to expire in 2030.

We have pending US applications related to fixed dose dosing regimens, food effects, methods of treatment and high-loading formulations. The high-loading formulations application is also pending in China and Russia.

We currently do not have patent protection for TLANDO in many countries, including territories such as India, Russia, and China, and we will be unable to prevent patent infringement in those countries unless we can file patent applications and obtain patents in those countries that cover TLANDO. We currently have 1 PCT application pending which can be entered into the national phase of such countries to protect TLANDO. Additionally, the 10 U.S. patents that could be listed in the FDA Orange Book for TLANDO are expected to expire in 2019, 2020, 2029 and 2030. If we are marketing the TLANDO product at the time the patents expire and have no other issued U.S. patents covering the product, then we will lose certain advantages that come with FDA Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the 10 patents.

US Patent No. 8,951,996 (along with 4 additional related US issued patents) and 2 pending U.S. patent applications with corresponding counterpart applications filed in Australia (granted), Brazil, Canada (granted), China, Europe, India, Israel (granted), Japan, Mexico (granted), New Zealand (granted), Russia (granted), South Africa (granted) and South Korea are related to our LPCN 1107 product candidate. We have an additional PCT application which was entered into Australia, Brazil, China, Europe, Indonesia, Israel, Japan, Mexico, New Zealand, Philippines, and South Africa, as well as a corresponding US application. These U.S. patents and pending U.S. patent applications, if they issue, are expected to expire as early as 2031, and the foreign patent applications if they issue, are expected to expire in 2032.

US applications with corresponding counterparts filed in Argentina, Australia, Brazil, China, Canada, Europe, India, Israel, Japan, Mexico, New Zealand, Paraguay, South Africa, South Korea, Taiwan, Uruguay and Venezuela and 1 PCT applications as well which can be filed into other foreign jurisdictions at the appropriate time, are being prosecuted to protect our LPCN 1111 product candidate. We have 2 issued US patent related to LPCN 1111 that are expected to expire in 2035. The U.S. patent applications, if they issue, are expected to expire as early as 2029, and the foreign patent applications if they issue, are expected to expire as early as 2034.

We expect to file new patent applications in the future in an attempt to further cover to various aspects of our products and product development.

See Item 3 – Legal Proceedings, for a discussion of intellectual property related legal proceedings.

Government Regulation

The Regulatory Process for Drug Development

The production and manufacture of our product candidates and our research and development activities are subject to regulation by various governmental authorities around the world. In the United States, drugs and products are subject to regulation by the FDA. There are other comparable agencies in Europe and other parts of the world. Regulations govern, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products. Applicable law requires licensing and registration of manufacturing and contract research facilities, carefully controlled research and testing of products, governmental review and/or approval of results prior to marketing therapeutic products. Additionally, adherence to good laboratory practices, or GLP, good clinical practices, or GCP, during clinical testing and current good manufacturing practices, or cGMP, during production is required. The system of new drug approval in the United States is generally considered to be the most rigorous in the world and is described in further detail below under “United States Pharmaceutical Product Development Process.”

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the pharmaceutical product, as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the pharmaceutical product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the pharmaceutical product candidate does not undergo unacceptable deterioration over its shelf life.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers and other organizations. In the United States, private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Third-party payers are increasingly examining the medical necessity and cost-effectiveness of medical products and services in addition to their safety and efficacy and, accordingly, significant uncertainty exists as to the coverage and reimbursement status of newly approved therapeutics. In particular, in the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of insurers and managed care organizations, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. As a result, coverage and adequate third-party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment in research and product development.

The market for our product candidates for which we may receive regulatory approval will depend significantly on access to third-party payers’ drug formularies or lists of medications for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or may otherwise restrict patient access to a branded drug when a less-costly generic equivalent or other alternative is available. In addition, because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We would be required to provide scientific and clinical support for the use of any product to each third-party payer separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any of our product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results. We cannot be certain that our product candidates will be considered cost-effective. If we are unable to obtain coverage and adequate payment levels for our product candidates from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them, and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

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

Priority Review

Priority Review is a designation for an NDA after it has been submitted to the FDA for review. Reviews for NDAs are designated as either “Standard” or “Priority.” A Standard designation sets the target date for completing all aspects of a review and the FDA taking an action on 90% of applications (i.e., approve or not approve) at 12 months after the date it was submitted for drugs considered new molecular entities and at 10 months after the date it was submitted for drugs considered non-new molecular entities. A Priority designation sets the target date for the FDA action on 90% of applications at eight months after submission submitted for drugs considered new molecular entities and at 6 months after submission for drugs considered non-new molecular entities. A Priority designation is intended for those products that address unmet medical needs.

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

Under the services agreement, we will provide facilities and up to 10% of the services of certain employees to Spriaso for a period of up to 18 months which expired January 23, 2015. Effective January 23, 2015, we entered into an amended services agreement with Spriaso in which we agreed to continue providing up to 10% of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016 on January 23, 2017, on July 23, 2017 and again on January 23, 2018 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and us. Additionally, Spriaso filed its first NDA in 2014, and as an affiliated entity of Lipocine, it used up the one-time waiver of user fees for a small business submitting its first human drug application to FDA.

Employees

As of December 31, 2017, we had 14 full time employees and we also utilize the services of consultants on a regular basis. Eight employees are engaged in drug development activities and six are in general, administration. marketing and sales functions. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We depend primarily on the success of our lead product candidate, TLANDO, for which we recently received a negative vote from the BRUDAC against acceptability of the overall benefit/risk profile to support approval of TLANDO as a TRT as well as a previous Complete Response Letter from the FDA and which may not receive regulatory approval or be successfully commercialized.

TLANDO is currently our only product candidate that has completed Phase 3 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization, if approved. We submitted an NDA to the FDA but have not submitted comparable applications to other regulatory authorities. We do not control whether or when we may receive approval of TLANDO from the FDA. However, we do have a PDUFA goal date of May 8, 2018. We are not permitted to market TLANDO in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries.

Although we have completed Phase 3 efficacy trials with TLANDO, approval from the FDA is not guaranteed. We resubmitted our NDA to the FDA in August 2017 based on the results of the DV study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). The FDA accepted our NDA as a complete response to their CRL and assigned a PDUFA goal date of May 8, 2018 for completion of the review. Previously, on June 28, 2016, we received a CRL from the FDA on our original NDA submission. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified deficiencies related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting, and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. If the FDA denies or further delays approval of TLANDO, our business would be materially and adversely harmed. If the FDA does approve TLANDO, but we are unsuccessful in commercializing TLANDO, our business will be materially and adversely harmed.

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

The FDA also convened a BRUDAC meeting on January 10, 2018 to seek input from an expert panel regarding TLANDO prior to the PDUFA date of May 8, 2018. The BRUDAC voted six in favor and thirteen against acceptability of overall benefit/risk profile to support approval of TLANDO as a TRT. As a result, the FDA may not agree with the adequacy of clinical development conducted or clinical data presented. Particularly the FDA may be concerned with TLANDO’s potential for increased adverse cardiovascular outcomes in the population that will likely use the drug, if approved, and observed treatment emergent adverse reactions and/or with the risk associated with (associated with but not limited to) the following clinical endpoints for an oral T product; levels of various analytes observed including testosterone, DHT, TU, DHTU, Estradiol; Cmax secondary endpoint excursions; adequacy of long-term safety database; appropriateness and validation of laboratory assays; data collected and tests performed on clinical subjects including vitals such as blood pressure or blood pressure measurement methodology and relating laboratory parameters including levels of hemoglobin, PSA, hematocrit, prolactin, HDL, LDL, Cholesterol, TG, SHGB, alkaline phosphatase, etc.; discontinuation rates experienced in studies; concerns on laboratory normal ranges for our analyte analysis; reliability of serum T measurements, cosynotropin stimulation results, TLANDO stopping criteria, restrictions on food or meal administered to subjects; and data analysis and statistical approaches. Based on the voting outcome of the BRUDAC meeting, the FDA may or may not view BRUDAC’s TLANDO advice/recommendation similarly which may result in the receipt of a CRL to our NDA resubmission.

We may receive another CRL from the FDA which would result in substantial delays and additional studies and expense before we would be in a position to resubmit an NDA responsive to such additional CRL. Our ability to raise capital may also be impaired. If we proceed with any study, such as an ABPM study, we face the risk that the FDA would not agree with the design or results of the study or the study may find that blood pressure effects of TLANDO are clinically meaningful and approval of TLANDO may be denied.

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

Additionally, the FDA stated that they will require manufacturers of approved T-replacement products to conduct a well-designed clinical trial to more clearly address the question of whether an increased risk of heart attack or stroke exists among users of T-replacement products. The FDA encouraged manufacturers to work together on conducting a clinical trial, although the FDA will allow manufacturers to work separately if they so choose. The FDA did not address whether it would require sponsors without an approved T-replacement product to conduct a cardiovascular trial prior to being able to file an NDA. However, on March 19, 2015 we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for TLANDO. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to approval of the NDA for TLANDO. The FDA may determine that an ABPM study may be required to better assess any blood pressure effects of TLANDO, a surrogate marker of predicting cardiovascular outcome. If the FDA requires an ABPM study or changes its position, however, and concludes that a cardiovascular trial is required prior to approving our NDA for TLANDO, such trial would require substantial financial resources, and would delay the regulatory process for TLANDO and our entry into the marketplace, all of which would have a material adverse impact on our business. Further, if TLANDO receives FDA approval, it is unclear what our post-approval obligations may be, if any, in relation to a heart attack and stroke risk study. We may be required to contribute to an on-going industry-led heart attack and stroke risk study or to conduct our own long-term heart attack and stroke risk study, either of which would require substantial financial resources and would have a material adverse impact on our business. Regulatory actions related to T-replacement therapy have contributed to a contraction in the market for T-replacement products. If the market for T-replacement products continues to decline, for whatever reason, our business will be materially and adversely harmed.

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

The Advisory Committee also held a meeting on September 18, 2014 to evaluate the safety and efficacy of Jatenzo (previously Rextoro), an oral TU submitted to the FDA by Clarus Therapeutics for the proposed indication of T-replacement therapy. 18 of the 21 members of the Advisory Committee voted that the overall benefit/risk profile of Jatenzo was not acceptable to support approval for T-replacement therapy. The Advisory Committee agreed that an oral TU as a T-replacement therapy is promising and that it would be of great value to patients to have an oral treatment option, but they did not believe the current Jatenzo data supported approval.

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

Also, on October 20, 2017, Antares Pharma, Inc. (“Antares”) announced that it had received a CRL from the FDA regarding its NDA for XYOSTED™ (testosterone enanthate) injection. The CRL indicated that the FDA cannot approve the XYOSTED NDA in its present form and identified two deficiencies related to clinical data. Based on findings in two clinical studies, the FDA is concerned XYOSTED could cause a clinically meaningful increase in blood pressure. Additionally, the CRL also raised a concern regarding the occurrence of depression and suicidality. Additionally on January 9, 2018, a BRUDAC meeting was held for Jatenzo, Clarus Therapeutics’ testosterone replacement therapy product candidate. The BRUDAC voted nine in favor and ten against the acceptability of the overall benefit/risk profile to support approval of Jatenzo as a TRT.

It is possible that the FDA's evaluation of this topic and further studies on the effects of T-replacement therapies could demonstrate the risk of major adverse cardiovascular events or other health risks or could impose additional requirements that could delay our approval for TLANDO. During our SOAR trial, we collected safety data for TLANDO and a control group, the leading approved T-gel product, but we did not compare safety data from TLANDO to a placebo control group or the control group. If, following its evaluation, the FDA concludes that men using FDA-approved T-replacement therapies face serious cardiovascular risks, it may take actions against T-replacement products generally, which could impact us adversely in a variety of ways, including that the FDA could:

•	require additional safety studies, including an ambulatory blood pressure study, before approving TLANDO;

•	mandate that certain warnings or precautions be included in our product labeling;

•	require that our product carry a "black box warning";

•	limit use of TLANDO and LPCN 1111 to certain populations, such as men without specified conditions;

•	direct us to submit a Risk Evaluation and Mitigation Strategy ("REMS") as part of our NDA to help ensure that the benefits of our product outweigh the potential risks;

•	require that we conduct post-marketing studies, potentially including registry, epidemiology or cardiovascular outcomes studies; and

•	limit the prospects for regulatory approval and commercial success of our TLANDO and LPCN 1111.

Additionally, the FDA convened a BRUDAC meeting on January 10, 2018 to evaluate the safety and efficacy of TLANDO as a T-replacement product. The BRUDAC voted six in favor and thirteen against the acceptability of the overall benefit/risk profile to support approval of TLANDO as a TRT.

Demonstrated T-replacement therapy safety risks, as well as negative publicity about the risks of hormone replacement therapy, including T-replacement, could hurt sales of and impair our ability to successfully commercialize TLANDO and LPCN 1111, if approved. On March 19, 2015, we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for TLANDO. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to approval of the NDA for TLANDO. The FDA may determine that an ABPM study may be required to better assess any blood pressure effects of TLANDO, a surrogate marker of predicting cardiovascular outcome. If the FDA requires a ABPM study or changes its position, however, and concludes that a cardiovascular trial is required prior to approving our NDA for TLANDO, such trial would require substantial financial resources, would delay the regulatory process for TLANDO and our entry into the marketplace, all of which would have a material adverse impact on our business.

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

Our ability to commercialize our products with success may depend, in part, on the extent to which coverage and adequate reimbursement to patients for the cost of such products and related treatment will be available from governmental health administration authorities, private health coverage insurers and other organizations, as well as the ability of private payors to pay for or afford our drugs. Adequate third-party coverage may not be available to patients to allow us to maintain price levels sufficient for us to realize an appropriate return on our investment in product development.

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

In addition, other legislative changes have been proposed and adopted since ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 was signed into law on April 16, 2015 and implemented the most significant change in Medicare reimbursement since the ACA was enacted. This 2015 law authorizes a new Medicare pay –for-performance reimbursement system for physicians, which will reward physicians for performance on metrics related to quality of care, resource use, meaningful use of electronic medical records, and clinical practice improvement activities. The Bipartisan Budget Act was enacted on November 2, 2015, and among provisions, restricts the types of facilities that may receive hospital reimbursement under Medicare. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that ACA will result in additional downward pressure on the reimbursement we may receive for any approved and covered product and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In the future, the U.S. government may institute further controls and different reimbursement schemes and limits on Medicare and Medicaid spending or reimbursement that may affect the payments we could collect from sales of any products in the United States.

Moreover, President Trump has indicated a desire to repeal ACA. The implementation of further cost containment measures or the repeal of ACA or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

On his first day in office, US President Donald Trump issued an Executive Order to begin the process of dismantling the ACA. The Order affirmatively states the new administration’s intent to seek repeal of the ACA. Although these efforts have not resulted in a wholesale repeal of the ACA, the President and Republicans in Congress have communicated that they will soon unveil plans to repeal and replace the ACA. Approximately 20 million previously uninsured Americans now have coverage because of the ACA. The potential overhaul of the ACA is creating uncertainty for patients, providers, payers and pharmaceutical manufacturers. In the event that millions of people lose their health insurance with repeal and replace, there will be less spending on pharmaceuticals which could have a material adverse effect on our financial operations.

Furthermore, some Congressional leaders have indicated that further significant changes to Medicare and Medicaid benefits and reimbursement must be made in order to manage the federal budget deficit, particularly in light of the Tax Cuts and Jobs Act of 2017. Any further legislative or administrative action to reduce reimbursement or health benefits to beneficiaries under the Medicare or Medicaid program could affect the payment we could collect from sale of any product in the United States.

We face substantial competition in the TRT market, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We expect to face significant competition for any of our product candidates, if approved. In particular, if approved, TLANDO would compete in the T-replacement therapies market, which is highly competitive and currently dominated by the sale of T-gels in terms of sales dollars, which accounted for approximately 72% of U.S. sales in the T-replacement therapies market in 2017 according to IMS Health data. Our success will depend, in large part, on our ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral T-replacement therapies that compete with TLANDO. For example, because TU is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of TU administration that would be outside the scope of the claims of either our issued patents or our patent applications. This would enable their products to effectively compete with TLANDO, which could have a negative effect on our business.

The following T-replacement therapies currently on the market in the United States would compete with TLANDO:

•	T-gels, such as AndroGel (marketed by Abbvie) and Perrigo's AB-rated 1% generic of AndroGel, Testim (marketed by Endo Health Solutions, or Endo), Fortesta (marketed by Endo); and, additionally TEVA has a FDA approval for a T-gel but has not yet launched the product;

•	T-topical solutions, such as Axiron, a metered dose lotion marketed by Eli Lilly and Co. and related authorized generics;

•	T-injectables;

•	Branded longer-acting injectables, such as Aveed (marketed by Endo);

•	T-nasals, such as Natesto (marketed by Aytu);

•	methyl-T, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);

•	transdermal patches, such a Androderm (marketed by Allergan.);

•	buccal patches, such as Striant (marketed by Endo);

•	generic testosterone enanthate intra-muscular injectables;

•	authorized generic T-gels; and

•	subcutaneous injectable pellets, such as Testopel (marketed by Endo).

We are also aware of other pharmaceutical companies that have T-replacement therapies or testosterone therapies in development that may be approved for marketing in the United States or outside of the United States.

Based on publicly available information, we believe that several other T-replacement therapies that would be competitive with TLANDO are in varying stages of development, some of which may be approved, marketed and/or commercialized prior to TLANDO. These therapies include T-gels, oral-T, an aromatase inhibitor, a new class of drugs called Selective Androgen Receptor Modulators and hydroalcoholic gel formulations of DHT.

In light of the competitive landscape above, TLANDO may not be the first oral testosterone replacement therapy to market, which may significantly affect the market acceptance and commercial success of TLANDO.

Furthermore, many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other marketing approvals of products and the commercialization of those products. These competitors have the economic power to acquire and maintain market share, limiting our ability to penetrate the TRT market with our TLANDO product. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than our products and may render our products obsolete or non-competitive before we can recover the expenses of developing and commercializing them. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Failure to successfully compete in this market would materially and negatively impact our business and operations.

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

Additionally, there are several other ANDAs for generic T-gels that have been filed and there is ongoing litigation with each of these ANDAs. Finally, in 2014, two authorized generic T-gels were launched at a lower price than the branded version of the same T-gel. If a generic version of T-gel were to become available in the market, governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for generic T-gels as opposed to branded T-gels. The entrance of any generic T-gel into the market would likely cause downward pressure on the pricing of all T-replacement therapies and could materially and adversely affect the level of sales and price at which we could sell TLANDO, and ultimately materially and adversely impact our revenues and financial results.

The introduction of generic T-gel, may also affect the reimbursement policies of government authorities and third-party payors, such as private health insurers and health maintenance organizations. These organizations determine which medications they will pay for and establish reimbursement levels. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for branded medications when there is a generic available. If generic T-gel is available in the market, that may create an additional obstacle to the availability of reimbursement for TLANDO. Even if reimbursement is available, the level of such reimbursement could be reduced or limited. Reimbursement may impact the demand for, or the price of, TLANDO. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize TLANDO, and/or our financial results from the sale of related products could be negatively and materially impacted. Rebates and other pricing strategies of generics may erode our revenue and harm our financial performance.

Additionally, TLANDO may not be the first oral testosterone replacement therapy product to market. In this event, if the generic version of a competing oral testosterone replacement therapy product enters the market before our product, then the commercial prospects of TLANDO could be materially and negatively impacted.

We will not be able to successfully commercialize our product candidates without establishing sales, marketing and market access capabilities internally or through collaborators.

We currently have a limited sales, marketing and market access staff. This staff was reduced in July 2016 following the receipt of the CRL for TLANDO and further reduced in October 2016. If and when any of our product candidates are commercialized, we may not be able to find suitable sales and marketing staff and collaborators for TLANDO or our other product candidates. The existing sales, marketing and market access staff and outside collaborators we work with may not be adequate or successful and any collaborators could terminate or materially reduce the effort they direct to our products. The development of collaborations or an internal sales force and marketing, market access and sales capability will require significant capital, management resources and time. The cost of establishing such a sales force may exceed any potential product revenues and our marketing, market access and sales efforts may be unsuccessful. If we are unable to develop an internal marketing, market access and sales capability or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to successfully commercialize TLANDO or develop and seek regulatory approval for our other product candidates.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population may not be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study results, we had an End-of-Phase 2 meeting with the FDA in the second quarter of 2016, as well as subsequent guidance meetings to agree on a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to FDA approval, if granted, being a Subpart H approval as opposed to a full approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA suggested NI margin of 7% for the primary end point may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s feedback of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via a SPA in June 2017 and have received multiple rounds of FDA feedback. Agreement with the FDA on the Phase 3 protocol via SPA has not occurred and will not occur until results from a planned food-effect study with LPCN 1107 are reviewed by the FDA. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, manufacturing scale-up work for LPCN 1107 has been complete. Once the Phase 3 clinical trial is started, the anticipated Phase 3 program for an NDA filing for LPCN 1107 will be very long and expensive.

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

Our operations to date have primarily been limited to conducting research and development activities under license and collaboration agreements. Our current portfolio consists of our lead product candidate TLANDO as well as two additional earlier stage clinical candidates, LPCN 1111 and LPCN 1107. We have never marketed or commercialized a drug product. Consequently, any predictions about our future performance may not be as accurate as they could be if we were further along our commercialization path. In addition, as a pre-commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Our clinical product candidates are at an early stage of development and will require significant further investment and regulatory approvals prior to marketing and commercialization. As such, our product development processes for TLANDO, LPCN 1111 and LPCN 1107 are very risky and uncertain, and our product candidates may fail to advance beyond the current study. Even if we obtain required financing, we cannot ensure successful product development or that we will obtain regulatory approval or successfully commercialize any of our product candidates and generate product revenues.

All of our clinical candidates will be subject to extensive regulation which can be costly and time consuming, cause delays or prevent approval of the products for commercialization.

Our clinical development of TLANDO, LPCN 1111, LPCN 1107 and any future product candidates, is subject to extensive regulations by the FDA. Product development is a very lengthy and expensive process and can vary significantly based upon the product candidate’s novelty and complexity. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

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

In order to obtain regulatory clearance for the commercial sale of any of our product candidates, we must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. Obtaining approval of any of our product candidates is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval for many reasons, including:

•	we may not be able to demonstrate that the product candidate is safe and effective to the satisfaction of the FDA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the contract research organization (“CRO”) that we retain to manage our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that a particular product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials or may require that we conduct additional trials;
•	the FDA may not accept data generated at our clinical trial sites;

•	if our NDA once submitted is reviewed by an Advisory Committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•	the FDA may require development of a Risk Evaluation and Mitigation Strategy (“REMS”) as a condition of approval;
•	the FDA may require longer or additional duration of stability data on the clinical lots prior to initiation of further clinical trials;
•	the FDA may identify deficiencies in the formulation or stability of our product candidates or products, or relating to our manufacturing processes or facilities, or in the processes and facilities of the contract manufacturing organization, or CMO, our suppliers or other third parties that may be utilized in the production supply chain of our products; and
•	with respect to TLANDO and LPCN 1111, the FDA may not grant a five-year exclusivity as the active is a Testosterone prodrug.

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

We are highly dependent on Dr. Mahesh V. Patel and the other principal members of our executive team. Employment with our executives and other employees are “at will”, meaning that there is no mandatory fixed term and their employment with us may be terminated by us or by them for any or no reason. The loss of the services of any of our executives or other key employees might impede the achievement of our research, development and commercialization objectives. Following the receipt of the CRL for LPCN, we reduced our workforce by 8 positions, constituting 33% of our workforce. The reduction in workforce involved all functional disciplines. Further, subsequent to our Post Action meeting with the FDA for TLANDO, we reduced our workforce by two positions in October 2016. Recruiting and retaining qualified scientific personnel, accounting personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain qualified personnel on acceptable terms, or at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

As of December 31, 2017, we had only 14 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of TLANDO. If our management is unable to effectively manage our future growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Recent federal legislation and actions by state and local governments may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition for TLANDO, if approved, from lower priced T-replacement therapies from foreign countries that have placed price controls on pharmaceutical products. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has not yet announced any plans to make this required certification.

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

Entities must register annually with the DEA to manufacture, distribute, dispense, import, export and conduct research using controlled substances. In addition, the DEA requires entities handling controlled substances to maintain records and file reports, follow specific labeling and packaging requirements, and provide appropriate security measures to control against diversion of controlled substances. Failure to follow these requirements can lead to significant civil and/or criminal penalties and possibly even lead to a revocation of a DEA registration. Individual states also have controlled substances laws. State controlled substances laws often mirror federal law, however because the states are separate jurisdictions, they may schedule products separately. While some states automatically schedule a drug when the DEA does so, in other states there must be rulemaking or legislative action, which could delay commercialization.

Our clinical lots of TLANDO for the Phase 3 trials were manufactured in the United Kingdom, or UK. This entailed obtaining additional permits from regulatory authorities in the United States and UK relating to exportation of our active TU, a controlled substance from the United States and importation of the same into the UK, and exportation of finished product from the UK and importation of the same into the United States. Although we were able to manufacture clinical supplies and import these supplies into the United States, these additional requirements could significantly delay the manufacture of the commercial supplies.

Products containing controlled substances may generate public controversy. As a result, these products may have their marketing approvals withdrawn. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict, the introduction and marketing of TLANDO.

We may have to dedicate resources to the defense and resolution of litigation.

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. The lawsuits contain substantially identical allegations and allege that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuits seek certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. On February 15, 2018, the Company and the other defendants entered into a memorandum of understanding to settle the purported securities class action litigation. Additionally on November 2, 2015, Clarus Therapeutics filed a complaint against us in the United States District Court for the District of Delaware alleging that TLANDO will infringe Clarus’ 428 patent. The Clarus complaint was dismissed by the District Court in 2016, because at the time there was no actionable infringement on Clarus’ 428 patent. While the Clarus complaint has been dismissed, the possibility remains that Clarus could submit its claim again if TLANDO is approved by the FDA and enters the marketplace.

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

We engaged a CRO to conduct our pivotal Phase 3 trial for TLANDO as well as the on-going DV and DF studies for TLANDO. As a result, we have less direct control over the conduct of our clinical trials, the timing and completion of the trials and the management of data developed through the trials than if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, including CROs, may:

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

We rely on a single supplier for our supply of TU, the active pharmaceutical ingredient of TLANDO, and the loss of this supplier could harm our business.

We rely on a single third-party supplier for our supply of TU, the active pharmaceutical ingredient of TLANDO. We have a supply agreement in place with this supplier. We have purchased sufficient quantities of TU for our on-going DV and DF studies as well as for early commercial launch supplies should TLANDO get approved by the FDA. We plan on using this same supplier for our commercialization needs if TLANDO is approved. Since there are only a limited number of TU suppliers in the world, if this supplier ceases to provide us with TU, we may be unable to procure TU on commercially favorable terms, may not be able to obtain it in a timely manner, or may not be able to qualify a new supplier timely post FDA approval, if that occurs. Furthermore, the limited number of suppliers of TU may provide such companies with greater opportunity to raise their prices. Any increase in price for TU will likely reduce our gross margins.

We rely on limited suppliers for our supply of inactive ingredients and the loss of these suppliers could harm our business.

We rely on limited qualified third-party raw material suppliers for our supply of inactive ingredients of TLANDO. We do not have supply agreements in place with these suppliers. We purchased sufficient quantities of these inactives for our on-going DV and DF studies as well as for early commercial launch of TLANDO if it is approved. We plan on using these same suppliers for our commercialization needs if TLANDO is approved. We may be unable to procure inactives on commercially favorable terms, or may not be able to obtain them in a timely manner. Any increase in price for inactives will likely reduce our gross margins.

We depend on M.W. Encap Ltd. for the supply of the TLANDO capsules and the loss of this supplier would significantly harm our business.

We have entered into a Commercial Manufacturing Services and Supply Agreement with M.W. Encap Ltd. (“Encap”), a United Kingdom based contract manufacturer, a division of Capsugel Dosage Form Solutions. Pursuant to the Agreement, Encap has agreed to manufacture and supply bulk commercial quantities of TLANDO. Encap is currently our sole contract manufacturer and is our sole supplier of TLANDO for our clinical trials on a worldwide basis. If Encap is unable to produce sufficient capsules, for whatever reason, to support demand for TLANDO if it becomes commercially available, our revenue and profitability would be materially and adversely harmed. Also, we may not be able to engage an alternative supplier to meet our needs.

Reliance on a third-party manufacturer involves risks, such as capacity and capabilities of the manufacturer to which we would not be subject if we manufactured TLANDO ourselves. We also face risks related to reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. The FDA and other regulatory authorities require that TLANDO be manufactured according to cGMP. Any failure by any third-party manufacturers to comply with cGMP could be the basis for action by the FDA to withdraw approvals previously granted to us and for other regulatory action against us.

If we do not establish successful collaborations, we may have to alter our development and commercialization plans for our products.

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of TLANDO, LPCN 1111 or LPCN 1107. We intend to continue to develop our product candidates in the United States without a partner. However, in order to commercialize our product candidates in the United States, we will likely look to establish a partnership or co-promotion arrangement with an established pharmaceutical company that has a sales force, collaborate on the establishment of an internal sales force or build an internal sales force on our own. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our accounting firm is required to provide an opinion regarding our internal controls over financial reporting on an annual basis. If material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal controls over financial reporting from our accounting firm, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

We will incur additional expenses to comply with the requirements of being a public company in the United States.

As a public company, we incur significantly more legal, accounting and other expenses than as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and U.S. stock exchanges impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly.

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our ability to address the deficiencies noted in the CRL for TLANDO;

•	plans for, progress of and results from clinical trials of our product candidates;

•	the failure of the FDA to approve our product candidates and resulting CRL;

•	regulatory uncertainty in the TRT class;

•	FDA Advisory Committee meetings and related recommendations including meetings convened on the TRT class or on similar companies;

•	announcements by the FDA that may impact on-going clinical studies related to safety or efficacy of TRT products;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	failure to engage with collaborators or build an internal sales force to commercialize our products;

•	the success or failure of other TRT products or non-testosterone based testosterone therapy products;

•	failure of our products, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities;

•	our cash balance; and

•	other risks and uncertainties described in these risk factors.

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

As of December 31, 2017, our executive officers and directors beneficially owned approximately 10.7% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the fourth quarter of 2017 was approximately 197,000 shares per day with volumes continuing to decrease in 2018. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

We will need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	current and future clinical trials for our product candidates, including for TLANDO, and the receipt of any additional CRLs related to TLANDO;
•	Regulatory actions of the FDA, particularly related to TLANDO;
•	the scope, size, rate of progress, results and costs of completing ongoing clinical trials and development plans with our product candidates, including any cardiovascular study required for TLANDO;
•	the duration of regulatory uncertainty relating to the TRT class;
•	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;
•	payments received under any strategic partnerships or collaborations that we may enter into in the future, if any;
•	the cost of filing, prosecuting and enforcing patent claims; and
•	the costs associated with commercializing our product candidates if we receive marketing approval, including the cost and timing of developing internal sales and marketing capabilities or entering into strategic collaborations to market and sell our products.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Also, financial markets may not be conducive to raising the capital we need, and we may not be able to raise capital through partnering arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be unable to continue the development of our product candidates or to commercialize our product, if approved, unless we find a partner that provides additional capital or reduces our capital needs. If we are unable to take these actions we will have to delay, reduce or cease operations.

Our loan agreement contains covenants which may adversely impact our business; the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

On January 5, 2018, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB has agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears a fixed interest rate equal to the Prime Rate plus one percent per annum, which interest is payable monthly. The loan matures on December 1, 2021. In addition, if TLANDO is not approved by the FDA on or prior to May 31, 2018, we will be required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. The Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, transactions with affiliates, disposing of property, business combinations or acquisitions, paying dividends and making other distributions or payments on our capital stock, subject to limited exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. In addition, the Loan Agreement includes covenants requiring, among other things, that we provide financial statements, comply with all laws, pay all taxes and maintain insurance. If we are not able to comply with these covenants, the loans under the Loan Agreement could become immediately due and payable and would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms, or at all, or to affect any other action relating to our indebtedness on satisfactory terms, or at all, our business may be harmed.

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

Our ability to become profitable depends upon our ability to generate revenue from product sales. To date, we have not generated any revenue from product sales of TLANDO or our other drug candidates in the current pipeline, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and begin to sell, TLANDO. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	obtain U.S. and foreign marketing approval for TLANDO as a TRT;
•	commercialize TLANDO by developing a sales force and/or entering into collaborations with partners/third parties, if we obtain marketing approval for TLANDO; and
•	achieve market acceptance of TLANDO in the medical community and with third-party payors.

Even if TLANDO is approved for commercial sale, we expect to incur significant costs as we prepare to commercialize TLANDO. Even if we receive FDA approval for TLANDO, TLANDO may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of December 31, 2017, we had an accumulated deficit of $126.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with TLANDO, LPCN 1111 and LPCN 1107, if initiated. In addition, if we obtain marketing approval for TLANDO, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we advance our lead product candidate, TLANDO, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We cannot predict the impact of new tax legislation on our operating results or the impact on holders of our common stock.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. We will evaluate the effect of the TCJA on our projection of minimal cash taxes or to our net operating losses. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense, if any, in the year of enactment. The impact of the TCJA on holders of common shares is uncertain and could be adverse. This Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of common shares. We urge our stockholders, including purchasers of common shares, to consult with their own legal and tax advisors with respect to such legislation and the potential tax consequences of investing in common shares.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

•	others may be able to make or use compounds that are the same or similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;
•	the APIs in our current product candidates TLANDO, LPCN 1111 and LPCN 1107 are, or may soon become, commercially available in generic drug products, and no patent protection may be available without regard to formulation or method of use;

•	we may not be able to detect infringement against our owned or licensed patents, which may be especially difficult for manufacturing processes or formulation patents;
•	we might not have been the first to make the inventions covered by our issued patents or pending patent applications or those we license;
•	we might not have been the first to file patent applications for these inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	it is possible that our pending patent applications or those of our licensor will not result in issued patents;
•	it is possible that there are dominating patents to any of our product candidates of which we are not aware;
•	it is possible that there are prior public disclosures that could invalidate our patents, or parts of our patents, of which we are not aware;
•	it is possible that others may circumvent our owned or licensed patents;
•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;
•	the claims of our owned or licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
•	our issued patents or those of our licensor may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal challenges by third parties;
•	our licensor or licensees as the case may be, who have access to our patents may attempt to enforce our owned or licensed patents, which if unsuccessful, may result in narrower scope of protection of our owned or licensed patents or our owned or licensed patents becoming invalid or unenforceable;
•	we may not develop additional proprietary technologies for which we can obtain patent protection; or
•	the patents of others may have an adverse effect on our business.

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

If any of our owned or licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Additionally, we currently do not have patent protection for TLANDO in many countries, including large territories such as India, Russia, and China, and we will be unable to prevent patent infringement in those countries unless we can file patent applications and obtain patents in those countries that cover TLANDO. Likewise, our United States patents covering certain technology used in our product candidates, including TLANDO, are expected to expire on various dates from November 23, 2019 through November 2030. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions to the extent that at those times we have no additional issued patents to protect our product candidates, including TLANDO. Additionally, if these are our only patents listed in the FDA Orange Book, should we have a FDA-approved and marketed product at that time, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if we are unable to commence or continue any action relating to the defense of our patents, we may be unable to protect our product candidates.

If we do not obtain additional protection under the Drug Price Competition and Patent Term Restoration Act and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or competitor’s prior product launch or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

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

There is also the risk that, even if the validity of these patents is not challenged or is upheld, the court will refuse to stop the third party on the ground that such third-party’s activities do not infringe on our owned or licensed patents. In addition, the U.S. Supreme Court has recently changed some standards relating to the granting of patents and assessing the validity of patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our owned or licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination or other proceeding before the U.S. Patent and Trademark Office ("PTO"), or during litigation, under the revised criteria which make it more difficult to obtain or maintain patents.

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

We also license our patent portfolio, including U.S. and foreign patents and patent applications that cover our TLANDO and our other product candidates, to third parties for their respective products and product candidates. Under our agreements with our licensees, we have the right, but not the obligation, to enforce our current and future licensed patents against infringers of our licensees. In certain cases, our licensees may have primary enforcement rights and we have the obligation to cooperate. In the event of an enforcement action against infringers of our licensees, our licensees might not have the interest or resources to successfully preserve the patents, the infringers may countersue, and as a result our patents may be found invalid or unenforceable or of a narrower scope of coverage and leave us with no patent protection for TLANDO and our other product candidates.

In addition, on May 15, 2015 we filed a patent application with the PTO, and our application requests that the PTO declare an interference between our patent application and Clarus Therapeutics’ (“Clarus”) U.S. Patent No. 8,828,428 (“the Clarus 428 Patent”). Pursuant to Lipocine's request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the senior party in the interference. On September 20, 2017 the PTAB issued a Motions Decision based on each party’s motions in the interference case. The PTAB granted Lipocine’s motion to deny Clarus’ previously accorded priority date for the Clarus 428 Patent. Therefore, Clarus has a new priority date of April 16, 2014 for the Clarus 428 patent. The PTAB also granted Clarus’ motion to deny Lipocine’s accorded priority date. Therefore, Lipocine has an accorded priority date of May 15, 2015 on its application. As a consequence of this decision, the PTAB has redeclared the interference and named Clarus as the senior party and Lipocine as the junior party. All other motions were denied. A conference call with the PTAB was held on October 4, 2017 to discuss the next steps, including priority schedule. As a result of the conference call, the PTAB has issued an order setting priority times.  The order indicated that since Lipocine is the only party that filed a priority statement, only Lipocine shall be permitted to put on a priority case. The priority statement filed by Lipocine included a invention date prior to Clarus’ accorded benefit date. Interference proceedings may fail and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party; our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if we are successful in such interference, it may result in substantial costs to us and distraction to our management.

This interference proceeding will consume a portion of our capital resources. Moreover, we may be subject to a third party preissuance submission of prior art to the PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates and impair our ability to raise needed capital.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to our product candidates. As the biotechnology, pharmaceutical, and related industries expand and more patents are issued, the risk increases that others may assert that our product or product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their formulations or methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product, product candidates, technology or methods. For example, on November 2, 2015, Clarus filed a complaint against us in the United States District Court for the District of Delaware alleging that TLANDO will infringe the Clarus 428 Patent, and the complaint sought damages, declaratory and injunctive relief.  On October 6, 2016, United States District Court of the District of Delaware granted our motion to dismiss the lawsuit filed by Clarus, because at the time there was no actionable infringement on Clarus’ 428 patent.  While the Clarus complaint has been dismissed, the possibility remains that Clarus could submit its claim again if TLANDO is approved by the FDA and enters the marketplace.

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

Our corporate headquarters are located in a leased facility in Salt Lake City, Utah. Our lease expires on February 28, 2019. Additionally, we had a satellite office located in a leased facility in Lawrenceville, New Jersey. Our lease for this facility expired on January 31, 2018 and we did not renew this lease. We believe that our existing facility is suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

On May 15, 2015, we filed a patent application with the PTO, and our application requested that the PTO declare an interference between our patent application and the Clarus 428 Patent.  Pursuant to Lipocine's request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the Senior Party in the interference. On September 20, 2017 the PTAB issued a Decisions on Motions. The PTAB granted Lipocine’s motion to deny Clarus’ previously accorded priority date for the Clarus 428 Patent and denied Clarus’ motion for an earlier priority date based upon the filing of its provisional applications. Therefore, Clarus has a new priority date of April 16, 2014 for the Clarus 428 patent. The PTAB also granted Clarus’ motion to deny Lipocine’s accorded priority date. Therefore, Lipocine has an accorded priority date of May 15, 2015 on its application. As a consequence of this decision, the PTAB has redeclared the interference and named Clarus as the senior party and Lipocine as the junior party. All other motions were denied. A conference call with the PTAB was held on October 4, 2017 to discuss the next steps, including a priority schedule. After the conference call, the PTAB issued an order setting times in the priority phase.  The order indicated that since Lipocine is the only party that filed a priority statement, only Lipocine shall be permitted to put on a priority case. The priority statement filed by Lipocine included a claimed date of invention well prior to Clarus’ accorded benefit date. Lipocine has filed its initial motion in the priority phase.

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., 3:16-cv-04009-BRM-LHG, filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. On December 2, 2016, the court granted plaintiff’s motion to consolidate the various lawsuits and appointed Pomerantz LLP as lead counsel and Lipocine Investor Group as lead plaintiff.  The court also stated that all filings shall bear the caption In re Lipocine Inc. Securities Litigation.  On March 14, 2017, the court granted our motion to transfer the action to the United States District Court for the District of Utah.  On April 27, 2017, Plaintiff filed an Amended Complaint against the Company and certain of its officers and/or directors in the United States District Court for the District of Utah.  This is a purported class action seeking relief for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The Amended Complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. Plaintiff seeks certification as a class action, compensatory damages of an unspecified amount, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees, and unspecified other costs, as well as any further relief the court deems just and proper.  We filed a motion to dismiss the Amended Complaint on June 12, 2017, in compliance with the scheduling order entered by the court on December 20, 2016. Oral arguments on the motion to dismiss were held on October 24, 2017, and the judge denied our motion to dismiss.  On February 15, 2018 we and the other defendants entered into a memorandum of understanding to settle the purported securities class action litigation. The memorandum of understanding contemplates that the parties will enter into a settlement agreement, which, if entered into, will be subject to customary conditions including court approval following notice to our stockholders, and a hearing at which time the court will consider the fairness, reasonableness and adequacy of the settlement.  If a settlement is finally approved by the court, it will resolve all of the claims that were or could have been brought in the action being settled. We continue to believe that the claims in the lawsuits are without merit and, to the extent the parties do not enter into a settlement agreement or the court does not approve a settlement, will defend against them vigorously. We maintain insurance for claims of this nature, which management believes is adequate. Moreover, we believe, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on our financial position, although we will have to pay up to the insurance retention amount in connection with the lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on The NASDAQ Capital Market.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on The NASDAQ Capital Market.

	High	Low
2016
First Quarter	$12.99	$7.90
Second Quarter	12.66	2.51
Third Quarter	4.93	2.96
Fourth Quarter	5.90	3.03

2017
First Quarter	$4.86	$3.25
Second Quarter	5.14	3.33
Third Quarter	5.33	3.52
Fourth Quarter	4.38	3.34

Holders

As of March 9, 2018, there were approximately 109 holders of record of our common stock. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

Performance Graph and Table

The following graph shows a comparison from October 21, 2013 (the date of Lipocine Inc.’s Exchange Act registration through the filing of a Form 8-A) through December 31, 2017 of the cumulative total return for (i) our ordinary shares, (ii) the NASDAQ Composite Index, (iii) the NASDAQ Biotechnology Index and (iv) the NYSE Pharmaceutical Index.

The graph assumes an initial investment of $100 on October 21, 2013. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Cumulative Returns
	10/21/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Lipocine Inc. (LPCN)	$100.00	$82.50	$52.60	$129.30	$36.80	$34.40
NASDAQ Composite Index (^IXIC)	100.00	106.54	120.82	127.74	137.32	176.10
NASDAQ Biotechnology Index (^NBI)	100.00	111.40	149.38	166.45	130.35	157.80
NYSE Pharmaceutical Index (^DRG)	100.00	105.94	120.59	122.55	108.99	123.34

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

The selected statement of operations comprehensive loss data for the years ended December 31, 2017, 2016 and 2015, and the balance sheet data as of December 31, 2017 and 2016 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations and comprehensive income (loss) data for the years ended December 31, 2014 and 2013, and the balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Balance Sheet Data
Cash, cash equivalents and marketable investment securities	$21,468,070	$26,840,286	$44,382,827	$27,666,055	$45,263,698
Total assets	25,325,114	27,342,970	45,377,278	27,993,502	46,107,522
Total liabilities	6,345,126	1,326,169	3,391,861	1,633,532	1,283,775
Accumulated deficit	(126,399,823)	(105,416,963)	(86,445,455)	(68,237,077)	(47,864,401)
Shareholders' equity	18,979,988	26,016,801	41,985,417	26,539,970	44,823,747

	Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Statement of Operations and Loss Data
Operating loss	$(21,217,976)	$(19,186,834)	$(18,382,068)	$(20,480,814)	$(10,683,630)
Net loss	(20,982,860)	(18,971,508)	(18,208,378)	(20,372,676)	(10,590,106)
Net loss per share - basic	(1.05)	(1.04)	(1.11)	(1.60)	(1.44)
Net loss per share - diluted	(1.05)	(1.04)	(1.11)	(1.60)	(1.44)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT”) and is currently under review by the United States Food and Drug Administration (“FDA”) with a Prescription Drug User Fee Act (“PDUFA”) action goal date of May 8, 2018. The FDA has deemed the resubmission a complete response to its June 2016 Complete Response Letter (“CRL”) that requested additional information related to the dosing algorithm for the proposed label. The TLANDO New Drug Application (“NDA”) is based on the results of the Dosing Validation (“DV”) study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). On January 10, 2018, the Bone, Reproductive and Urologic Drugs Advisory Committee (“BRUDAC”) of the FDA voted six in favor and thirteen against the acceptability of the overall benefit/risk profile to support approval of TLANDO as a TRT. We continue to work with the FDA in addressing topics discussed by BRUDAC. We may receive another CRL. This would cause delays and added expense to the process of seeking approval of TLANDO. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product with the potential for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, and has completed an End-of-Phase 2 meeting with the FDA.

To date, we have funded our operations primarily through the sale of equity securities, debt and convertible debt and through up-front payments, research funding and milestone payments from our license and collaboration arrangements. We have not generated any revenues from product sales and we do not expect to generate revenue from product sales unless and until we obtain regulatory approval of TLANDO or other products.

We have incurred losses in most years since our inception. As of December 31, 2017, we had an accumulated deficit of $126.4 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $21.0 million for the year ended December 31, 2017, compared to $19.0 million for the year ended December 31, 2016. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	conduct the ambulatory blood pressure (“ABPM”) and phlebotomy clinical studies for TLANDO;

•	conduct further development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

To fund future long-term operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, regulatory requirements and outcomes related to TLANDO including our ABPM clinical study, regulatory requirements related to our other development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

Our Product Candidates

Our current portfolio, shown below, includes our lead product candidate, TLANDO, an oral testosterone replacement therapy that is currently under review by the FDA with a PDUFA goal date of May 8, 2018. Additionally, we are in the process of establishing our pipeline of other clinical candidates including a next generation potential once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

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

NDA Resubmission

We resubmitted our NDA to the FDA in August 2017 based on the results of the DV study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). The FDA accepted our NDA as a complete response to their CRL and assigned a PDUFA goal date of May 8, 2018 for completion of the review. On January 10, 2018, the BRUDAC of the FDA voted six in favor and thirteen against the benefit/risk profile of TLANDO. Discussion topics during the BRUDAC included whether the safety of TLANDO is adequately characterized and whether additional data is need pre-approval or post approval, including the need for an ambulatory blood pressure (“ABPM”) study. Additional areas discussed included the potential to increase cardiovascular risk, lipid changes, hematocrit increase, levels of dihydro-testosterone and estradiol, cosynotropin stimulation results, Cmax excursions, the stopping criteria for use in clinical practice, and whether testosterone concentrations measured in serum tubes are reliable in patients treated with TLANDO. Particularly the FDA may be concerned with TLANDO’s potential for increased adverse cardiovascular outcomes in the population that will likely use the drug, if approved, and observed treatment emergent adverse reactions. We continue to work with the FDA in addressing topics discussed by BRUDAC. The FDA may or may not view BRUDAC’s TLANDO advice/recommendation similarly. We have submitted two protocols to the FDA under our TLANDO investigational new drug (“IND”) application. The first protocol is for the conduct of an ABPM clinical study and the second protocol is for a phlebotomy clinical study to confirm no ex-vivo conversion of TU to T. We plan to initiate both clinical studies ahead of our PDUFA date. Although there is no guarantee of FDA approval of TLANDO, we believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering TLANDO. However, approval of our NDA on our PDUFA date is not guaranteed and we may receive another CRL. Receipt of another CRL would result in substantial delays which may include additional studies and expense before we would be in a position to re-submit an NDA responsive to such additional CRL.

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

The secondary endpoints assessed the maximum total testosterone concentration (“Cmax”) post dosing using predetermined limits developed by the FDA for transdermals. The FDA guidelines for secondary efficacy success is that at least 85% of the subjects achieve Cmax less than 1500 ng/dL; no greater than 5% of the subjects have Cmax between 1800 ng/dl and 2500 ng/dL; and zero percent of the subjects have Cmax greater than 2500 ng/dL. Consistent with the definition of Cmax and the pharmacokinetic profile of multiple times a day dosing, two pre-specified analyses were performed, Cmax per dose and Cmax per day.

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

Prior to conducting the DV study and the DF study, we completed our SOAR pivotal Phase 3 clinical study evaluating efficacy and 52-week safety of TLANDO. The SOAR study is considered our pivotal safety clinical study for the NDA resubmission.

Results from SOAR

SOAR was a randomized, open-label, parallel-group, active-controlled, Phase 3 clinical study of TLANDO in hypogonadal males with low testosterone (< 300 ng/dL). In total, 315 subjects at 40 active sites were assigned, such that 210 were randomized to TLANDO and 105 were randomized to the active control, AndroGel 1.62%®, for 52 weeks of treatment. The active control is included for safety assessment. TLANDO subjects were started at 225 mg TU (equivalent to ~ 142 mg of T) twice daily (“BID”) with a standard meal and then dose titrated, if needed, based on average T levels during the day, Cavg, and peak serumT levels, Cmax, up to 300 mg TU BID or down to 150 mg TU BID based on serum testosterone measured at weeks 3 and 7 based on PK profile with multiple blood samples drawn at each time period. The mean age of the subjects in the trial was ~53 years with ~91% of the patients < 65 years of age. The discontinuation rate for TLANDO was 38% compared to 32% for AndroGel 1.62%.

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

We have also completed a preclinical toxicology study with LPCN 1111 in dogs. In February 2018 we had a meeting with the FDA to discuss these preclinical results and to discuss the Phase 3 clinical study and path forward for LPCN 1111. Based on the results of the FDA meeting, additional pre-clinical or clinical trials may be required before a Phase 3 clinical study can be initiated. Additionally the FDA requested that an ABPM clinical study be conducted. Based on our capital resources and the clinical status of our product candidates, we will primarily focus our efforts in 2018 on TLANDO. We do not anticipate the initiation of a Phase 3 study with LPCN 1111 to occur in 2018 unless and until additional capital is secured or the product candidate is out-licensed.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA as well as other guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided preliminary feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA feedback, a NI margin of 7% for the primary endpoint may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via a SPA in June 2017 and have received multiple rounds of FDA’s feedback. Agreement with the FDA on the Phase 3 protocol via SPA has not occurred and will not occur until results from a planned food-effect study with LPCN 1107 are reviewed by the FDA. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, manufacturing scale-up work for LPCN 1107 has been completed. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2018 on TLANDO. We do not anticipate the initiation of a Phase 3 study with LPCN 1107 to occur in 2018 unless and until additional capital is secured or the product candidate is out-licensed.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through December 31, 2017, we have generated $27.5 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $97.2 million in research and development expenses through December 31, 2017.

We expect to incur approximately $3.9 million in additional research and developments costs for TLANDO as we complete the ABPM and phlebotomy clinical studies. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

Approval, if ever, of TLANDO will require approval by the FDA of the resubmitted NDA, and we expect to continue to incur significant costs as we seek approval of TLANDO.

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

We also incurred significant manufacturing costs to prepare launch supplies for TLANDO and expect to incur additional manufacturing costs related to TLANDO. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Years Ended December 31,
	2017	2016	2015
External service provider costs:
TLANDO	$7,354,321	$3,492,422	$8,265,031
LPCN 1111	326,602	1,706,637	848,743
LPCN 1107	803,679	268,470	861,847
Other product candidates	-	30,000	54,716
Total external service provider costs	8,484,602	5,497,529	10,030,337
Internal personnel costs	2,092,217	2,036,773	2,032,501
Other research and development costs	427,462	541,751	517,407
Total research and development	$11,004,281	$8,076,053	$12,580,245

We expect research and development expenses to decrease in 2018 as cost of conducting the ABPM and phlebotomy clinical studies for TLANDO in 2018 are less than the cost of conducting the DV and DF clinical studies for TLANDO that occurred in 2017.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, marketing, sales and support functions. Other general and administrative expenses include rent and utilities, travel expenses, professional fees for auditing, tax and legal services, litigation settlement and market research and market analytics.

They also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

We expect that general and administrative expenses will continue to increase as we mature as a public company. These increases will likely include legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. However, outside spend on sales and marketing pre-commercialization activities will be consistent with spend during 2017 until we receive clarity on the regulatory path forward for TLANDO. If the FDA approves TLANDO, we will increase our outside spend on pre-commercialization and commercialization activities substantially and will need to raise additional capital to fund these expenses.

Restructuring Charges

Restructuring charges relate to our initiative to restructure operations which was approved by the board of directors on July 13, 2016. Under the July 2016 restructuring, we reduced our workforce by eight positions, constituting 33% of our workforce. The reduction in workforce involved all functional disciplines including general and administrative employees, sales and marketing and research and development personnel. Additionally, the Board approved a further restructuring in October 2016 whereby we reduced our workforce by an additional two positions in the sales and marketing functions. The restructurings that occurred in 2016 are jointly referred to as the 2016 Restructuring Plan.

Other Income, Net

Other income, net consists primarily of interest earned on our cash and cash equivalents.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016	Variance
Research and development expenses	$11,004,281	$8,076,053	2,928,228
General and administrative expenses	10,213,695	10,382,146	(168,451)
Restructuring costs	-	728,635	(728,635)
Other income, net	235,816	216,078	19,738
Income tax expense	700	752	(52)

Research and Development Expenses

The increase in research and development expenses during the year ended December 31, 2017 was primarily due to increased contract research organization and consultant costs of $5.0 million for the DV and DF studies related to TLANDO, increased contract manufacturing costs for LPCN 1107 of $725,000, and increased outside services of $666,000 related to the Advisory Committee meeting for TLANDO. These increases were offset by decreased contract research organization costs for LPCN 1111 of $1.4 million, a decrease in validation and commercial batch manufacturing costs for TLANDO of $1.9 million, and a decrease in contract research organization costs for LPCN 1107 of $153,000.

General and Administrative Expenses

The decrease in general and administrative expenses during the year ended December 31, 2017 was primarily due to a decrease of $534,000 for pre-commercialization marketing and sales activities related to TLANDO and a decrease of $558,000 in legal costs for patent interference offset by an increase of $930,000 related to class-action litigation settlement fees.

Restructuring Charges

The decrease in restructuring charges in the year ended December 31, 2017 was the result of our 2016 Restructuring Plan during the year ended December 31, 2016. The charge related to restructuring during the year ended December 31, 2016 was $729,000 and was comprised of $678,000 in severance related expenses and $51,000 for extending the exercise period of certain options under an existing employee severance agreement. We did not incur similar charges in the year ended December 31, 2017.

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

Research and Development Expenses

The decrease in research and development expenses during the year ended December 31, 2016 was primarily due to decreased contract research organization and consultant costs of $3.8 million due to the completion of our Phase 3 SOAR clinical study of TLANDO during 2015. In addition, during the year ended December 31, 2015, we incurred a $2.3 million fee to file our NDA for TLANDO with the FDA. These decreases were offset by an increase in validation and commercial batch manufacturing costs during 2016 for TLANDO of $1.7 million.

General and Administrative Expenses

The increase in general and administrative expenses during the year ended December 31, 2016 was primarily due to an increase of $1.2 million for pre-commercialization marketing and sales activities related to TLANDO, an increase of $750,000 in legal costs for class action defense and patent interference and an increase of $2.0 million in personnel costs due primarily to increased salaries and stock-based compensation related to higher average headcount. The remaining increase relates to several other items including increased director fees, increased audit fees, increased D&O insurance costs, increased rent cost related to our New Jersey location and overall higher allocated overhead costs to general and administrative expense.

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

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity and payments received under our license and collaboration arrangements. In 2018, we secured a term loan with Silicon Valley Bank for $10.0 million. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we seek to advance our lead product candidate, TLANDO, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts.

As of December 31, 2017, we had $21.5 million of cash, cash equivalents and marketable investment securities compared to $26.8 million at December 31, 2016.

On January 5, 2018, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB has agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears a fixed interest rate equal to the Prime Rate plus one percent per annum, which interest is payable monthly. The loan matures on December 1, 2021. We are only required to make monthly interest payments until December 31, 2018, following which we will be required to also make equal monthly payments of principal for the remainder of the term; provided, however, that if on or prior to May 31, 2018, we receive evidence reasonably satisfactory to SVB that we have received FDA approval for TLANDOTM, the interest-only payment period will be extended to June 30, 2019. We will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). At our option, we may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid. In connection with the Loan and Security Agreement, we granted to SVB a security interest in substantially all of our assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, if TLANDO is not approved by the FDA on or prior to May 31, 2018, we will be required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. While any amounts are outstanding under the Loan and Security Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants.

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

On October 13, 2017, we filed a Form S-3 (File No. 333-220942) (the “New Form S-3”) to replace the Existing Form S-3.  The New Form S-3 has been declared effective by the Securities and Exchange Commission.  The New Form S-3 registered the sale of up to $150,000,000 of any combination of common stock, preferred stock, debt securities, warrants and units pursuant to a shelf registration statement.  The New Form S-3 also contains a prospectus pursuant to which we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $25 million through Cantor as our sales agent, pursuant to the Sales Agreement that we currently have in place with Cantor.  The other terms of the Sales Agreement that are described above will apply to the up to $25 million “at the market offering” anticipated to be made pursuant to the prospectus in the New Form S-3.  Pursuant to Rule 415(a)(6) of the Securities Act of 1933, as amended, the offering of securities on the Existing Form S-3 were deemed terminated as of the date of effectiveness of the New Form S-3.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

As of December 31, 2017, we have sold 2,518,109 shares of our common stock resulting in net proceeds of approximately $10.6 million under the Sales Agreement which is net of $260,000 commissions paid to Cantor in connection with these sales.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through March 31, 2019. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through March 31, 2019, we will need to raise additional capital at some point, either before or after March 31, 2019, to support our operations, ongoing clinical studies, compliance with regulatory requirements, long-term research and development and commercialization of TLANDO, if we receive approval of TLANDO from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Additional clinical studies may be required to obtain approval of TLANDO and these studies would put additional demands on our limited capital resources. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization activities sooner than planned. We may consume our capital resources more rapidly if the FDA approval for TLANDO is delayed or denied, or if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if our product candidates receive approval from the FDA. Conversely, our capital resources could last longer if we reduce expenses and the number of activities currently contemplated under our operating plan.

We currently have no credit facility but did secure $10.0 million in term debt in January 2018. We can raise capital pursuant to the Sales Agreement in the ATM Offering but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
Cash used in operating activities	$(16,702,015)	$(18,281,938)	$(15,356,304)
Cash provided by (used in) investing activities	3,126,020	3,229,125	(25,018,399)
Cash provided by financing activities	11,226,028	605,870	32,716,307

Net Cash Used in Operating Activities

During the years ended December 31, 2017, 2016 and 2015, net cash used in operating activities was $16.7 million, $18.3 million and $15.4 million, respectively.

Net cash used in operating activities during the years ended December 31, 2017, 2016 and 2015 was primarily attributable to cash outlays to support on-going operations, including research and development expenses and general and administrative expenses. During 2017, we were conducting our DV and DF clinical studies with TLANDO, we resubmitted our NDA with the FDA and we were transferring our manufacturing technology to a contract manufacturer for LPCN 1107. During 2016, we had our TLANDO NDA under review with the FDA, we were conducting a Phase 2b clinical study with LPCN 1111 and we were building out our commercial infrastructure and capabilities leading up to our PDUFA date of June 28, 2016 with TLANDO. During 2015, the SOAR trial for TLANDO was being conducted and significant cash outlays were made to support that clinical study and related NDA submission. Additionally, clinical studies for LPCN 1111 and 1107 were also being conducted in 2015.

Net Cash Provided by (Used in) Investing Activities

During the years ended December 31, 2017, 2016 and 2015, net cash provided by (used in) investing activities was $3.1 million, $3.2 million and $(25.0) million, respectively.

Net cash provided by investing activities during 2017 and 2016 was primarily the result of selling marketable investment securities, net $3.1 million and $3.2 million, respectively, to fund current operations. Net cash used in investing activities during 2015 was primarily the result of investing excess cash not currently required to fund operations to purchase marketable investment securities, net of $25.0 million. Capital expenditures for 2017, 2016 and 2015 were zero, $60,000 and $29,000, respectively.

Net Cash Provided by Financing Activities

During the years ended December 31, 2017, 2016 and 2015, net cash provided by financing activities was $11.2 million, $606,000 and $32.7 million, respectively.

Net cash provided by financing activities during 2017 was primarily attributable to net proceeds from the sale of common stock of $10.6 million and proceeds from the exercise of stock options.

Net cash provided by financing activities during 2016 was primarily attributable to proceeds from the exercise of stock options.

Net cash provided by financing activities during 2015 was primarily attributable to net proceeds from the sale of common stock in April 2015 of $32.4 million and proceeds from the exercise of stock options.

Employee stock option exercises provided approximately $581,000, $606,000, and $277,000 of cash during 2017, 2016 and 2015, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options.

Contractual Commitments and Contingencies

The following table represents our contractual obligations as of December 31, 2017:

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
Purchase obligations	$682,433	$682,433	$-	$-	$-
Operating leases	58,903	58,903	-	-	-
Total	$741,336	$741,336	$-	$-	$-

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On February 9, 2018, we modified and extended the lease through February 28, 2019. Additionally, on December 28, 2015, we entered into an agreement to lease office space in Lawrenceville, New Jersey which has an occupancy date of February 1, 2016 and an end date of January 31, 2018.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this pronouncement effective January 1, 2017, and it did not have any effect on our financial position or results of operations for the years ending December 31, 2017, 2016 and 2015 as no revenue was recognized during these years.

We may provide research and development services under collaboration arrangements to advance the development of jointly owned products. We record the expenses incurred and reimbursed on a net basis in research and development expense.

As of December 31, 2017, we do not have any active collaboration agreements except for an agreement to provide joint research and development services which was assigned to Spriaso LLC as described in Note 12 of Lipocine Inc.’s annual financial statements included in this filing.

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

As of December 31, 2017, there was $2.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our Incentive Plan. Additionally as of December 31, 2017, there was $736,000 of total unrecognized compensation cost related to unvested restricted stock units that have performance vesting.

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

Subsequent to December 31, 2017, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $263,000 increase in interest expense, while a one percent decrease in the prime rate would result in a $262,000 decrease in interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LIPOCINE INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lipocine Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lipocine Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Salt Lake City, Utah

March 12, 2018

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$3,210,749	$5,560,716
Marketable investment securities	18,257,321	21,279,570
Accrued interest income	23,067	38,943
Litigation insurance recovery	3,319,927	-
Prepaid and other current assets	408,227	329,548
Total current assets	25,219,291	27,208,777

Property and equipment, net of accumulated depreciation of $1,121,080 and $1,092,710, respectively	75,070	103,440
Other assets	30,753	30,753
Total assets	$25,325,114	$27,342,970

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$598,070	$245,915
Litigation settlement payable	4,250,000	-
Accrued expenses	1,497,056	1,080,254

Total current liabilities	6,345,126	1,326,169
Total liabilities	6,345,126	1,326,169

Commitments and contingencies (notes 8 and 11)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 21,270,249 and 18,462,325 issued and 21,264,539 and 18,456,615 outstanding	2,127	1,846
Additional paid-in capital	145,423,012	131,481,123
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(4,616)	(8,493)
Accumulated deficit	(126,399,823)	(105,416,963)
Total stockholders' equity	18,979,988	26,016,801

Total liabilities and stockholders' equity	$25,325,114	$27,342,970

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years Ending December 31, 2017, 2016, and 2015

	2017	2016	2015

Operating expenses:
Research and development	$11,004,281	$8,076,053	$12,580,245
General and administrative	10,213,695	10,382,146	5,801,823
Restructuring costs	-	728,635	-
Total operating expenses	21,217,976	19,186,834	18,382,068
Operating loss	(21,217,976)	(19,186,834)	(18,382,068)
Other income, net	235,816	216,078	173,890
Loss before income tax expense	(20,982,160)	(18,970,756)	(18,208,178)
Income tax expense	(700)	(752)	(200)
Net loss	$(20,982,860)	$(18,971,508)	$(18,208,378)

Basic loss per share attributable to common stock	$(1.05)	$(1.04)	$(1.11)

Weighted average common shares outstanding, basic	20,051,934	18,258,149	16,470,814

Diluted loss per share attributable to common stock	$(1.05)	$(1.04)	$(1.11)

Weighted average common shares outstanding, diluted	20,051,934	18,258,149	16,470,814

Comprehensive loss:
Net loss	$(20,982,860)	$(18,971,508)	$(18,208,378)
Unrealized net gain (loss) on available-for-sale securities	3,877	24,407	(32,900)
Comprehensive loss	$(20,978,983)	$(18,947,101)	$(18,241,278)

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ending December 31, 2017, 2016 and 2015

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

Balances at December 31, 2014	12,794,672	$1,280	5,710	$(40,712)	$94,636,479	$-	$(68,237,077)	$26,359,970

Net loss	-	-	-	-	-	-	(18,208,378)	(18,208,378)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(32,900)	-	(32,900)

Stock-based compensation	-	-	-	-	1,150,418	-	-	1,150,418

Option exercises	98,574	10	-	-	276,984	-	-	276,994

Vesting of restricted stock awards	4,000	-	-	-	-	-	-	-

Issuance of common stock in offering	5,347,500	535	-	-	32,438,778	-	-	32,439,313

Balances at December 31, 2015	18,244,746	$1,825	5,710	$(40,712)	$128,502,659	$(32,900)	$(86,445,455)	$41,985,417

Net loss	-	-	-	-	-	-	(18,971,508)	(18,971,508)

Unrealized net gain on marketable investment securities	-	-	-	-	-	24,407	-	24,407

Stock-based compensation	-	-	-	-	2,372,615	-	-	2,372,615

Option exercises	208,869	21	-	-	605,849	-	-	605,870

Vesting of restricted stock awards	3,000	-	-	-	-	-	-	-

Balances at December 31, 2016	18,456,615	$1,846	5,710	$(40,712)	$131,481,123	$(8,493)	$(105,416,963)	$26,016,801

Net loss	-	-	-	-	-	-	(20,982,860)	(20,982,860)

Unrealized net gain on marketable investment securities	-	-	-	-	-	3,877	-	3,877

Stock-based compensation	-	-	-	-	2,716,142	-	-	2,716,142

Option exercises	206,813	21	-	-	581,124	-	-	581,145

Vesting of restricted stock units	83,002	8	-	-	(8)	-	-	-

Common stock sold through ATM offering	2,518,109	252	-	-	10,644,631	-	-	10,644,883

Balances at December 31, 2017	21,264,539	$2,127	5,710	$(40,712)	$145,423,012	$(4,616)	$(126,399,823)	$18,979,988

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ending December 31, 2017, 2016 and 2015

	2017	2016	2015

Cash flows from operating activities:
Net loss	$(20,982,860)	$(18,971,508)	$(18,208,378)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	28,370	31,960	26,721
Stock-based compensation expense	2,716,142	2,372,615	1,150,418
Accretion (amortization) of premium/discount on marketable investment securities	(99,894)	224,482	181,390
Changes in operating assets and liabilities:
Accrued interest income	15,876	105,593	(144,536)
Litigation insurance recovery	(3,319,927)	-	-
Prepaid and other current assets	(78,679)	20,612	(120,248)
Accounts payable	352,155	(261,152)	200,791
Litigation settlement payable	4,250,000	-	-
Accrued expenses	416,802	(1,804,540)	1,557,538
Cash used in operating activities	(16,702,015)	(18,281,938)	(15,356,304)

Cash flows from investing activities:
Payment of rental deposit	-	(7,000)	-
Purchases of property and equipment	-	(59,650)	(28,689)
Purchases of marketable investment securities	(33,055,980)	(25,272,225)	(25,789,710)
Maturities of marketable investment securities	36,182,000	28,568,000	800,000
Cash provided by (used in) investing activities	3,126,020	3,229,125	(25,018,399)

Cash flows from financing activities:
Proceeds from stock option exercises	581,145	605,870	276,994
Net proceeds from sale of common stock through ATM	10,644,883	-	-
Net proceeds from common stock offering	-	-	32,439,313
Cash provided by financing activities	11,226,028	605,870	32,716,307

Net decrease in cash and cash equivalents	(2,349,967)	(14,446,943)	(7,658,396)
Cash and cash equivalents at beginning of period	5,560,716	20,007,659	27,666,055
Cash and cash equivalents at end of period	$3,210,749	$5,560,716	$20,007,659

Supplemental disclosure of cash flow information:
Unrealized net gain (loss) on marketable investment securities	3,877	24,407	(32,900)
Cash paid for income taxes	700	752	200

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to stock-based compensation; income tax uncertainties; and the useful lives of property and equipment.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Cash equivalents were $2.2 million and $2.9 million at December 31, 2017 and 2016.

(c)	Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company maintains an allowance for doubtful accounts for estimated losses. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and their customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company had no write-offs in 2017, 2016 and 2015 and the Company did not record an allowance for doubtful accounts as of December 31, 2017 and 2016 as there were no accounts receivable outstanding. The Company does not have any off-balance-sheet credit exposure related to its customers.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

(2)	Summary of Significant Accounting Policies – (continued)

(d)	Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this pronouncement effective January 1, 2017 and it did not have any effect on the Company's financial position or results of operations for the years ending December 31, 2017, 2016 and 2015 as no revenue was recognized during these years.

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

DECEMBER 31, 2017, 2016 and 2015

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

During July 2017, the Company modified 11,250 existing performance-vesting restricted stock units of a terminated employee by accelerating the vesting of these restricted stock units under the terms of the employee’s respective employment and severance agreement. Compensation expense of $46,000 was recorded as a result of the modification and recorded as general and administrative expense. Additionally, during August 2016 and in conjunction with the 2016 Restructuring Plan (see note 5), the Company modified 61,487 existing time-vested options of a terminated employee by extending the exercise period to three years from the date of modification under the terms of the employee’s respective employment and severance agreement. Compensation expense of $51,000 was recorded as a result of the modification and recorded as a restructuring charge.

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $2.7 million, $2.4 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, allocated as follows:

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

(2)	Summary of Significant Accounting Policies – (continued)

	Year Ended
	2017	2016	2015

Research and development	$794,367	$629,400	$287,491
General and administrative	1,921,775	1,691,949	862,927
Restructuring costs	-	51,266	-
	$2,716,142	$2,372,615	$1,150,418

The Company issued 543,000 stock options, 990,000 stock options and 301,500 stock options, respectively, during the years ended December 31, 2017, 2016 and 2015. Additionally, the Company issued 287,000 restricted stock units during the year ended December 31, 2017 and did not issue any restricted stock units during the years ended December 31, 2016 and 2015.

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

Expected Volatility: Since the Company did not have sufficient trading history, the volatility factor was based on the average of similar public companies through August 2014. When selecting similar companies, the Company considered the industry, stage of life cycle, size, and financial leverage. Beginning in August 2014, the volatility factor is based on a combination of the Company's trading history since March 2014 and the average of similar public companies. Beginning in July 2017, the volatility factor is based solely on the Company’s trading history since March 2014.

For options granted in 2017, 2016 and 2015, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2017		2016		2015
Expected term	5.85	years	5.84	years	5.75	years
Risk-free interest rate	2.13%		1.76%		1.63%
Expected dividend yield	—		—		—
Expected volatility	80.54%		84.26%		81.39%

FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation, requires the Company to recognize compensation expense for the portion of options that are expected to vest. Therefore, the Company applied estimated forfeiture rates that were derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

(2)	Summary of Significant Accounting Policies – (continued)

As of December 31, 2017, there was $2.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.04 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the years ended December 31, 2017, 2016 and 2015 was approximately $2.45 per share, $6.06 per share and $6.60 per share, respectively. Additionally as of December 31, 2017, there was $736,000 of total unrecognized compensation cost related to unvested restricted stock units that have performance vesting.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 and 2016:

		Fair value measurements at reporting date using
	December 31, 2017	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,171,814	$2,171,814	$-	$-
Government bonds and notes	4,741,690	4,741,690	-	-
Corporate bonds, notes and commercial paper	13,515,631	-	13,515,631	-
	$20,429,135	$6,913,504	$13,515,631	$-

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

(2)	Summary of Significant Accounting Policies – (continued)

		Fair value measurements at reporting date using
	December 31, 2016	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,920,577	$2,920,577	$-	$-
Government bonds and notes	7,471,054	3,752,350	3,718,704	-
Corporate bonds, notes and commercial paper	13,808,516	-	13,808,516	-
	$24,200,147	$6,672,927	$17,527,220	$-

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly-rated money market funds and commercial paper with original maturities to the Company of three months or less and are purchased daily at par value with specified yield rates. Cash equivalents related to money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. Cash equivalents related to commercial paper are classified within Level 2 of the fair value hierarchy because they are valued using broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the years ended December 31, 2017 and 2016.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

(2)	Summary of Significant Accounting Policies – (continued)

(j)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders for the year ended December 31, 2017, 2016 and 2015 was calculated using the two-class method, which is an earnings (loss) allocation method for computing earnings (loss) per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings (losses) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings (loss). The application of the two-class method was required since the Company’s unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. However, unvested restricted stock grants are not included in computing basic earnings (loss) per share for periods where the Company has losses as these securities are not contractually obligated to share in losses of the Company.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, and unvested restricted stock to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Basic loss per share attributable to common stock:
Numerator
Net loss	$(20,982,860)	$(18,971,508)	$(18,208,378)

Denominator
Weighted avg. common shares outstanding	20,051,934	18,258,149	16,470,814

Basic loss per share attributable to common stock	$(1.05)	$(1.04)	$(1.11)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(20,982,860)	$(18,971,508)	$(18,208,378)
Denominator
Weighted avg. common shares outstanding	20,051,934	18,258,149	16,470,814

Diluted loss per share attributable to common stock	$(1.05)	$(1.04)	$(1.11)

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

(2)	Summary of Significant Accounting Policies – (continued)

The computation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 does not include stock options, unvested restricted stock awards and warrants to purchase shares in the computation of diluted earnings per share because these instruments were antidilutive:

	December 31,
	2017	2016	2015
Stock options	2,374,449	2,225,850	1,722,552
Unvested restricted stock awards	-	-	3,000
Unvested restricted stock units	203,998	-	-

(k)	Segment Information

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

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2017 and 2016 were as follows:

December 31, 2017	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$4,744,566	$-	$(2,876)	$4,741,690
Corporate bonds, notes and commercial paper	13,517,371	-	(1,740)	13,515,631
	$18,261,937	$-	$(4,616)	$18,257,321

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

(3)	Marketable Investment Securities - (continued)

December 31, 2016	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$7,473,273	$-	$(2,219)	$7,471,054
Corporate bonds, notes and commercial paper	13,814,790	-	(6,274)	13,808,516
	$21,288,063	$-	$(8,493)	$21,279,570

Maturities of debt securities classified as available-for-sale securities at December 31, 2017 are as follows:

	Amortized Cost	Aggregate fair value
Due within one year	$18,261,937	$18,257,321
	$18,261,937	$18,257,321

There were no sales of marketable investment securities during the years ended December 31, 2017, 2016 and 2015 and therefore no realized gains or losses. Additionally, $36.2 million, $28.6 million and $800,000 of marketable investment securities matured during the years ended December 31, 2017, 2016 and 2015, respectively. The Company determined there were no other-than-temporary impairments for the years ended December 31, 2017, 2016 and 2015.

(4)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the years ended December 31, 2017, 2016 and 2015.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $8.5 million, $5.5 million and $10.0 million under these agreements in 2017, 2016 and 2015 and has recorded these expenses in research and development expenses.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

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

The charge related to the 2016 Restructuring Plan during the year ended December 31, 2016 was $729,000 and was comprised of $678,000 in severance related expenses and $51,000 for extending the exercise period of certain options under an existing employee severance agreement. The activity for the year ended December 31, 2017 for restructuring charges is as follows:

December 31,
2017
Accrued restructuring charges payable at January 1, 2017	$239,573
Restructuring expenses during 2017	-
Restructuring payments during 2017	(239,573)
Accrued restructuring charges payable at December 31, 2017	$-

(6)	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2017	December 31, 2016
Computer equipment and software	$43,361	$43,361
Lab and office equipment	1,048,932	1,048,932
Furniture and fixtures	103,857	103,857
	1,196,150	1,196,150

Less accumulated depreciation	(1,121,080)	(1,092,710)
	$75,070	$103,440

Depreciation expense for the years ended December 31, 2017 and 2016 was $28,000 and $32,000.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

(7)	Income Taxes

(a)	Income Tax Expense

Income tax expense consists of:

	December 31,
	2017	2016	2015

U.S. federal	$-	$-	$-
State and local	700	752	200
Deferred	-	-	-
Total	$700	$752	$200

(b)	Tax Rate Reconciliation

Income tax expense was $700, $752 and $200, respectively, for the years ended December 31, 2017, 2016 and 2015 and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	December 31,
	2017	2016	2015

Computed "expected" tax expense (benefit)	$(7,133,934)	$(6,450,075)	$(6,190,781)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(6,173,708)	6,709,591	6,691,992
Difference associated with federal rate change	13,240,342	-	-
State and local income taxes, net of federal income tax benefit	462	496	132
Stock expense	684,854	200,002	102,221
Research and development tax credits	(394,470)	(337,968)	(452,609)
Orphan drug tax credit	(227,109)	(127,641)	(155,452)
Other, net	4,263	6,347	4,697
	$700	$752	$200

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

(7)	Income Taxes – (continued)

(c)	Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below.

	December 31,
	2017	2016

Deferred tax assets:
Stock-based compensation	$1,330,706	$1,924,260
Net operating loss carryforwards	25,395,518	30,700,358
Employee benefits	54,729	69,112
Research and development tax credits	3,012,081	2,465,893
Orphan drug tax credits	1,023,290	679,185
Other deductible tempory differences	104	70,231
Total gross deferred tax assets	30,816,428	35,909,039
Less valuation allowance	(30,813,270)	(35,904,927)
Net deferred tax assets	3,158	4,112
Deferred tax liabilities:
Plant and equipment	(3,158)	(4,112)
Total gross deferred tax liabilities	(3,158)	(4,112)
Net deferred tax liabilities	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The new law includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018. As a result, at December 31, 2017, we recognized a tax expense of $13.2 million from revaluing U.S net deferred tax assets which was offset by a corresponding change in the Company’s valuation allowance.

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $30.8 million and $35.9 million. The net change in the valuation allowance was a decrease of $5.1 million in 2017 and an increase $7.7 million in 2016. A valuation allowance has been provided for the full amount of the Company’s net deferred tax assets as the Company believes it is more likely than not that these benefits will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(7)	Income Taxes – (continued)

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

As of December 31, 2017, we had NOL and research and development credit carryforwards for U.S. federal income tax reporting purposes of approximately $96.5 million and $2.0 million, respectively. Approximately $25.7 million of the NOL will expire between 2023 and 2033 and $70.8 million of the NOL will expire 2034 through 2037. The research and development credits will begin to expire in 2033 through 2037. We have orphan drug credit carry forwards of approximately $1.0 million which will expire if unused through 2037.

We also have state NOL and research and development credit carry-forwards of approximately $102.5 million and $971,000, respectively. Approximately $12.4 million of the Company's state NOL expires in 2018, $37.7 million expires between 2019 and 2029, and $52.4 million will expire in 2030 through 2033. The state research and development credits expire in 2023 through 2030.

The Company's federal and state income tax returns for December 31, 2014 through 2017 are open tax years.

A reconciliation of the beginning and ending amount of total unrecognized tax contingencies, excluding interest and penalties, for the years ended December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016

Balance, beginning of year	$-	$-

Balance, end of year	$-	$-

(8)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. On February 8, 2018, the Company extended the lease through February 28, 2019. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018.

Future minimum lease payments under the non-cancelable operating leases as of December 31, 2017 are:

Operating
leases
Year ending December 31:
2018	58,903
Total minimum lease payments	$58,903

The Company’s rent expense was $379,000, $374,000 and $295,000 for the years ended December 31, 2017, 2016 and 2015.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

In March 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at the market” (“ATM”), equity offering program, under which Cantor acts as sales agent. The shares of common stock to be sold under the Sales Agreement will be sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-199093) (the “Existing Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. As of December 31, 2017, we had sold an aggregate of 2,518,109 shares at a weighted-average sales price of $4.40 per share under the ATM for aggregate gross proceeds of $11.1 million and net proceeds of $10.6 million, after deducting sales agent commission and discounts and our other offering costs.

On October 13, 2017, the Company filed a Form S-3 (File No. 333-220942) (the “New Form S-3”) to replace the Existing Form S-3.  The New Form S-3 registered the sale of up to $150.0 million of any combination of common stock, preferred stock, debt securities, warrants and units pursuant to a shelf registration statement.  The New Form S-3 also contains a prospectus pursuant to which we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent, pursuant to the Sales Agreement.  Pursuant to Rule 415(a)(6) of the Securities Act of 1933, as amended, the offering of securities on the Existing Form S-3 are deemed terminated as of the date of effectiveness of the New Form S-3.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(9)	Stockholders’ Equity – (continued)

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

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 2,471,906 shares are authorized for issuance under the 2014 Plan, with 573,108 shares remaining available for grant as of December 31, 2017.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2016	2,225,850	$6.12
Options granted	543,000	3.55
Options exercised	(206,813)	2.81
Options forfeited	-	-
Options cancelled	(187,588)	8.47
Balance at December 31, 2017	2,374,449	5.64

Options exercisable at December 31, 2017	1,462,333	6.12

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(9)	Stockholders’ Equity – (continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,374,449	7.45	$5.64	$381,294	1,462,333	6.26	$6.12	$381,294

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $223,000, $216,000 and $658,000. There were 206,813, 208,869 and 98,574 stock options exercised during the years ended December 31, 2017, 2016 and 2015.

(d)	Restricted Common Stock

A summary of restricted common stock activity is as follows:

Number of unvested restricted stock units

Balance at December 31, 2016	-
Granted	287,000
Vested	(83,002)
Cancelled	-
Balance at December 31, 2017	203,998

(e)	Warrants

For charitable purposes, on December 23, 2003, the Company granted warrants to a local university for 20,467 shares of common stock at a price of $12.21 per share with an original expiration date of December 31, 2010. In January 2011, the Company extended the term to December 31, 2015 at the same price. The warrants were not exercised by December 31, 2015 and were cancelled.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(10)	401(k) Plan

On January 1, 2002, the Company adopted a tax qualified employee savings and retirement plan (the “401(k) Plan”) covering eligible employees. Pursuant to the 401(k) Plan, employees may elect to reduce current compensation by a percentage of eligible compensation, not to exceed legal limits, and contribute the amount of such reduction to the 401(k) Plan. Beginning April 1, 2014, the 401(k) Plan was amended to require matching contributions to the 401(k) Plan by the Company on behalf of the participants of 100 percent Company match on up to four percent of an employee's compensation computed on a per pay period basis. Prior to April 1, 2014, the 401(k) Plan permitted but did not require additional matching and profit sharing contributions to the 401(k) Plan by the Company on behalf of the participants. The Company contributed $82,000, $128,000 and $74,000, respectively, to the 401(k) Plan during the years ended December 31, 2017, 2016 and 2015.

(11)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

On February 15, 2018, the Company and the other defendants entered into a memorandum of understanding to settle the purported securities class action litigation captioned In re Lipocine Inc. Securities Litigation, 2:17CV00182 DB (D. Utah) which was originally filed against the Company on July 1, 2016. The memorandum of understanding contemplates that the parties will enter into a settlement agreement, which, if entered into, will be subject to customary conditions including court approval following notice to our stockholders, and a hearing at which time the court will consider the fairness, reasonableness and adequacy of the settlement.  If a settlement is finally approved by the court, it will resolve all of the claims that were or could have been brought in the action being settled. The Company continues to believe that the claims in the lawsuits are without merit and, to the extent the parties do not enter into a settlement agreement or the court does not approve a settlement, the Company will defend against them vigorously. The Company maintains insurance for claims of this nature. As a result of signing the memorandum of understanding and the potential liability becoming probable and estimable, the Company has recorded a litigation settlement liability for $4.3 million as of December 31, 2017. Additionally, the Company has recorded a litigation insurance settlement recovery receivable of $3.3 million as of December 31, 2017 which represents the estimated insurance claims proceeds from our insurance carrier in excess of the Company’s retention.

Beyond In re Lipocine Inc. Securities Litigation, 2:17CV00182 DB (D. Utah), management does not currently believe that any other matter, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

DECEMBER 31, 2017, 2016 AND 2015

(12)	Agreement with Spriaso, LLC

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017 and again on January 23, 2018 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company received reimbursements of $31,000, $3,000 and $61,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(13)	Accounting Pronouncements Issued Not Yet Adopted

In February 2018, the FASB issued ASU No. 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018-02 allows for a reclassification from accumulated other comprehensive income or loss to retained earnings or accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). ASU 2018-02 also requires certain related disclosures. ASU 2018-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-02 but does not believe it will have a material effect on the Company's financial position or results of operations. In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope Modification Accounting. This update provides guidance about which changes to the terms or conditions of a share-based payment awards require an entity to apply modification accounting. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company plans to adopt this pronouncement effective January 1, 2018 and does not believe it will have a material effect on the Company's financial position or results of operations.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(13)	Accounting Pronouncements Issued Not Yet Adopted - (continued)

In February 2016, FASB issued ASU 2016-02, Leases, which provides new guidance for lease accounting including recognizing most leases on-balance sheet. The standard becomes effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company does not have any lease that extends beyond December 31, 2018 other that its facility lease that was extended in February 2018 for a period of one-year until February 28, 2019. The Company plans to adopt this pronouncement effective January 1, 2019 and does not believe it will have a material effect on the Company's financial position or results of operations.

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

(14)	Selected Quarterly Financial Information (Unaudited)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2017 and 2016:

2017	First	Second	Third	Fourth
Operating loss	$(4,908,915)	$(6,140,618)	$(4,766,059)	$(5,402,384)
Net loss	(4,861,260)	(6,089,766)	(4,700,248)	(5,331,586)
Basic loss per share attributable to common stock	(0.26)	(0.31)	(0.22)	(0.25)
Diluted loss per share attributable to common stock	(0.26)	(0.31)	(0.22)	(0.25)

2016	First	Second	Third	Fourth
Operating loss	$(7,070,404)	$(5,815,120)	$(3,286,220)	$(3,015,090)
Net loss	(7,009,445)	(5,760,111)	(3,235,485)	(2,966,467)
Basic loss per share attributable to common stock	(0.38)	(0.32)	(0.18)	(0.16)
Diluted loss per share attributable to common stock	(0.38)	(0.32)	(0.18)	(0.16)

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(15)	Subsequent Events

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB has agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears a fixed interest rate equal to the Prime Rate plus one percent per annum, which interest is payable monthly. The loan matures on December 1, 2021. The Company is only required to make monthly interest payments until December 31, 2018, following which the Company will be required to also make equal monthly payments of principal for the remainder of the term; provided, however, that if on or prior to May 31, 2018, the Company receives evidence reasonably satisfactory to SVB that the Company has received FDA approval for TLANDOTM, the interest-only payment period will be extended to June 30, 2019. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid. In connection with the Loan and Security Agreement, the Company and the Subsidiary granted to SVB a security interest in substantially all of the Company’s assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, if TLANDO is not approved by the FDA on or prior to May 31, 2018, the Company will be required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. While any amounts are outstanding under the Loan and Security Agreement, the Company is subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of December 31, 2017.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Change in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders, under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" and is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Independence of the Board" and is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders, under the caption "Principal Accountant Fees and Services" and is incorporated into this item by reference.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

4.2	Stockholder Rights Agreement dated as of November 13, 2015 by and between the Company and American Stock Transfer & Trust Company, LLC.	8-K	001-36357	4.1	11/13/2015

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2**	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3**	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4**	Form of Restricted Stock Unit Agreement and Notice under the 2011 Equity Incentive Plan	10-K	001-36357	10.4	3/31/2014

10.5**	Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	S-8	333-197421	99.1	7/15/2014

10.6	Assignment and Assumption of Lease, dated August 6, 2004, by and between Lipocine Inc. and Genta Salus LLC	8-K	333-178230	10.4	7/25/2013

10.7	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.8**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.9	Warrant issued to University of Utah, as amended, dated December 23, 2003	8-K	333-178230	10.7	7/25/2013

10.10	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

10.11	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.12	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.13	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.14+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.15**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.16**	Amended and Restated Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Morgan Brown	8-K	000-550920	10.2	1/7/2014

10.17**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Gerald Simmons	8-K	000-55092	10.3	1/7/2014

10.18**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Srinivasan Venkateshwaran	8-K	000-55092	10.4	1/7/2014

10.19**	Executive Employment Agreement, dated May 15, 2015, by and between Lipocine Inc. and Jyrki Mattila.	10-Q	001-36357	10.1	8/11/2015

10.20**	Second Amended and Restated Lipocine Inc. 2014 Stock Incentive Plan	10-Q	001-36357	10.1	8/9/2016

10.21	Commercial Manufacturing Services and Supply Agreement, dated March 3, 2016, by and between Lipocine Inc. and M.W. Encap Ltd.	10-Q	001-36357	10.1	5/9/2016

10.22	Controlled Equity OfferingSM Sales Agreement, dated March 6, 2017, by and between Lipocine Inc. and Cantor Fitzgerald & Co.	10-K	001-36357	10.22	3/6/2017

10.23**	Second Amended and Restated Executive Employment Agreement, dated March 3, 2017, by and between Lipocine Inc. and Morgan Brown	10-K	001-36357	10.23	3/6/2017

10.24**	Executive Employment Agreement, dated March 3, 2017, by and between Lipocine Inc. and Gregory Bass.	10-K	001-36357	10.24	3/6/2017

10.25	Loan and Security Agreement dated January 5, 2018	8-K	001-36357	10.1	1/9/2018

21.1*	Subsidiaries

23.1*	Consent of KPMG

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Management contract or compensation plan or arrangement
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: March 12, 2018	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 12, 2018	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mahesh V. Patel Mahesh V. Patel	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 12, 2018

/s/ Morgan R. Brown Morgan R. Brown	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2018

/s/ Jeffrey A. Fink Jeffrey A. Fink	Director	March 12, 2018

/s/ John Higuchi John Higuchi	Director	March 12, 2018

/s/ Stephen A. Hill Stephen A. Hill	Director	March 12, 2018

/s/ R. Dana Ono R. Dana Ono	Director	March 12, 2018

