Form 10-K/A
period 2017-12-31
Lipocine Inc.
filed 2018-03-12
CIK 1535955

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

Large accelerated filer	☐
Accelerated filer	☒
Non-accelerated filer	☐
Smaller reporting company	☐
Emerging growth company	☐

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

EXPLANATORY NOTE

        This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 12, 2018 (the “Original 10-K”), of Lipocine Inc., a Delaware corporation (the “Company” or “we”). We are filing this Amendment solely to correct an inadvertent error on the cover page of the Original 10-K in which the box identifying the Company as an emerging growth company was incorrectly checked. The error has been corrected in this Amendment by removing the checkmark from the “Emerging growth company” box on the cover page. This Amendment does not reflect events occurring after the filing of the Original 10-K or otherwise modify or update the disclosures set forth in the Original 10-K, including the financial statements and notes thereto included in the Original 10-K.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

4.2	Stockholder Rights Agreement dated as of November 13, 2015 by and between the Company and American Stock Transfer & Trust Company, LLC.	8-K	001-36357	4.1	11/13/2015

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2**	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3**	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4**	Form of Restricted Stock Unit Agreement and Notice under the 2011 Equity Incentive Plan	10-K	001-36357	10.4	3/31/2014

10.5**	Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	S-8	333-197421	99.1	7/15/2014

10.6	Assignment and Assumption of Lease, dated August 6, 2004, by and between Lipocine Inc. and Genta Salus LLC	8-K	333-178230	10.4	7/25/2013

10.7	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.8**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.9	Warrant issued to University of Utah, as amended, dated December 23, 2003	8-K	333-178230	10.7	7/25/2013

10.10	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

10.11	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.12	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.13	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.14+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.15**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.16**	Amended and Restated Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Morgan Brown	8-K	000-550920	10.2	1/7/2014

10.17**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Gerald Simmons	8-K	000-55092	10.3	1/7/2014

10.18**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Srinivasan Venkateshwaran	8-K	000-55092	10.4	1/7/2014

10.19**	Executive Employment Agreement, dated May 15, 2015, by and between Lipocine Inc. and Jyrki Mattila.	10-Q	001-36357	10.1	8/11/2015

10.20**	Second Amended and Restated Lipocine Inc. 2014 Stock Incentive Plan	10-Q	001-36357	10.1	8/9/2016

10.21	Commercial Manufacturing Services and Supply Agreement, dated March 3, 2016, by and between Lipocine Inc. and M.W. Encap Ltd.	10-Q	001-36357	10.1	5/9/2016

10.22	Controlled Equity OfferingSM Sales Agreement, dated March 6, 2017, by and between Lipocine Inc. and Cantor Fitzgerald & Co.	10-K	001-36357	10.22	3/6/2017

10.23**	Second Amended and Restated Executive Employment Agreement, dated March 3, 2017, by and between Lipocine Inc. and Morgan Brown	10-K	001-36357	10.23	3/6/2017

10.24**	Executive Employment Agreement, dated March 3, 2017, by and between Lipocine Inc. and Gregory Bass.	10-K	001-36357	10.24	3/6/2017

10.25	Loan and Security Agreement dated January 5, 2018	8-K	001-36357	10.1	1/9/2018

21.1	Subsidiaries	10-K	001-36357	21.1	3/12/2018

23.1	Consent of KPMG	10-K	001-36357	23.1	3/12/2018

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith

**	Management contract or compensation plan or arrangement

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

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