Form 10-Q
period 2018-03-31
Lipocine Inc.
filed 2018-05-07
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2018

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

Outstanding Shares

As of May 4, 2018, the registrant had 21,264,539 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,561,313	$3,210,749
Marketable investment securities	19,201,374	18,257,321
Accrued interest income	47,249	23,067
Litigation insurance recovery	3,566,649	3,319,927
Prepaid and other current assets	247,979	408,227
Total current assets	31,624,564	25,219,291

Property and equipment, net of accumulated depreciation of $1,111,366 and $1,121,080, respectively	32,331	75,070
Other assets	23,753	30,753
Total assets	$31,680,648	$25,325,114

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$388,356	$598,070
Litigation settlement payable	4,250,000	4,250,000
Accrued expenses	305,064	1,497,056
Debt - current portion	1,340,514	-
Total current liabilities	6,283,934	6,345,126

Debt - non-current portion	8,724,452	-
Total liabilities	15,008,386	6,345,126

Commitments and contingencies (notes 7 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 21,270,249 and 21,270,249 issued and 21,264,539 and 21,264,539 outstanding	2,127	2,127
Additional paid-in capital	145,850,292	145,423,012
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(19,651)	(4,616)
Accumulated deficit	(129,119,794)	(126,399,823)

Total stockholders' equity	16,672,262	18,979,988

Total liabilities and stockholders' equity	$31,680,648	$25,325,114

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ending March 31,
	2018	2017

Revenues:
License revenue	$428,031	$-
Total revenues	428,031	-

Operating expenses:
Research and development	1,377,527	3,083,739
General and administrative	1,687,490	1,825,176
Total operating expenses	3,065,017	4,908,915
Operating loss	(2,636,986)	(4,908,915)

Other income (expense):
Interest and investment income	110,181	48,355
Interest expense	(192,466)	-
Total other income (expense), net	(82,285)	48,355
Loss before income tax expense	(2,719,271)	(4,860,560)
Income tax expense	(700)	(700)
Net loss	$(2,719,971)	$(4,861,260)

Basic loss per share attributable to common stock	$(0.13)	$(0.26)
Weighted average common shares outstanding, basic	21,264,539	18,711,239

Diluted loss per share attributable to common stock	$(0.13)	$(0.26)
Weighted average common shares outstanding, diluted	21,264,539	18,711,239

Comprehensive loss:
Net loss	$(2,719,971)	$(4,861,260)
Net unrealized gain (loss) on available-for-sale securities	(15,035)	2,707

Comprehensive loss	$(2,735,006)	$(4,858,553)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ending March 31,
	2018	2017

Cash flows from operating activities:

Net loss	$(2,719,971)	$(4,861,260)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	5,261	7,093
Loss on disposition of property and equipment	37,478	-
Stock-based compensation expense	427,280	632,290
Non-cash interest expense	64,966	-
Amortization of discount on marketable investment securities	(48,863)	(6,169)

Changes in operating assets and liabilities:
Accrued interest income	(24,182)	2,997
Prepaid and other current assets	160,248	67,509
Accounts payable	(209,714)	607,595
Litigation insurance recovery	(246,722)	-
Accrued expenses	(1,191,992)	411,194
Cash used in operating activities	(3,746,211)	(3,138,751)

Cash flows from investing activities:

Refund of rental deposit	7,000	-
Purchases of marketable investment securities	(13,210,225)	(6,972,103)
Maturities of marketable investment securities	12,300,000	8,400,000
Cash provided by (used in) investing activities	(903,225)	1,427,897

Cash flows from financing activities:

Proceeds from debt agreement	10,000,000	-
Proceeds from stock option exercises	-	388,551
Net proceeds from common stock offering	-	2,698,098

Cash provided by financing activities	10,000,000	3,086,649

Net increase in cash and cash equivalents	5,350,564	1,375,795

Cash and cash equivalents at beginning of period	3,210,749	5,560,716

Cash and cash equivalents at end of period	$8,561,313	$6,936,511

Supplemental disclosure of cash flow information:
Interest paid	$127,500	$-
Income taxes paid	700	700

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain (loss) on available-for-sale securities	$(15,035)	$2,707
Accrued final payment charge on debt	64,966	-

See accompanying notes to unaudited consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2018.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2017.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Basic loss per share attributable to common stock:
Numerator
Net loss	$(2,719,971)	$(4,861,260)

Denominator
Weighted avg. common shares outstanding	21,264,539	18,711,239

Basic loss per share attributable to common stock	$(0.13)	$(0.26)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(2,719,971)	$(4,861,260)

Denominator
Weighted avg. common shares outstanding	21,264,539	18,711,239

Diluted loss per share attributable to common stock	$(0.13)	$(0.26)

The computation of diluted loss per share for the three months ended March 31, 2018 and 2017 does not include the following stock options and unvested restricted stock units to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	March 31,
	2018	2017
Stock options	2,374,449	2,070,076
Unvested restricted stock units	203,998	287,000

(3)       Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2018 and December 31, 2017 were as follows:

March 31, 2018	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$2,992,811	$-	$(2,891)	$2,989,920
Corporate bonds, notes and commercial paper	16,228,256	-	(16,802)	16,211,454
	$19,221,067	$-	$(19,693)	$19,201,374

December 31, 2017	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$4,744,566	$-	$(2,876)	$4,741,690
Corporate bonds, notes and commercial paper	13,517,371	-	(1,740)	13,515,631
	$18,261,937	$-	$(4,616)	$18,257,321

Maturities of debt securities classified as available-for-sale securities at March 31, 2018 are as follows:

March 31, 2018	Amortized Cost	Aggregate fair value
Due within one year	$19,221,067	$19,201,374
	$19,221,067	$19,201,374

There were no sales of marketable investment securities during the three months ended March 31, 2018 and 2017 and therefore no realized gains or losses. Additionally, $12.3 million and $8.4 million of marketable investment securities matured during the three months ended March 31, 2018 and 2017, respectively. The Company determined there were no other-than-temporary impairments for the three months ended March 31, 2018 and 2017.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

		Fair value measurements at reporting date using
	March 31, 2018	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds, commercial paper, and treasury bills	$7,793,612	$5,247,856	$2,545,756	$-
Government bonds and notes	2,989,920	2,989,920	-	-
Corporate bonds, notes and commercial paper	16,211,454	-	16,211,454	-
	$26,994,986	$8,237,776	$18,757,210	$-

		Fair value measurements at reporting date using
	December 31, 2017	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,171,814	$2,171,814	$-	$-
Government bonds and notes	4,741,690	4,741,690	-	-
Corporate bonds, notes and commercial paper	13,515,631	-	13,515,631	-
	$20,429,135	$6,913,504	$13,515,631	$-

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly-rated money market funds, commercial paper and treasury bills with original maturities to the Company of three months or less and are purchased daily at par value with specified yield rates. Cash equivalents related to money market funds and treasury bills are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. Cash equivalents related to commercial paper are classified within Level 2 of the fair value hierarchy because they are valued using broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the three months ended March 31, 2018.

(5)	Loan and Security Agreement

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears a fixed interest rate equal to the Prime Rate, as reported in money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest is payable monthly. The loan matures on December 1, 2021. The Company is only required to make monthly interest payments until December 31, 2018, following which the Company will be required to also make equal monthly payments of principal and interest for the remainder of the term; provided, however, that if on or prior to May 31, 2018, the Company receives evidence reasonably satisfactory to SVB that the Company has received FDA approval for TLANDOTM, the interest-only payment period will be extended to June 30, 2019. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and is being recognized as an increase to the principal balance with a corresponding charge to interest expense over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid.

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

While any amounts are outstanding under the Loan and Security Agreement, the Company is subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including its cash. These events of default include, among other things, any failure by the Company to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, and one or more judgments against the Company in an amount greater than $100,000 individually or in the aggregate.

Principal payments on debt at March 31, 2018, are as follows:

(in thousands)
Years Ending December 31,	Amount
2018	$—
2019	3,144
2020	3,330
2021	3,526
Thereafter	—
$10,000

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At March 31, 2018 and December 31, 2017, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three months ended March 31, 2018 and 2017.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $732,000 and $2.4 million for the three months ended March 31, 2018 and 2017 under these agreements and has recorded these expenses in research and development expenses.

(8)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. On February 8, 2018, the Company extended the lease through February 28, 2019. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018. The Company vacated the Lawrenceville, New Jersey office on January 31, 2018. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2018 are:

Operating
leases
Year ending December 31:
2018	240,570
2019	53,460
Total minimum lease payments	$294,030

The Company’s rent expense was $83,000 and $95,000 for the three months ended March 31, 2018 and 2017.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

In March 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at the market” (“ATM”), equity offering program, under which Cantor acts as sales agent. The shares of common stock to be sold under the Sales Agreement will be sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-199093) (the “Existing Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. As of March 31, 2018, we had sold an aggregate of 2,518,109 shares at a weighted-average sales price of $4.40 per share under the ATM for aggregate gross proceeds of $11.1 million and net proceeds of $10.6 million, after deducting sales agent commission and discounts and our other offering costs. We sold no shares in the three months ended March 31, 2018 and 666,853 shares at a weighted-average sales price of $4.33 per share under the ATM for aggregate gross proceeds of $2.9 million and $2.7 million in net proceeds in the three months ended March 31, 2017.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $427,000 and $632,000 for the three months ended March 31, 2018 and 2017, allocated as follows:

	Three Months Ended March 31,
	2018	2017

Research and development	$149,588	$207,380
General and administrative	277,692	424,910

	$427,280	$632,290

The Company did not issue any stock options during the three months ended March 31, 2018 and 2017. Additionally, the Company issued 287,000 restricted stock units during three months ended March 31, 2017 and did not issue any restricted stock units during the three months ended March 31, 2018.

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

As of March 31, 2018, there was $2.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 1.85 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of March 31, 2018, there was $736,000 of total unrecognized compensation cost related to unvested restricted stock units that have performance vesting.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 2,471,906 shares are authorized for issuance under the 2014 Plan, with 573,108 shares remaining available for grant as of March 31, 2018.

A summary of stock option activity is as follows:

Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2017	2,374,449	$5.64
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options cancelled	-	-
Balance at March 31, 2018	2,374,449	5.64

The following table summarizes information about stock options outstanding and exercisable at March 31, 2018:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,374,449	7.20	$5.64	$-	1,522,295	6.10	$6.20	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was zero and $131,000. There were no stock options exercised during the three months ended March 31, 2018 and 138,274 stock options exercised during the three months ended March 31, 2017.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2017	203,998
Granted	-
Vested	-
Cancelled	-
Balance at March 31, 2018	203,998

(10)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

On February 15, 2018, the Company and the other defendants entered into a memorandum of understanding to settle the purported securities class action litigation captioned In re Lipocine Inc. Securities Litigation, 2:17CV00182 DB (D. Utah) which was originally filed against the Company on July 1, 2016. The memorandum of understanding contemplates that the parties will enter into a settlement agreement, which, if entered into, will be subject to customary conditions including court approval following notice to our stockholders, and a hearing at which time the court will consider the fairness, reasonableness and adequacy of the settlement.  If a settlement is finally approved by the court, it will resolve all of the claims that were or could have been brought in the action being settled. The Company continues to believe that the claims in the lawsuits are without merit and, to the extent the parties do not enter into a settlement agreement or the court does not approve a settlement, the Company will defend against them vigorously. The Company maintains insurance for claims of this nature. As a result of signing the memorandum of understanding and the potential liability becoming probable and estimable, the Company has recorded a litigation settlement liability for $4.3 million as of March 31, 2018. Additionally, the Company has recorded a litigation insurance settlement recovery receivable of $3.6 million as of March 31, 2018 which represents the estimated insurance claims proceeds from our insurance carrier in excess of the Company’s retention.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017 and again on January 23, 2018 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements during the three months ended March 31, 2018 and 2017, respectively. Additionally, during the three months ended March 31, 2018 and 2017, the Company received $428,000 and zero in royalty payments from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 12, 2018 as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, expected product benefits, pre-clinical and clinical development timelines, results and timelines of ongoing or future studies, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, “potential”, “ anticipate”, “believe”, “could”, “plan”, “predict”, “should”, “would” and “intend” and similar terms and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 12, 2018. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT”) and is currently under review by the United States Food and Drug Administration (“FDA”) with a Prescription Drug User Fee Act (“PDUFA”) action goal date of May 8, 2018. The FDA has deemed the resubmission a complete response to its June 2016 Complete Response Letter (“CRL”) that requested additional information related to the dosing algorithm for the proposed label. The TLANDO New Drug Application (“NDA”) is based on the results of the Dosing Validation (“DV”) study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). On January 10, 2018, the Bone, Reproductive and Urologic Drugs Advisory Committee (“BRUDAC”) of the FDA voted six in favor and thirteen against the acceptability of the overall benefit/risk profile to support approval of TLANDO as a TRT. We continue to work with the FDA in addressing topics discussed by BRUDAC. We may receive another CRL. This would cause substantial delays which may include additional studies and add substantial expense to the process of seeking approval of TLANDO. Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product with the potential for once daily dosing, that is currently in Phase 2 testing, and LPCN 1107, which has the potential to become the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth and has completed an End-of-Phase 2 meeting with the FDA. We have not engaged in labeling discussions with the FDA regarding TLANDO.

To date, we have funded our operations primarily through the sale of equity securities, debt and convertible debt and through up-front payments, research funding and royalty and milestone payments from our license and collaboration arrangements. We have not generated any revenues from product sales and we do not expect to generate revenue from product sales unless and until we obtain regulatory approval of TLANDO or other products.

We have incurred losses in most years since our inception. As of March 31, 2018, we had an accumulated deficit of $129.1 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $2.7 million for the three months ended March 31, 2018, compared to $4.9 million for the three months ended March 31, 2017. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	conduct the ambulatory blood pressure (“ABPM”), phlebotomy, or any other pre or post-approval clinical studies required in support of TLANDO;

•	conduct further development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

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

NDA Resubmission

We resubmitted our NDA to the FDA in August 2017 based on the results of the DV study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). The FDA accepted our NDA as a complete response to their CRL and assigned a PDUFA goal date of May 8, 2018 for completion of the review. On January 10, 2018, the BRUDAC of the FDA voted six in favor and thirteen against the benefit/risk profile of TLANDO. Discussion topics during the BRUDAC included whether the safety of TLANDO is adequately characterized and whether additional data is need pre-approval or post approval, including the need for an ambulatory blood pressure (“ABPM”) study. Additional areas discussed included the potential to increase cardiovascular risk, lipid changes, hematocrit increase, levels of dihydro-testosterone and estradiol, cosynotropin stimulation results, Cmax excursions, the stopping criteria for use in clinical practice, and whether testosterone concentrations measured in serum tubes are reliable in patients treated with TLANDO. Particularly the FDA may be concerned with TLANDO’s potential for increased adverse cardiovascular outcomes in the population that will likely use the drug, if approved, and observed treatment emergent adverse reactions. We continue to work with the FDA in addressing topics discussed by BRUDAC. The FDA may or may not view BRUDAC’s TLANDO advice/recommendation similarly. We have submitted two protocols to the FDA under our TLANDO investigational new drug (“IND”) application. The first protocol is for the conduct of an ABPM clinical study and the second protocol is for a phlebotomy clinical study to confirm no ex-vivo conversion of TU to T. We have initiated the phlebotomy clinical study ahead of FDA feedback on the protocol. The FDA may not agree with our study design and may reject our data from such study. We plan to initiate the ABPM clinical study once we receive FDA feedback on the protocol. Although there is no guarantee of FDA approval of TLANDO, we believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering TLANDO. However, we may not receive approval of our NDA on our PDUFA date and we may receive another CRL. Receipt of another CRL would result in substantial delays which may include additional studies and expense before we would be in a position to re-submit an NDA responsive to such additional CRL. We have not engaged in any labeling discussions with the FDA regarding TLANDO.

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

Safety

The safety component of the SOAR trial was completed the last week of April 2015. The safety extension phase was designed to assess safety based on information such as metabolites, biomarkers, laboratory values, serious adverse events ("SAEs") and AEs, with subjects on their stable dose regimen in both the treatment arm and the active control arm. TLANDO treatment was well tolerated in there were no hepatic, cardiac or drug related SAEs.

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

We have also completed a preclinical toxicology study with LPCN 1111 in dogs. In February 2018 we had a meeting with the FDA to discuss these preclinical results and to discuss the Phase 3 clinical study and path forward for LPCN 1111. Based on the results of this FDA meeting, additional pre-clinical and clinical trials may be required before a Phase 3 clinical study can be initiated. Additionally, the FDA requested that an ABPM clinical study be conducted as part of the Phase 3 clinical study. Based on our capital resources and the clinical status of our product candidates, we will primarily focus our efforts in 2018 on TLANDO. We do not anticipate the initiation of a Phase 3 study with LPCN 1111 to occur in 2018 unless and until additional capital is secured or the product candidate is out-licensed.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA as well as other guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided preliminary feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA feedback, a NI margin of 7% for the primary endpoint may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via a SPA in June 2017 and have received multiple rounds of FDA’s feedback. Agreement with the FDA on the Phase 3 protocol via SPA has not occurred and will not occur until results from a planned food-effect study with LPCN 1107 are reviewed by the FDA. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, manufacturing scale-up work for LPCN 1107 has been completed. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2018 on TLANDO. We do not anticipate the initiation of a Phase 3 study with LPCN 1107 to occur in 2018 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing LPCN 1107 to a third party. No licensing agreement has been entered into by the Company.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through March 31, 2018, we have generated $27.9 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $98.5 million in research and development expenses through March 31, 2018.

We expect to incur approximately $3.4 million in additional research and developments costs for TLANDO as we conduct and complete the ABPM clinical study. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2018	2017
External service provider costs:
LPCN 1021	$460,910	$2,431,357
LPCN 1111	21,501	(24,129)
LPCN 1107	249,554	26,121
Total external service provider costs	731,965	2,433,349
Internal personnel costs	470,984	544,184
Other research and development costs	174,578	106,206
Total research and development	$1,377,527	$3,083,739

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

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities and interest expense incurred on our outstanding Loan and Security Agreement.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Variance
License revenue	$(428,031)	$-	428,031
Research and development expenses	1,377,527	3,083,739	(1,706,212)
General and administrative expenses	1,687,490	1,825,176	(137,686)
Other expense (income), net	82,285	(48,355)	130,640
Income tax expense	700	700	-

Revenue

License revenue was $428,000 during the three months ended March 31, 2018 compared to no license revenue during the three months ended March 31, 2017. License revenue relates to royalty payments received from Spriaso, LLC under a licensing agreement in the cough and cold field.

Research and Development Expenses

The decrease in research and development expenses during the three months ended March 31, 2018 was primarily due reduced contract research organization costs for TLANDO of $2.3 million as the DV and DF studies were complete in 2017 and lower personnel costs of $73,000 offset by increased outside service costs of $362,000 primarily related to the TLANDO BRUDAC meeting in January 2018 and increased contract manufacturing costs of $244,000 for LPCN 1107.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended March 31, 2018 was primarily due to decreased personnel costs of $279,000 related to reduced stock compensation expense on restricted stock units as well as reduced bonus expense accrual in 2018. Additionally, overhead costs decreased $47,000 in 2018 offset by increased professional fees of $151,000 related to legal, intellectual property and commercial activities and a loss on disposition of property and equipment of $37,000 related to the lease expiration on our New Jersey facility.

Other Expense (Income), Net

The increase in other expense, net, during the three months ended March 31, 2018 was primarily due to interest expense on our Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) which was entered into January 2018. These increases in other expense were offset by increased interest income due to higher interest rates on higher average balances in cash, cash equivalents and marketable investment securities in 2018 as compared to 2017.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. In January 2018, we secured a term loan with Silicon Valley Bank for $10.0 million. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we seek to advance our lead product candidate, TLANDO, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts.

As of March 31, 2018, we had $27.8 million of cash, cash equivalents and marketable investment securities compared to $21.5 million at December 31, 2017.

On January 5, 2018, we entered into the Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears a fixed interest rate equal to the Prime Rate, as reported in money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest is payable monthly. The loan matures on December 1, 2021. We are only required to make monthly interest payments until December 31, 2018, following which we will be required to also make equal monthly payments of principal and interest for the remainder of the term; provided, however, that if on or prior to May 31, 2018, we receive evidence reasonably satisfactory to SVB that we have received FDA approval for TLANDOTM, the interest-only payment period will be extended to June 30, 2019. We will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). At its option, we may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid. In connection with the Loan and Security Agreement, we and the Subsidiary granted to SVB a security interest in substantially all of our assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, if TLANDO is not approved by the FDA on or prior to May 31, 2018, we will be required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. While any amounts are outstanding under the Loan and Security Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including its cash. These events of default include, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, and one or more judgments against us in an amount greater than $100,000 individually or in the aggregate.

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

As of March 31, 2018, we have sold 2,518,109 shares of our common stock resulting in net proceeds of approximately $10.6 million under the Sales Agreement which is net of $260,000 commissions paid to Cantor in connection with these sales.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Cash used in operating activities	$(3,746,211)	$(3,138,751)
Cash provided by (used in) investing	(903,225)	1,427,897
Cash provided by financing activities	10,000,000	3,086,649

Net Cash Used in Operating Activities

During the three months ended March 31, 2018 and 2017, net cash used in operating activities was $3.7 million and $3.1 million, respectively.

Net cash used in operating activities during the three months ended March 31, 2018 and 2017 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2018, we were performing activities related to the BRUDAC meeting for TLANDO on January 10, 2018. Additionally, we completed manufacturing scale-up activities for LPCN 1107. During 2017, we were conducting our DV study and DF study for TLANDO and we were drafting our protocol for LPCN 1107.

Net Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities was $903,000. During the three months ended March 31, 2017, net cash provided by investing activities was $1.4 million.

Net cash used in investing activities during the three months ended March 31, 2018 was primarily the result of purchasing additional marketable investment securities, net, of $903,000 due to proceeds from the SVB Loan and Security Agreement. Net cash provided by investing activities during the three months ended March 31, 2017 was primarily the result of utilizing marketable investment securities, net, of $1.4 million to fund operations. There were no capital expenditures for the three months ended March 31, 2018 and 2017.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2018 and 2017 net cash provided by financing activities was $10.0 million and $3.1 million, respectively.

Net cash provided by financing activities during 2018 was attributable to $10.0 million in proceeds from the SVB Loan and Security Agreement.

Net cash provided by financing activities during 2017 was primarily attributable to the net proceeds from the sale of 666,853 shares of common stock pursuant to the ATM Offering resulting in net proceeds of $2.7 million as well as proceeds from the exercise of stock options.

Employee stock option exercises provided approximately zero and $389,000 of cash during the three months ended March 31, 2018 and 2017, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options.

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On February 9, 2018, we modified and extended the lease through February 28, 2019. Additionally, on December 28, 2015, we entered into an agreement to lease office space in Lawrenceville, New Jersey which has an occupancy date of February 1, 2016 and an end date of January 31, 2018. We vacated the Lawrenceville, New Jersey office on January 31, 2018.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 12, 2018.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of March 31, 2018.

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

On May 15, 2015, we filed a patent application with the PTO, and our application requested that the PTO declare an interference between our patent application and the Clarus 428 Patent.  Pursuant to Lipocine's request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the Senior Party in the interference. On September 20, 2017 the PTAB issued a Decisions on Motions. The PTAB granted Lipocine’s motion to deny Clarus’ previously accorded priority date for the Clarus 428 Patent and denied Clarus’ motion for an earlier priority date based upon the filing of its provisional applications. Therefore, Clarus has a new priority date of April 16, 2014 for the Clarus 428 patent. The PTAB also granted Clarus’ motion to deny Lipocine’s accorded priority date. Therefore, Lipocine has an accorded priority date of May 15, 2015 on its application. As a consequence of this decision, the PTAB has redeclared the interference and named Clarus as the senior party and Lipocine as the junior party. All other motions were denied. A conference call with the PTAB was held on October 4, 2017 to discuss the next steps, including a priority schedule. After the conference call, the PTAB issued an order setting times in the priority phase.  The order indicated that since Lipocine is the only party that filed a priority statement, only Lipocine shall be permitted to put on a priority case. The priority statement filed by Lipocine included a claimed date of invention well prior to Clarus’ accorded benefit date. Lipocine filed its motion for priority on January 18, 2018, and thereafter, on March 26, 2018, Clarus filed a notice stating it has not filed, and will not file, a substantive opposition to Lipocine’s priority motion.

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., 3:16-cv-04009-BRM-LHG, filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. On December 2, 2016, the court granted plaintiff’s motion to consolidate the various lawsuits and appointed Pomerantz LLP as lead counsel and Lipocine Investor Group as lead plaintiff.  The court also stated that all filings shall bear the caption In re Lipocine Inc. Securities Litigation.  On March 14, 2017, the court granted our motion to transfer the action to the United States District Court for the District of Utah.  On April 27, 2017, Plaintiff filed an Amended Complaint against the Company and certain of its officers and/or directors in the United States District Court for the District of Utah.  This is a purported class action seeking relief for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The Amended Complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. Plaintiff seeks certification as a class action, compensatory damages of an unspecified amount, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees, and unspecified other costs, as well as any further relief the court deems just and proper.  We filed a motion to dismiss the Amended Complaint on June 12, 2017, in compliance with the scheduling order entered by the court on December 20, 2016. Oral arguments on the motion to dismiss were held on October 24, 2017, and the judge denied our motion to dismiss.  On February 15, 2018 we and the other defendants entered into a memorandum of understanding to settle the purported securities class action litigation. On March 15, 2018, plaintiff filed a motion for preliminary approval of the settlement along with a copy of the parties’ stipulation of settlement. On March 21, 2018, the court granted the motion for preliminary approval of the settlement and amended the order on March 28, 2018. As set for the in the preliminary approval order, the settlement is subject to customary conditions including court approval following notice to our stockholders, and a hearing currently set for July 2, 2018 at 2:00p.m. at which time the court will consider the fairness, reasonableness and adequacy of the settlement.  If a settlement is finally approved by the court, it will resolve all of the claims that were or could have been brought in the action being settled. We continue to believe that the claims in the lawsuits are without merit and, to the extent the court does not approve a settlement, will defend against them vigorously. We maintain insurance for claims of this nature, which management believes is adequate. Moreover, we believe, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on our financial position, although we will have to pay up to the insurance retention amount in connection with the lawsuit.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018 and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018:

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our ability to address the deficiencies noted in the CRL for TLANDO;

•	the receipt of a second CRL for TLANDO;

•	plans for, progress of and results from clinical trials of our product candidates;

•	the failure of the FDA to approve our product candidates;

•	regulatory uncertainty in the TRT class;

•	FDA Advisory Committee meetings and related recommendations including meetings convened on the TRT class or on similar companies;

•	announcements by the FDA that may impact on-going clinical studies related to safety or efficacy of TRT products;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	failure to engage with collaborators or build an internal sales force to commercialize our products;

•	the success or failure of other TRT products or non-testosterone based testosterone therapy products;

•	failure of our products, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities;

•	our cash balance; and

•	other risks and uncertainties described in these risk factors.

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

As of March 31, 2018, our executive officers and directors beneficially owned approximately 11.3% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the first quarter of 2018 was approximately 767,762 shares per day with volumes continuing to decrease. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

We have focused a significant portion of our efforts on developing TLANDO. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of March 31, 2018, we had an accumulated deficit of $129.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with TLANDO, LPCN 1111 and LPCN 1107, if initiated. In addition, if we obtain marketing approval for TLANDO, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we advance our lead product candidate, TLANDO, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

In addition, on May 15, 2015 we filed a patent application with the PTO, and our application requests that the PTO declare an interference between our patent application and Clarus Therapeutics’ (“Clarus”) U.S. Patent No. 8,828,428 (“the Clarus 428 Patent”). Pursuant to Lipocine's request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. Lipocine was declared the senior party in the interference. On September 20, 2017 the PTAB issued a Motions Decision based on each party’s motions in the interference case. The PTAB granted Lipocine’s motion to deny Clarus’ previously accorded priority date for the Clarus 428 Patent. Therefore, Clarus has a new priority date of April 16, 2014 for the Clarus 428 patent. The PTAB also granted Clarus’ motion to deny Lipocine’s accorded priority date. Therefore, Lipocine has an accorded priority date of May 15, 2015 on its application. As a consequence of this decision, the PTAB has redeclared the interference and named Clarus as the senior party and Lipocine as the junior party. All other motions were denied. A conference call with the PTAB was held on October 4, 2017 to discuss the next steps, including priority schedule. As a result of the conference call, the PTAB has issued an order setting priority times.  The order indicated that since Lipocine is the only party that filed a priority statement, only Lipocine shall be permitted to put on a priority case. The priority statement filed by Lipocine included an invention date prior to Clarus’ accorded benefit date. Lipocine has filed its initial motion in the priority phase while Clarus chose not to respond to Lipocine’s initial motion. Interference proceedings may fail and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party; our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if we are successful in such interference, it may result in substantial costs to us and distraction to our management.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.1	Loan and Security Agreement dated January 5, 2018	8-K	001-36357	10.1	1/8/2018

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

Lipocine Inc.
(Registrant)

Dated: May 7, 2018	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2018	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

