Form 10-Q
period 2018-06-30
Lipocine Inc.
filed 2018-08-07
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2018

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

Outstanding Shares

As of August 6, 2018, the registrant had 21,264,539 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,602,079	$3,210,749
Restricted cash	5,000,000	-
Marketable investment securities	18,488,756	18,257,321
Accrued interest income	46,687	23,067
Litigation insurance recovery	-	3,319,927
Prepaid and other current assets	113,250	408,227
Total current assets	25,250,772	25,219,291

Property and equipment, net of accumulated depreciation of $1,115,811 and $1,121,080, respectively	27,886	75,070
Other assets	23,753	30,753
Total assets	$25,302,411	$25,325,114

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$406,540	$598,070
Litigation settlement payable	-	4,250,000
Accrued expenses	886,980	1,497,056
Debt - current portion	1,549,485	-
Total current liabilities	2,843,005	6,345,126

Debt - non-current portion	8,580,447	-
Total liabilities	11,423,452	6,345,126

Commitments and contingencies (notes 5 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 21,270,249 and 21,270,249 issued and 21,264,539 and 21,264,539 outstanding	2,127	2,127
Additional paid-in capital	146,304,446	145,423,012
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(11,608)	(4,616)
Accumulated deficit	(132,375,294)	(126,399,823)
Total stockholders' equity	13,878,959	18,979,988

Total liabilities and stockholders' equity	$25,302,411	$25,325,114

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
License revenue	$-	$-	$428,031	$-
Total revenues	-	-	428,031	-

Operating expenses:
Research and development	1,482,378	4,106,897	2,859,905	7,190,636
General and administrative	1,682,032	2,033,721	3,369,522	3,858,897
Total operating expenses	3,164,410	6,140,618	6,229,427	11,049,533
Operating loss	(3,164,410)	(6,140,618)	(5,801,396)	(11,049,533)

Other income (expense):
Interest and investment income	120,403	50,852	230,585	99,208
Interest expense	(211,494)	-	(403,960)	-
Total other income (expense), net	(91,091)	50,852	(173,375)	99,208
Loss before income tax expense	(3,255,501)	(6,089,766)	(5,974,771)	(10,950,325)
Income tax expense	-	-	(700)	(700)
Net loss	$(3,255,501)	$(6,089,766)	$(5,975,471)	$(10,951,025)

Basic loss per share attributable to common stock	$(0.15)	$(0.31)	$(0.28)	$(0.58)

Weighted average common shares outstanding, basic	21,264,539	19,372,625	21,264,539	19,043,759

Diluted loss per share attributable to common stock	$(0.15)	$(0.31)	$(0.28)	$(0.58)

Weighted average common shares outstanding, diluted	21,264,539	19,372,625	21,264,539	19,043,759

Comprehensive loss:
Net loss	$(3,255,501)	$(6,089,766)	$(5,975,471)	$(10,951,025)
Net unrealized gain (loss) on available-for-sale securities	8,043	5,174	(6,992)	7,881

Comprehensive loss	$(3,247,458)	$(6,084,592)	$(5,982,463)	$(10,943,144)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:

Net loss	$(5,975,471)	$(10,951,025)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	9,706	14,185
Loss on disposition of property and equipment	37,478	-
Stock-based compensation expense	881,434	1,278,428
Non-cash interest expense	129,932	-
Amortization of discount on marketable investment securities	(109,093)	(21,042)

Changes in operating assets and liabilities:
Accrued interest income	(23,620)	25,464
Prepaid and other current assets	294,977	240,910
Accounts payable	(191,530)	867,874
Litigation insurance recovery	3,319,927	-
Litigation settlement payable	(4,250,000)	-
Accrued expenses	(610,076)	705,896

Cash used in operating activities	(6,486,336)	(7,839,310)

Cash flows from investing activities:

Refund of rental deposit	7,000	-
Purchases of marketable investment securities	(16,729,334)	(11,150,777)
Maturities of marketable investment securities	16,600,000	21,265,000

Cash provided by (used in) investing activities	(122,334)	10,114,223

Cash flows from financing activities:

Proceeds from debt	10,000,000	-
Proceeds from stock option exercises	-	388,551
Net proceeds from common stock offering	-	8,406,994

Cash provided by financing activities	10,000,000	8,795,545

Net increase in cash, cash equivalents, and restricted cash	3,391,330	11,070,458

Cash, cash equivalents, and restricted cash at beginning of period	3,210,749	5,560,716

Cash, cash equivalents, and restricted cash at end of period	$6,602,079	$16,631,174

Supplemental disclosure of cash flow information:
Interest paid	$274,028	$-
Income taxes paid	700	700

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain (loss) on available-for-sale securities	$(6,992)	$7,881
Accrued final payment charge on debt	129,932	-

See accompanying notes to unaudited consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future period or for the year ended December 31, 2018.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic loss per share attributable to common stock:
Numerator
Net loss	$(3,255,501)	$(6,089,766)	$(5,975,471)	$(10,951,025)

Denominator
Weighted avg. common shares outstanding	21,264,539	19,372,625	21,264,539	19,043,759

Basic loss per share attributable to common stock	$(0.15)	$(0.31)	$(0.28)	$(0.58)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(3,255,501)	$(6,089,766)	$(5,975,471)	$(10,951,025)
Denominator
Weighted avg. common shares outstanding	21,264,539	19,372,625	21,264,539	19,043,759

Diluted loss per share attributable to common stock	$(0.15)	$(0.31)	$(0.28)	$(0.58)

The computation of diluted loss per share for the three and six months ended June 30, 2018 and 2017 does not include the following stock options and unvested restricted stock units to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	June 30,
	2018	2017
Stock options	2,454,449	2,120,076
Unvested restricted stock units	203,998	287,000

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. Debt securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2018 and December 31, 2017 were as follows:

June 30, 2018	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$2,993,153	$-	$(743)	$2,992,410
Corporate bonds, notes and commercial paper	15,507,211	-	(10,865)	15,496,346

	$18,500,364	$-	$(11,608)	$18,488,756

December 31, 2017	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$4,744,566	$-	$(2,876)	$4,741,690
Corporate bonds, notes and commercial paper	13,517,371	-	(1,740)	13,515,631

	$18,261,937	$-	$(4,616)	$18,257,321

Maturities of debt securities classified as available-for-sale securities at June 30, 2018 are as follows:

June 30, 2018	Amortized Cost	Aggregate fair value
Due within one year	$18,500,364	$18,488,756

There were no sales of marketable investment securities during the three and six months ended June 30, 2018 and 2017 and therefore no realized gains or losses. Additionally, $4.3 million and $12.9 million of marketable investment securities matured during the three months ended June 30, 2018 and 2017, respectively. Also, $16.6 million and $21.3 million of marketable investment securities matured during the six months ended June 30, 2018 and 2017, respectively. The Company determined there were no other-than-temporary impairments for the three and six months ended June 30, 2018 and 2017.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

		Fair value measurements at reporting date using
	June 30, 2018	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds, treasury bills, and treasury bonds	$1,223,780	$1,223,780	$-	$-

Government bonds and notes	2,992,410	2,992,410	-	-

Corporate bonds, notes and commercial paper	15,496,346	-	15,496,346	-

	$19,712,536	$4,216,190	$15,496,346	$-

		Fair value measurements at reporting date using
	December 31, 2017	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,171,814	$2,171,814	$-	$-

Government bonds and notes	4,741,690	4,741,690	-	-

Corporate bonds, notes and commercial paper	13,515,631	-	13,515,631	-

	$20,429,135	$6,913,504	$13,515,631	$-

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the three and six months ended June 30, 2018.

(5)	Loan and Security Agreement

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears a fixed interest rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest is payable monthly. The loan matures on December 1, 2021. The Company is only required to make monthly interest payments until December 31, 2018, following which the Company will be required to also make equal monthly payments of principal and interest for the remainder of the term. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and is being recognized as an increase to the principal balance with a corresponding charge to interest expense over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid.

In connection with the Loan and Security Agreement, the Company granted to SVB a security interest in substantially all of the Company’s assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, as TLANDO was not approved by the FDA prior to May 31, 2018, the Company maintains $5.0 million of cash collateral at SVB as required under the Loan and Security Agreement until such time as TLANDO is approved by the FDA.

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

Principal payments on debt at June 30, 2018, are as follows:

(in thousands)
Years Ending December 31,	Amount
2018	$—
2019	3,144
2020	3,330
2021	3,526
Thereafter	—
$10,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

June 30,
2018
Cash and cash equivalents	$1,602,079
Restricted cash	5,000,000
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$6,602,079

Amounts included in restricted cash represent those required to be set aside by the Loan and Security Agreement. The restriction will lapse if and when TLANDO is approved by the FDA.

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At June 30, 2018 and December 31, 2017, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three or six months ended June 30, 2018 and 2017.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $880,000 and $3.5 million, respectively, for the three months ended June 30, 2018 and 2017 and $1.6 million and $5.9 million, respectively, for the six months ended June 30, 2018 and 2017 under these agreements and has recorded these expenses in research and development expenses.

(8)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. On February 8, 2018, the Company extended the lease through February 28, 2019. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018. The Company vacated the Lawrenceville, New Jersey office on January 31, 2018. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2018 are:

Operating
leases
Year ending December 31:
2018	160,380
2019	53,460

Total minimum lease payments	$213,840

The Company’s rent expense was $80,000 and $95,000 for the three months ended June 30, 2018 and 2017, respectively, and $163,000 and $191,000 for the six months ended June 30, 2018 and 2017, respectively.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

In March 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at the market” (“ATM”), equity offering program, under which Cantor acts as sales agent. The shares of common stock to be sold under the Sales Agreement were originally sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-199093) (the “Prior Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. On October 13, 2017, the Company filed a Form S-3 (File No. 333-220942) (the “New Form S-3”) to replace the Existing Form S-3.  The New Form S-3 has been declared effective by the Securities and Exchange Commission.  The New Form S-3 registered the sale of up to $150.0 million of any combination of common stock, preferred stock, debt securities, warrants and units pursuant to a shelf registration statement.  The New Form S-3 also contains a prospectus pursuant to which we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent, pursuant to the Sales Agreement.  Pursuant to Rule 415(a)(6) of the Securities Act of 1933, as amended, the offering of securities on the Existing Form S-3 are deemed terminated as of the date of effectiveness of the New Form S-3.

As of June 30, 2018, we had sold an aggregate of 2,518,109 shares at a weighted-average sales price of $4.40 per share under the ATM for aggregate gross proceeds of $11.1 million and net proceeds of $10.6 million, after deducting sales agent commission and discounts and our other offering costs. We sold no shares in the three and six months ended June 30, 2018. During the three months ended June 30, 2017, we sold an aggregate of 1,319,856 shares at a weighted-average sales price of $4.47 per share under the ATM for aggregate gross proceeds of $5.9 million and $5.7 million in net proceeds. During the six months ended June 30, 2017, we sold an aggregate of 1,986,709 shares at a weighted-average sales price of $4.42 per share under the ATM for aggregate gross proceeds of $8.8 million and $8.4 million in net proceeds.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $454,000 and $646,000, respectively, for the three months ended June 30, 2018 and 2017 and $881,000 and $1.3 million, respectively, for the six months ended June 30, 2018 and 2017, allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Research and development	$150,494	$216,632	$300,082	$424,011
General and administrative	303,660	429,507	581,352	854,417

	$454,154	$646,139	$881,434	$1,278,428

The Company issued 80,000 stock options during the three and six months ended June 30, 2018 and 50,000 stock options during the three and six months ended June 30, 2017. Additionally, the Company issued 287,000 restricted stock units during the six months ended June 30, 2017 and did not issue any restricted stock units during the three and six months ended June 30, 2018 or the three months ended June 30, 2017.

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

For options granted during the three and six months ended June 30, 2018 and 2017, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2018	2017
Expected term	5.50 years	5.85 years
Risk-free interest rate	2.70%	1.96%
Expected dividend yield	—	—
Expected volatility	77.29%	85.56%

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

As of June 30, 2018, there was $2.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 1.67 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of June 30, 2018, there was $736,000 of total unrecognized compensation cost related to unvested restricted stock units that have performance vesting.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 3,221,906 shares are authorized for issuance under the 2014 Plan, with 1,243,108 shares remaining available for grant as of June 30, 2018.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2017	2,374,449	$5.64
Options granted	80,000	1.33
Options exercised	-	-
Options forfeited	-	-
Options cancelled	-	-
Balance at June 30, 2018	2,454,449	5.50

Options exercisable at June 30, 2018	1,601,580	6.24

The following table summarizes information about stock options outstanding and exercisable at June 30, 2018:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,454,449	7.05	$5.50	$-	1,601,580	5.96	$6.24	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the six months ended June, 2018 and 2017 was zero and $131,000, respectively. There were no stock options exercised during the six months ended June 30, 2018 and 138,274 stock options were exercised during the six months ended June 30, 2017.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2017	203,998
Granted	-
Vested	-
Cancelled	-
Balance at June 30, 2018	203,998

(10)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

On July 2, 2018 the court signed a final order approving the parties’ agreement to settle the purported securities class action litigation captioned In re Lipocine Inc. Securities Litigation, 2:17CV00182 DB (D. Utah) which was originally filed against the Company on July 1, 2016. The final order issued by the court specifically finds that the settlement set forth in the parties’ stipulation is fair, reasonable, adequate, and in the best interests of the Class, and resolves all of the claims that were or could have been brought in the action being settled. The Company maintains insurance for claims of this nature. When the Company signed the memorandum of understanding to settle the purported securities class action litigation, the potential liability became probable and estimable. The Company recorded a litigation settlement liability for $4.3 million as of December 31, 2017. Additionally, the Company recorded a litigation insurance settlement recovery receivable of $3.6 million as of December 31, 2017 which represented the estimated insurance claims proceeds from our insurance carrier in excess of the Company’s retention. As of June 30, 2018, the Company and the insurance carrier have deposited the full balance of the litigation settlement into escrow and, as such, the litigation settlement liability and litigation insurance receivable have zero balances.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017 on January 23, 2018 and again on July 23, 2018 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company received reimbursements of $31,000 for the three and six months ended June 30, 2017 and did not receive any reimbursements during the three and six months ended June 30, 2018. Additionally, during the three months ended June 30, 2018 and 2017, the Company received zero in royalty payments from Spriaso and during the six months ended June 30, 2018 and 2017, the Company received $428,000 and zero, respectively, in royalty payments from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, expected product benefits, pre-clinical and clinical development timelines, results and timelines of ongoing or future studies, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, “potential”, “ anticipate”, “believe”, “could”, “plan”, “predict”, “should”, “would” and “intend” and similar terms and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 7, 2018 or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 12, 2018. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our lead product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT”). On May 8, 2018 TLANDO received a Complete Response Letter ("CRL") from the United States Food and Drug Administration ("FDA") regarding its New Drug Application ("NDA"). A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified four deficiencies which include the following: determining the extent, if any, of ex vivo conversion of testosterone undecanoate (“TU”) to testosterone (“T”) in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ambulatory blood pressure monitoring (“ABPM”) study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and prespecified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues. On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified. We are currently conducting an ABPM clinical study in which we anticipate enrolling up to 140 subjects with a four-month treatment duration. Based on the current pace of enrollment, we expect results in the first quarter of 2019. Previously in June 2016, TLANDO received an initial CRL from the FDA that requested additional information related to the dosing algorithm for the proposed label. We conducted the Dosing Validation (“DV”) study to confirm the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). Additional pipeline candidates include LPCN 1111, a next generation oral testosterone therapy product with the potential for once daily dosing which is currently in Phase 2 testing, and LPCN 1107, potentially the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth which has completed an End-of-Phase 2 meeting with the FDA.

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

We have incurred losses in most years since our inception. As of June 30, 2018, we had an accumulated deficit of $132.4 million. Income and losses fluctuate year to year, primarily depending on the timing of recognition of revenues from our license and collaboration agreements. Our net loss was $6.0 million for the six months ended June 30, 2018, compared to $11.0 million for the six months ended June 30, 2017. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	conduct the ambulatory blood pressure (“ABPM”) or any other pre or post-approval clinical studies required in support of TLANDO;

•	prepare to resubmit our NDA for TLANDO;

•	conduct further development of our other product candidates, including LPCN 1111 and LPCN 1107;

•	continue our research efforts;

•	research new products or new uses for our existing products;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

To fund future long-term operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, regulatory requirements and outcomes related to TLANDO including our ABPM clinical study, regulatory requirements related to our other development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, our ability to license our products to third parties, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

Our Product Candidates

Our current portfolio includes our lead product candidate, TLANDO, an oral testosterone replacement. Additionally, we are in the process of establishing our pipeline of other clinical candidates including a next generation potential once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

TLANDO: An Oral Product Candidate for Testosterone Replacement Therapy

Our lead product, TLANDO, is an oral formulation of the chemical, TU, an eleven carbon side chain attached to T. TU is an ester prodrug of T. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, T is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and recently TU has received regulatory approval in the United States for delivery via intra-muscular injection. We are using our proprietary technology to facilitate steady gastrointestinal solubilization and absorption of TU. Proof of concept was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott Products, Inc. ("Abbott"). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

NDA Resubmission

We resubmitted our NDA to the FDA in August 2017 based on the results of the DV study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). On May 8, 2018 TLANDO received a CRL from the FDA regarding its NDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified four deficiencies which include the following: determining the extent, if any, of ex vivo conversion of TU to T in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ABPM study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and prespecified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues. On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified. The FDA provided specific feedback on potential resolution of each deficiency, including clinical design elements where appropriate. We are currently conducting an ABPM clinical study in which we anticipate enrolling up to 140 subjects with a four-month treatment duration. Based on the current pace of enrollment, we expect results during the first quarter of 2019. Subsequent to our Advisory Committee meeting for TLANDO on January 10, 2018, we conducted a pilot phlebotomy study to assess potential whether ex vivo conversion of TU to T in serum blood collection tubes occurs post collection. We plan to conduct a definitive phlebotomy study based on FDA study design feedback to exclude any potential clinically meaningful ex vivo TU to T conversion post collection by the end of the year. Finally, we plan to perform additional analyses of existing data in order to address the Cmax deficiency as well as the dose stopping criteria deficiency identified by the FDA. Although there is no guarantee that TLANDO will ever be approved by the FDA, we believe the data analyses we have performed to date together with the results from the on-going ABPM clinical study and the definitive phlebotomy study should address the deficiencies identified by the FDA in its CRL.

Previously on June 28, 2016, we received a CRL from the FDA on our original NDA submission. The CRL identified a deficiency related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. The DV study was in response to the FDA’s request. We also initiated the Dosing Flexibility (“DF”) study to assess TLANDO in hypogonadal males on a fixed daily dose of 450 mg divided into three equal doses.

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

Other Safety Requirements

Based on our meetings with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study prior to the potential approval of TLANDO. We may, however, be required to conduct a heart attack and stroke risk study on our own or with a consortium of sponsors that have an approved TRT product subsequent to the potential approval of TLANDO.

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

We have completed a multi-dose PK dose selection study in pregnant women. The objective of the multi-dose PK selection study was to assess HPC blood levels in order to identify the appropriate LPCN 1107 Phase 3 dose. The multi-dose PK dose selection study was an open-label, four-period, four-treatment, randomized, single and multiple dose, PK study in pregnant women of three dose levels of LPCN 1107 and the injectable intramuscular ("IM") HPC (Makena®). The study enrolled 12 healthy pregnant women (average age of 27 years) with a gestational age of approximately 16 to 19 weeks. Subjects received three dose levels of LPCN 1107 (400 mg BID, 600 mg BID, or 800 mg BID) in a randomized, crossover manner during the first three treatment periods and then received five weekly injections of HPC during the fourth treatment period. During each of the LPCN 1107 treatment periods, subjects received a single dose of LPCN 1107 on Day 1 followed by twice daily administration from Day 2 to Day 8. Following completion of the three LPCN 1107 treatment periods and a washout period, all subjects received five weekly injections of HPC. Results from this study demonstrated that average steady state HPC levels (Cavg0-24) were comparable or higher for all three LPCN 1107 doses than for injectable HPC. Additionally, HPC levels as a function of daily dose were linear for the three LPCN 1107 doses. Also, unlike the injectable HPC, steady state exposure was achieved for all three LPCN 1107 doses within seven days. We have also completed a proof-of-concept Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015 and a proof-of-concept Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. These studies were designed to determine the PK and bioavailability of LPCN 1107 relative to an IM HPC, as well as safety and tolerability.

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA as well as other guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided preliminary feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA feedback, a NI margin of 7% for the primary endpoint may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via a SPA in June 2017 and have received multiple rounds of FDA’s feedback. Agreement with the FDA on the Phase 3 protocol via SPA has not occurred and will not occur until results from a planned food-effect study with LPCN 1107 are reviewed by the FDA. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, manufacturing scale-up work for LPCN 1107 has been completed. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2018 on TLANDO. We do not anticipate the initiation of a Phase 3 study with LPCN 1107 to occur in 2018 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing LPCN 1107 to a third party, although no licensing agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on acceptable terms.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Pipeline Expansion/Potential New Indication

We continue to explore new opportunities, including new indications. We are currently evaluating LPCN 1144 for the treatment of non-alcoholic steatohepatitis (“NASH”). Retrospective analyses of our existing clinical trials in subjects with comorbidities typically associated with NASH indicate that oral androgen therapy significantly and consistently reduces elevated levels of key serum biomarkers (liver function enzymes and serum triglyceride) generally associated with non-alcoholic fatty liver disease (“NAFLD”) and NASH. We plan to further evaluate this indication potential in a Proof-Of-Concept (“POC”) study in a biopsy-confirmed NASH in-vivo pre- clinical model as well as in a POC clinical study in potential NAFLD/NASH subjects with confirmed fatty liver with MRI-PDFF techniques.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through June 30, 2018, we have generated $27.9 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $100.0 million in research and development expenses through June 30, 2018.

We expect to incur approximately $5.1 million in additional research and developments costs for TLANDO as we conduct and complete the ABPM clinical study. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with all three of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
External service provider costs:
TLANDO	$779,432	$2,949,940	$1,240,341	$5,381,296
LPCN 1111	30,311	200,554	51,812	176,425
LPCN 1107	45,709	337,104	295,263	363,226
Total external service provider costs	855,452	3,487,598	1,587,416	5,920,947
Internal personnel costs	506,690	505,897	977,674	1,050,081
Other research and development costs	120,236	113,402	294,815	219,608
Total research and development	$1,482,378	$4,106,897	$2,859,905	$7,190,636

We expect research and development expenses to increase in the future as we continue to conduct the ABPM clinical study for TLANDO and when and if we initiate Phase 3 clinical trials for LPCN 1111 and LPCN 1107.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Variance
Research and development expenses	$1,482,378	$4,106,897	(2,624,519)
General and administrative expenses	1,682,032	2,033,721	(351,689)
Other expense (income), net	91,091	(50,852)	141,943

Research and Development Expenses

The decrease in research and development expenses during the three months ended June 30, 2018 was primarily due to reduced contract research organization costs for TLANDO of $2.3 million as the DV and DF studies were complete in 2017 while the ABPM study was just being initiated in 2018 and lower contract manufacturing costs of $321,000 primarily for LPCN 1107. We expect research and development costs to increase through the first quarter of 2019 while we conduct the ABPM study.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended June 30, 2018 was primarily due to professional fees related to legal, intellectual property and commercial activities being lower by $242,000 as well as decreased personnel costs of $55,000 related to reduced headcount in 2018. Additionally, office and overhead costs decreased $55,000 in 2018 primarily due to the lease expiration on our New Jersey facility.

Other Expense (Income), Net

The increase in other expense, net, during the three months ended June 30, 2018 was primarily due to interest expense on our Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) which was entered into January 2018. These increases in other expense were offset by increased interest income due to higher interest rates on balances of cash, cash equivalents and marketable investment securities in 2018 as compared to 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017	Variance
License revenue	$(428,031)	$-	(428,031)
Research and development expenses	2,859,905	7,190,636	(4,330,731)
General and administrative expenses	3,369,522	3,858,897	(489,375)
Other expense (income), net	173,375	(99,208)	272,583
Income tax expense	700	700	-

Revenue

License revenue was $428,000 during the six months ended June 30, 2018 compared to no license revenue during the six months ended June 30, 2017. License revenue relates to royalty payments received from Spriaso, LLC under a licensing agreement in the cough and cold field.

Research and Development Expenses

The decrease in research and development expenses during the six months ended June 30, 2018 was primarily due to reduced contract research organization costs for TLANDO of $4.6 million as the DV and DF studies were complete in 2017 while the ABPM study was being initiated in 2018, lower personnel costs of $72,000, and lower contract manufacturing costs of $105,000 for LPCN 1107 offset by increased outside service and other costs of $452,000 primarily related to the meeting of the Bone, Reproductive and Urologic Drugs Advisory Committee (“BRUDAC”) of the FDA related to TLANDO that was held in January 2018.

General and Administrative Expenses

The decrease in general and administrative expenses during the six months ended June 30, 2018 was primarily due to decreased personnel costs of $333,000 primarily related to reduced headcount. Additionally, professional fees decreased $78,000 in 2018 related to legal, intellectual property and commercial activities and office and overhead costs decreased $78,000 primarily due to the lease expiration on our New Jersey facility.

Other Expense (Income), Net

The increase in other expense, net, during the six months ended June 30, 2018 was primarily due to interest expense on our Loan and Security Agreement with SVB which was entered into January 2018. These increases in other expense were offset by increased interest income due to higher interest rates on balances of cash, cash equivalents and marketable investment securities in 2018 as compared to 2017.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. In January 2018, we secured a term loan with SVB for $10.0 million. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we seek to advance our lead product candidate, TLANDO, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts.

As of June 30, 2018, we had $20.1 million of cash, cash equivalents and marketable investment securities compared to $21.5 million at December 31, 2017. Additionally, as of June 30, 2018 we had $5.0 million of restricted cash, which is required to be maintained as cash collateral under the Loan and Security Agreement.

On January 5, 2018, we entered into the Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears a fixed interest rate equal to the Prime Rate, as reported in money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest is payable monthly. The loan matures on December 1, 2021. We are only required to make monthly interest payments until December 31, 2018, following which we will be required to also make equal monthly payments of principal and interest for the remainder of the term. We will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). At its option, we may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid. In connection with the Loan and Security Agreement, we granted to SVB a security interest in substantially all of our assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, as TLANDO was not approved by the FDA by May 31, 2018, we are required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. While any amounts are outstanding under the Loan and Security Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including its cash. These events of default include, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, and one or more judgments against us in an amount greater than $100,000 individually or in the aggregate.

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

The shares of our common stock to be sold under the Sales Agreement will be sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-199093) (the “Prior Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. Cantor will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. We will pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. We have also provided Cantor with customary indemnification rights.

On October 13, 2017, we filed a Form S-3 (File No. 333-220942) (the “New Form S-3”) to replace the Prior Form S-3.  The New Form S-3 has been declared effective by the Securities and Exchange Commission.  The New Form S-3 registered the sale of up to $150,000,000 of any combination of common stock, preferred stock, debt securities, warrants and units pursuant to a shelf registration statement.  The New Form S-3 also contains a prospectus pursuant to which we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $25 million through Cantor as our sales agent, pursuant to the Sales Agreement that we currently have in place with Cantor.  The other terms of the Sales Agreement that are described above will apply to the up to $25 million “at the market offering” anticipated to be made pursuant to the prospectus in the New Form S-3.  Pursuant to Rule 415(a)(6) of the Securities Act of 1933, as amended, the offering of securities on the Prior Form S-3 were deemed terminated as of the date of effectiveness of the New Form S-3.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

As of June 30, 2018, we have sold 2,518,109 shares of our common stock resulting in net proceeds of approximately $10.6 million under the Sales Agreement which is net of $260,000 commissions paid to Cantor in connection with these sales.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through June 30, 2019. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through June 30, 2019, we will need to raise additional capital at some point, either before or after June 30, 2019, to support our operations, ongoing clinical studies, compliance with regulatory requirements, long-term research and development and commercialization of TLANDO, if we receive approval of TLANDO from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Additional clinical studies may be required to obtain approval of TLANDO and these studies would put additional demands on our limited capital resources. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization activities sooner than planned. We may consume our capital resources more rapidly if the FDA approval for TLANDO is delayed or denied, or if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if our product candidates receive approval from the FDA. Conversely, our capital resources could last longer if we reduce expenses and the number of activities currently contemplated under our operating plan.

We can raise capital pursuant to the Sales Agreement in the ATM Offering but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

•	further clinical development requirements or other requirements of the FDA related to approval of TLANDO;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•	the scope of clinical and other work required to obtain approval of TLANDO and our other product candidates;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(6,486,336)	$(7,839,310)
Cash provided by (used in) investing activities	(122,334)	10,114,223
Cash provided by financing activities	10,000,000	8,795,545

Net Cash Used in Operating Activities

During the six months ended June 30, 2018 and 2017, net cash used in operating activities was $6.5 million and $7.8 million, respectively.

Net cash used in operating activities during the six months ended June 30, 2018 and 2017 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2018, we were performing activities related to the BRUDAC meeting for TLANDO on January 10, 2018 as well as conducting the ABPM clinical study for TLANDO. Additionally, we completed manufacturing scale-up activities for LPCN 1107. During 2017, we were conducting our DV study and DF study for TLANDO and we were drafting our protocol for LPCN 1107.

Net Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $122,000. During the six months ended June 30, 2017, net cash provided by investing activities was $10.1 million.

Net cash used in investing activities during the six months ended June 30, 2018 was primarily the result of purchasing additional marketable investment securities, net, of $122,000. Net cash provided by investing activities during the six months ended June 30, 2017 was primarily the result of utilizing marketable investment securities, net, of $10.1 million to fund operations. There were no capital expenditures for the six months ended June 30, 2018 and 2017.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2018 and 2017 net cash provided by financing activities was $10.0 million and $8.8 million, respectively.

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

Employee stock option exercises provided approximately zero and $389,000 of cash during the six months ended June 30, 2018 and 2017, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 12, 2018.

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

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical one percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements. In addition, in the event of a hypothetical one percent decrease in interest rates, the resulting increase in fair value of our marketable investment securities would be insignificant to the consolidated financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. Debt securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' deficit unless a loss is deemed other than temporary, in which case the loss is recognized in earnings.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of June 30, 2018.

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

On May 15, 2015, we filed a patent application with the PTO, and our application requested that the PTO declare an interference between our patent application and the Clarus 428 Patent.  Pursuant to our request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and our application to determine, as between Clarus and us, who was the first to invent the subject matter of the claimed invention. We were declared the Senior Party in the interference. On September 20, 2017 the PTAB issued a Decisions on Motions. The PTAB granted our motion to deny Clarus’ previously accorded priority date for the Clarus 428 Patent and denied Clarus’ motion for an earlier priority date based upon the filing of its provisional applications. Therefore, Clarus has a new priority date of April 16, 2014 for the Clarus 428 patent. The PTAB also granted Clarus’ motion to deny our accorded priority date. Therefore, we have an accorded priority date of May 15, 2015 on its application. As a consequence of this decision, the PTAB has redeclared the interference and named Clarus as the senior party and us as the junior party. All other motions were denied. A conference call with the PTAB was held on October 4, 2017 to discuss the next steps, including a priority schedule. After the conference call, the PTAB issued an order setting times in the priority phase.  The order indicated that since we are the only party that filed a priority statement, only we shall be permitted to put on a priority case. The priority statement filed by us included a claimed date of invention well prior to Clarus’ accorded benefit date. We filed our motion for priority on January 18, 2018, and thereafter, on March 26, 2018, Clarus filed a notice stating it has not filed, and will not file, a substantive opposition to our priority motion. We are awaiting the PTAB’s ruling on this interference matter.

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., 3:16-cv-04009-BRM-LHG, filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. On December 2, 2016, the court granted plaintiff’s motion to consolidate the various lawsuits and appointed Pomerantz LLP as lead counsel and Lipocine Investor Group as lead plaintiff.  The court also stated that all filings shall bear the caption In re Lipocine Inc. Securities Litigation.  On March 14, 2017, the court granted our motion to transfer the action to the United States District Court for the District of Utah.  On April 27, 2017, Plaintiff filed an Amended Complaint against the Company and certain of its officers and/or directors in the United States District Court for the District of Utah.  This is a purported class action seeking relief for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The Amended Complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. Plaintiff seeks certification as a class action, compensatory damages of an unspecified amount, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees, and unspecified other costs, as well as any further relief the court deems just and proper.  We filed a motion to dismiss the Amended Complaint on June 12, 2017, in compliance with the scheduling order entered by the court on December 20, 2016. Oral arguments on the motion to dismiss were held on October 24, 2017, and the judge denied our motion to dismiss.  On February 15, 2018 we and the other defendants entered into a memorandum of understanding to settle the purported securities class action litigation. On March 15, 2018, plaintiff filed a motion for preliminary approval of the settlement along with a copy of the parties’ stipulation of settlement. On March 21, 2018, the court granted the motion for preliminary approval of the settlement and amended the order on March 28, 2018. On July 2, 2018, the court issued the final order and approved the settlement of $4.3 million as set forth in the parties’ stipulation. The order resolves all of the claims that were or could have been brought in the action being settled. We maintain insurance for claims of this nature, which management believes is adequate. As a result, our insurance carrier paid $3.6 million of the settlement, which represented the settlement amount less our insurance policy retention. As of June 30, 2018, we and the insurance carrier have deposited the full balance of the litigation settlement into escrow. The settlement did not have a material impact on our financial position.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018, the risk factors discussed in Part II, “Item 1A. Risk Factors of the Form 10-Q for the quarter ended March 31, 2018 filed on May 7, 2018 and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018 and from our risk factors included in our Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 7, 2018:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We depend primarily on the success of our lead product candidate, TLANDO, for which we recently received a Complete Response Letter from the FDA and which may not receive regulatory approval or be successfully commercialized.

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

Although we have completed Phase 3 efficacy trials with TLANDO, approval from the FDA is not guaranteed. We resubmitted our NDA to the FDA in August 2017 based on the results of the DV study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). On May 8, 2018 TLANDO received a CRL from the FDA regarding its NDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified four deficiencies which include the following: determining the extent, if any, of ex vivo conversion of TU to T in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ABPM study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and prespecified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues. On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified, although no assurance can be given that such approval will be received. The FDA provided specific feedback on potential resolution of each deficiency, including clinical design elements where appropriate. We are currently conducting an ABPM clinical study and based on the current pace of enrollment we expect results during the first quarter of 2019; however, if the results of the ABPM clinical study show a clinically meaningful increase in blood pressure, we may not be able to successfully respond to the CRL, which would significantly impact our ability to receive approval of TLANDO. Subsequent to our Advisory Committee meeting for TLANDO on January 10, 2018, we conducted a pilot phlebotomy study to assess potential whether ex vivo conversion of TU to T in serum blood collection tubes occurs post collection. We plan to conduct a definitive phlebotomy study by the end of the year based on FDA study design feedback to exclude any potential clinically meaningful ex vivo TU to T conversion post collection. Although there is no guarantee that TLANDO will ever be approved by the FDA, we believe the data analyses we have performed to date together with the results from the on-going ABPM clinical study and the definitive phlebotomy study should address the deficiencies identified by the FDA in their CRL.

Previously, on June 28, 2016, we received a CRL from the FDA on our original NDA submission. The CRL identified a deficiency related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action meeting, and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission

The FDA may also require the addition of labeling statements or other warnings or contraindications, require us to perform additional clinical trials or studies, such as the ABPM clinical study, or provide additional information in order to secure approval. Any such requirement would increase our costs and delay approval and commercialization of TLANDO and would have a material adverse effect on our business and financial condition.

Even if we resubmit our NDA for TLANDO for a third time, we may receive another CRL from the FDA which would result in substantial delays and additional studies and expense before we would be in a position to resubmit an NDA responsive to such additional CRL. Our ability to raise capital may also be impaired. If we proceed with any study we face the risk that the FDA would not agree with the design or results of the study. Specifically, the results from the ABPM clinical study may find that blood pressure effects of TLANDO are clinically meaningful and approval of TLANDO may never occur.

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

Additionally, the FDA stated that they will require manufacturers of approved T-replacement products to conduct a well-designed clinical trial to more clearly address the question of whether an increased risk of heart attack or stroke exists among users of T-replacement products. The FDA encouraged manufacturers to work together on conducting a clinical trial, although the FDA will allow manufacturers to work separately if they so choose. The FDA did not address whether it would require sponsors without an approved T-replacement product to conduct a cardiovascular trial prior to being able to file an NDA. However, on March 19, 2015 we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for TLANDO. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study prior to approval of the NDA for TLANDO. The FDA has determined that an ABPM study is required to better assess any blood pressure effects of TLANDO, a surrogate marker of predicting cardiovascular outcome. The ABPM clinical study will require substantial financial resources and will further delay the regulatory process or TLANDO and our entry into the market. Additionally, if the FDA changes its position and concludes that a cardiovascular trial is required prior to approving our NDA for TLANDO, such trial would require substantial financial resources, and would delay the regulatory process for TLANDO and our entry into the marketplace, all of which would have a material adverse impact on our business. Further, if TLANDO receives FDA approval, it is unclear what our post-approval obligations may be, if any, in relation to a heart attack and stroke risk study. We may be required to contribute to an on-going industry-led heart attack and stroke risk study or to conduct our own long-term heart attack and stroke risk study, either of which would require substantial financial resources and would have a material adverse impact on our business. Regulatory actions related to T-replacement therapy have contributed to a contraction in the market for T-replacement products. If the market for T-replacement products continues to decline, for whatever reason, our business will be materially and adversely harmed.

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

Prompted by these events, the FDA announced on January 31, 2014 that it would investigate the risk of stroke, heart attack, and death in men taking FDA-approved testosterone products and that the FDA would hold a T-class Advisory Committee meeting on September 17, 2014 to discuss this topic further. The FDA has also asked health care professionals and patients to report side effects involving prescription testosterone products to the agency.

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

Also, on October 20, 2017, Antares Pharma, Inc. (“Antares”) announced that it had received a CRL from the FDA regarding its NDA for XYOSTED™ (testosterone enanthate) injection. The CRL indicated that the FDA cannot approve the XYOSTED NDA in its present form and identified two deficiencies related to clinical data. Based on findings in two clinical studies, the FDA is concerned XYOSTED could cause a clinically meaningful increase in blood pressure. Additionally, the CRL also raised a concern regarding the occurrence of depression and suicidality. Additionally, on January 9, 2018, a BRUDAC meeting was held for Jatenzo, Clarus Therapeutics’ testosterone replacement therapy product candidate. The BRUDAC voted nine in favor and ten against the acceptability of the overall benefit/risk profile to support approval of Jatenzo as a TRT. Additionally, the FDA issued a CRL for TLANDO on May 8, 2018 citing four deficiencies.

It is possible that the FDA's evaluation of this topic and further studies on the effects of T-replacement therapies could demonstrate the risk of major adverse cardiovascular events or other health risks or could impose additional requirements that could delay our approval for TLANDO. During our SOAR trial, we collected safety data for TLANDO and a control group, the leading approved T-gel product, but we did not compare safety data from TLANDO to a placebo control group or the control group. If following its evaluation, the FDA concludes that men using FDA-approved T-replacement therapies face serious cardiovascular risks, it may take actions against T-replacement products generally, which could impact us adversely in a variety of ways. The FDA has already required us to conduct an ABPM clinical study pre-approval and may require us to do any of the following:

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

Demonstrated T-replacement therapy safety risks, as well as negative publicity about the risks of hormone replacement therapy, including T-replacement, could hurt sales of and impair our ability to successfully commercialize TLANDO and LPCN 1111, if approved. On March 19, 2015, we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for TLANDO. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study prior to approval of the NDA for TLANDO. If the FDA changes its position, however, and concludes that a cardiovascular trial is required prior to approving our NDA for TLANDO, such trial would require substantial financial resources, would delay the regulatory process for TLANDO and our entry into the marketplace, all of which would have a material adverse impact on our business.

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our ability to address the deficiencies noted in two CRL’s for TLANDO;

•	plans for, progress of and results from clinical trials of our product candidates;

•	the failure of the FDA to approve our product candidates;

•	regulatory uncertainty in the TRT class;

•	FDA Advisory Committee meetings and related recommendations including meetings convened on the TRT class or on similar companies;

•	announcements by the FDA that may impact on-going clinical studies related to safety or efficacy of TRT products;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	our ability to license our products to third parties;

•	failure to engage with collaborators or build an internal sales force to commercialize our products;

•	the success or failure of other TRT products or non-testosterone based testosterone therapy products;

•	failure of our products, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities;

•	our cash balance; and

•	other risks and uncertainties described in these risk factors.

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

As of June 30, 2018, our executive officers and directors beneficially owned approximately 11.5% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the second quarter of 2018 was approximately 240,613 shares per day with volumes continuing to decrease. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

We have focused a significant portion of our efforts on developing TLANDO. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of June 30, 2018, we had an accumulated deficit of $132.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with TLANDO, LPCN 1111 and LPCN 1107, if initiated. In addition, if we obtain marketing approval for TLANDO, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we advance our lead product candidate, TLANDO, and further clinical development of LPCN 1111, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We will need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	current and future clinical trials for our product candidates, including for TLANDO, and the receipt of any additional CRLs related to TLANDO;

•	our ability to respond to the CRLs we have received from the FDA;

•	regulatory actions of the FDA, particularly related to TLANDO;

•	the scope, size, rate of progress, results and costs of completing ongoing clinical trials and development plans with our product candidates, including any cardiovascular study required for TLANDO;

•	the duration of regulatory uncertainty relating to the TRT class;

•	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;

•	payments received under any license agreements, strategic partnerships or collaborations that we may enter into in the future, if any;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs associated with commercializing our product candidates if we receive marketing approval, including the cost and timing of developing internal sales and marketing capabilities or entering into strategic collaborations to market and sell our products; and

•	funding additional product line expansions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.1	Third Amended and Restated Lipocine Inc. 2014 Stock and Incentive

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: August 7, 2018	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2018	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

