Form 10-Q
period 2018-09-30
Lipocine Inc.
filed 2018-11-07
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Outstanding Shares

As of November 5, 2018, the registrant had 21,464,030 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$4,802,806	$3,210,749
Restricted cash	5,000,000	-
Marketable investment securities	12,077,016	18,257,321
Accrued interest income	29,892	23,067
Litigation insurance recovery	-	3,319,927
Prepaid and other current assets	728,482	408,227
Total current assets	22,638,196	25,219,291

Property and equipment, net of accumulated depreciation of $1,120,256 and $1,121,080, respectively	23,442	75,070
Other assets	23,753	30,753
Total assets	$22,685,391	$25,325,114

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$239,922	$598,070
Litigation settlement payable	-	4,250,000
Accrued expenses	488,632	1,497,056
Debt - current portion	2,341,054	-
Total current liabilities	3,069,608	6,345,126

Debt - non-current portion	7,853,844	-
Total liabilities	10,923,452	6,345,126

Commitments and contingencies (notes 5 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 21,340,017 and 21,270,249 issued and 21,334,307 and 21,264,539 outstanding	2,134	2,127
Additional paid-in capital	146,638,736	145,423,012
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(3,853)	(4,616)
Accumulated deficit	(134,834,366)	(126,399,823)
Total stockholders' equity	11,761,939	18,979,988

Total liabilities and stockholders' equity	$22,685,391	$25,325,114

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
License revenue	$-	$-	$428,031	$-
Total revenues	-	-	428,031	-

Operating expenses:
Research and development	1,422,919	2,046,533	4,282,823	9,237,169
General and administrative	930,137	2,719,526	4,299,659	6,578,423
Total operating expenses	2,353,056	4,766,059	8,582,482	15,815,592
Operating loss	(2,353,056)	(4,766,059)	(8,154,451)	(15,815,592)

Other income (expense):
Interest and investment income	112,561	65,811	343,145	165,018
Interest expense	(218,577)	-	(622,537)	-
Total other income (expense), net	(106,016)	65,811	(279,392)	165,018
Loss before income tax expense	(2,459,072)	(4,700,248)	(8,433,843)	(15,650,574)
Income tax expense	-	-	(700)	(700)
Net loss	$(2,459,072)	$(4,700,248)	$(8,434,543)	$(15,651,274)

Basic loss per share attributable to common stock	$(0.12)	$(0.22)	$(0.40)	$(0.80)

Weighted average common shares outstanding, basic	21,266,639	20,890,580	21,265,247	19,666,131
Diluted loss per share attributable to common stock	$(0.12)	$(0.22)	$(0.40)	$(0.80)

Weighted average common shares outstanding, diluted	21,266,639	20,890,580	21,265,247	19,666,131

Comprehensive loss:
Net loss	$(2,459,072)	$(4,700,248)	$(8,434,543)	$(15,651,274)
Net unrealized gain on available-for-sale securities	7,756	79	763	7,960

Comprehensive loss	$(2,451,316)	$(4,700,169)	$(8,433,780)	$(15,643,314)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:

Net loss	$(8,434,543)	$(15,651,274)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	14,150	21,278
Loss on disposition of property and equipment	37,478	-
Stock-based compensation expense	1,124,970	2,217,709
Non-cash interest expense	194,898	-
Amortization of discount on marketable investment securities	(159,226)	(56,530)

Changes in operating assets and liabilities:
Accrued interest income	(6,825)	29,687
Prepaid and other current assets	(320,255)	(123,898)
Accounts payable	(358,148)	557,904
Litigation insurance recovery	3,319,927	-
Litigation settlement payable	(4,250,000)	-
Accrued expenses	(1,008,424)	600,061

Cash used in operating activities	(9,845,998)	(12,405,063)

Cash flows from investing activities:

Refund of rental deposit	7,000	-
Purchases of marketable investment securities	(20,698,650)	(24,746,690)
Maturities of marketable investment securities	27,038,944	29,682,000

Cash provided by investing activities	6,347,294	4,935,310

Cash flows from financing activities:

Proceeds from debt	10,000,000	-
Proceeds from stock option exercises	-	534,977
Net proceeds from common stock offering	90,761	10,644,883

Cash provided by financing activities	10,090,761	11,179,860

Net increase in cash, cash equivalents, and restricted cash	6,592,057	3,710,107

Cash, cash equivalents, and restricted cash at beginning of period	3,210,749	5,560,716

Cash, cash equivalents, and restricted cash at end of period	$9,802,806	$9,270,823

Supplemental disclosure of cash flow information:
Interest paid	$427,639	$-
Income taxes paid	700	700

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain on available-for-sale securities	$763	$7,960
Accrued final payment charge on debt	194,898	-

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future period or for the year ended December 31, 2018.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic loss per share attributable to common stock:
Numerator
Net loss	$(2,459,072)	$(4,700,248)	$(8,434,543)	$(15,651,274)
Denominator
Weighted avg. common shares outstanding	21,266,639	20,890,580	21,265,247	19,666,131

Basic loss per share attributable to common stock	$(0.12)	$(0.22)	$(0.40)	$(0.80)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(2,459,072)	$(4,700,248)	$(8,434,543)	$(15,651,274)
Denominator
Weighted avg. common shares outstanding	21,266,639	20,890,580	21,265,247	19,666,131

Diluted loss per share attributable to common stock	$(0.12)	$(0.22)	$(0.40)	$(0.80)

The computation of diluted loss per share for the three and nine months ended September 30, 2018 and 2017 does not include the following stock options and unvested restricted stock units to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	September 30,
	2018	2017
Stock options	2,208,228	2,067,967
Unvested restricted stock units	164,623	272,000

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. Debt securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2018 and December 31, 2017 were as follows:

September 30, 2018	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$1,994,757	$-	$(447)	$1,994,310
Corporate bonds, notes and commercial paper	10,086,112	-	(3,406)	10,082,706

	$12,080,869	$-	$(3,853)	$12,077,016

December 31, 2017	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$4,744,566	$-	$(2,876)	$4,741,690
Corporate bonds, notes and commercial paper	13,517,371	-	(1,740)	13,515,631

	$18,261,937	$-	$(4,616)	$18,257,321

Maturities of debt securities classified as available-for-sale securities at September 30, 2018 are as follows:

September 30, 2018	Amortized Cost	Aggregate fair value
Due within one year	$12,080,869	$12,077,016

There were no sales of marketable investment securities during the three and nine months ended September 30, 2018 and 2017 and therefore no realized gains or losses. Additionally, $10.4 million and $8.4 million of marketable investment securities matured during the three months ended September 30, 2018 and 2017, respectively. Also, $27.0 million and $29.7 million of marketable investment securities matured during the nine months ended September 30, 2018 and 2017, respectively. The Company determined there were no other-than-temporary impairments for the three and nine months ended September 30, 2018 and 2017.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

	September 30,	Fair value measurements at reporting date using
	2018	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds, corporate bonds, treasury bills, and treasury bonds	$4,345,681	$3,845,786	$499,895	$-

Government bonds and notes	1,994,310	1,994,310	-	-

Corporate bonds, notes and commercial paper	10,082,706	-	10,082,706	-

	$16,422,697	$5,840,096	$10,582,601	$-

	December 31,	Fair value measurements at reporting date using
	2017	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,171,814	$2,171,814	$-	$-

Government bonds and notes	4,741,690	4,741,690	-	-

Corporate bonds, notes and commercial paper	13,515,631	-	13,515,631	-

	$20,429,135	$6,913,504	$13,515,631	$-

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the three and nine months ended September 30, 2018.

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

Principal payments on debt at September 30, 2018, are as follows:

Years Ending December 31,	Amount (in thousands)
2018	$—
2019	3,144
2020	3,330
2021	3,526
Thereafter	—
$10,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

September 30,
2018
Cash and cash equivalents	$4,802,806
Restricted cash	5,000,000
Cash , cash equivalents, and restricted cash shown in the statement of cash flows	$9,802,806

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

At September 30, 2018 and December 31, 2017, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three or nine months ended September 30, 2018 and 2017.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $887,000 and $1.4 million, respectively, for the three months ended September 30, 2018 and 2017 and $2.5 million and $7.3 million, respectively, for the nine months ended September 30, 2018 and 2017 under these agreements and has recorded these expenses in research and development expenses.

(8)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. On February 8, 2018, the Company extended the lease through February 28, 2019. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018. The Company vacated the Lawrenceville, New Jersey office on January 31, 2018. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2018 are:

Operating
leases
Year ending December 31:
2018	80,190
2019	53,460

Total minimum lease payments	$133,650

The Company’s rent expense was $80,000 and $95,000 for the three months ended September 30, 2018 and 2017, respectively, and $243,000 and $285,000 for the nine months ended September 30, 2018 and 2017, respectively.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

In March 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at the market” (“ATM”), equity offering program, under which Cantor acts as sales agent. The shares of common stock to be sold under the Sales Agreement were originally sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-199093) (the “Prior Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. On October 13, 2017, the Company filed a Form S-3 (File No. 333-220942) (the “New Form S-3”) to replace the Existing Form S-3.  The New Form S-3 has been declared effective by the Securities and Exchange Commission, and the Prior Form S-3 has been terminated.  The New Form S-3 registered the sale of up to $150.0 million of any combination of common stock, preferred stock, debt securities, warrants and units pursuant to a shelf registration statement.  The New Form S-3 also contains a prospectus pursuant to which we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent, pursuant to the Sales Agreement.  On September 20, 2018, the Company filed a prospectus supplement in which the Company disclosed that as a result of the limitations of General Instruction I.B.6. of Form S-3, and in accordance with the terms of the Sales Agreement, the amount of shares of our common stock available for sale under the New Form S-3 is now limited to $10.8 million over any rolling 12-month period.

As of September 30, 2018, we had sold an aggregate of 2,587,877 shares at a weighted-average sales price of $4.32 per share under the ATM for aggregate gross proceeds of $11.2 million and net proceeds of $10.7 million, after deducting sales agent commission and discounts and our other offering costs. During the three and nine months ended September 30, 2018, we sold an aggregate of 69,768 shares at a weighted-average sales price of $1.40 per share under the ATM for aggregate gross proceeds of $98,000 and $91,000 in net proceeds. During the three months ended September 30, 2017, we sold an aggregate of 531,400 shares at a weighted-average sales price of $4.34 per share under the ATM for aggregate gross proceeds of $2.3 million and $2.3 million in net proceeds. During the nine months ended September 30, 2017, we sold an aggregate of 2,518,109 shares at a weighted-average sales price of $4.40 per share under the ATM for aggregate gross proceeds of $11.1 million and $10.6 million in net proceeds.

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

The Company will be entitled to redeem the Rights at $0.001 per Right at any time prior to the time an Acquiring Person becomes such. The terms of the Rights are set forth in the Rights Agreement, which is summarized in the Company's Current Report on Form 8-K dated November 13, 2015. The rights plan was originally set to expire on November 12, 2018; however, on November 5, 2018 our Board of Directors approved an extension of the expiration date to November 5, 2021, unless the rights are earlier redeemed or exchanged by the Company.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $244,000 and $939,000, respectively, for the three months ended September 30, 2018 and 2017 and $1.1 million and $2.2 million, respectively, for the nine months ended September 30, 2018 and 2017, allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Research and development	$151,580	$196,869	$451,662	$620,881
General and administrative	91,956	742,411	673,308	1,596,828

	$243,536	$939,280	$1,124,970	$2,217,709

The Company did not issue any stock options during the three months ended September 30, 2018 and 2017, and the Company issued 80,000 and 50,000 stock options during the nine months ended September 30, 2018 and 2017, respectively. Additionally, the Company issued 287,000 restricted stock units during the nine months ended September 30, 2017 and did not issue any restricted stock units during the three and nine months ended September 30, 2018 or the three months ended September 30, 2017.

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

For options granted during the three and nine months ended September 30, 2018 and 2017, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2018	2017
Expected term	5.50 years	5.85 years
Risk-free interest rate	2.72%	1.96%
Expected dividend yield	—	—
Expected volatility	77.29%	85.56%

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

As of September 30, 2018, there was $1.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 1.52 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of September 30, 2018, there was $594,000 of total unrecognized compensation cost related to unvested restricted stock units that have performance vesting.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 3,221,906 shares are authorized for issuance under the 2014 Plan, with 1,528,704 shares remaining available for grant as of September 30, 2018.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2017	2,374,449	$5.64
Options granted	80,000	1.33
Options exercised	-	-
Options forfeited	(198,581)	4.04
Options cancelled	(47,640)	6.61
Balance at September 30, 2018	2,208,228	5.60

Options exercisable at September 30, 2018	1,607,693	6.29

The following table summarizes information about stock options outstanding and exercisable at September 30, 2018:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,208,228	6.37	$5.60	$4,000	1,607,693	5.41	$6.29	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was zero and $202,000, respectively. There were no stock options exercised during the nine months ended September 30, 2018 and 190,383 stock options were exercised during the nine months ended September 30, 2017.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2017	203,998
Granted	-
Vested	-
Cancelled	(39,375)
Balance at September 30, 2018	164,623

(10)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

On July 2, 2018 the court signed a final order approving the parties’ agreement to settle the purported securities class action litigation captioned In re Lipocine Inc. Securities Litigation, 2:17CV00182 DB (D. Utah) which was originally filed against the Company on July 1, 2016. The final order issued by the court specifically finds that the settlement set forth in the parties’ stipulation is fair, reasonable, adequate, and in the best interests of the Class, and resolves all of the claims that were or could have been brought in the action being settled. The Company maintains insurance for claims of this nature. When the Company signed the memorandum of understanding to settle the purported securities class action litigation, the potential liability became probable and estimable. The Company recorded a litigation settlement liability for $4.3 million as of December 31, 2017. Additionally, the Company recorded a litigation insurance settlement recovery receivable of $3.6 million as of December 31, 2017 which represented the estimated insurance claims proceeds from our insurance carrier in excess of the Company’s retention. As of September 30, 2018, the Company and the insurance carrier have remitted the full balance of the litigation settlement and, as such, the litigation settlement liability and litigation insurance receivable have zero balances.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017 on January 23, 2018 and again on July 23, 2018 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements for the three months ended September 30, 2018 and 2017 and received reimbursements of zero and $31,000 for the nine months ended September 30, 2018 and 2017, respectively. Additionally, during the three months ended September 30, 2018 and 2017, the Company did not receive any royalty payments from Spriaso and during the nine months ended September 30, 2018 and 2017, the Company received approximately $428,000 and zero, respectively, in royalty payments from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

In February 2016, FASB issued ASU 2016-02, Leases, which provides new guidance for lease accounting including recognizing most leases on-balance sheet. The standard becomes effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company does not have any lease that extends beyond December 31, 2018 other than its facility lease that was extended in February 2018 for a period of one-year until February 28, 2019. The Company plans to adopt this pronouncement effective January 1, 2019 and does not believe it will have a material effect on the Company's financial position or results of operations.

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

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, expected product benefits, pre-clinical and clinical development timelines, results and timelines of ongoing or future studies, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, “potential”, “ anticipate”, “believe”, “could”, “plan”, “predict”, “should”, “would” and “intend” and similar terms and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on August 7, 2018, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 7, 2018 or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 12, 2018. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our most advanced product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT”). On May 8, 2018 TLANDO received a Complete Response Letter ("CRL") from the United States Food and Drug Administration ("FDA") regarding its New Drug Application ("NDA"). A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified four deficiencies which include the following: determining the extent, if any, of any clinically meaningful ex vivo conversion of testosterone undecanoate (“TU”) to testosterone (“T”) in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ambulatory blood pressure monitoring (“ABPM”) study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and prespecified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues. On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified. We are currently conducting an ABPM clinical study and have completed enrollment of 138 subjects with a four-month treatment duration. We expect results in the first quarter of 2019. Additionally, we expect results from a definitive phlebotomy study evaluating the extent, if any, of clinically meaningful ex vivo conversion of TU to T in the fourth quarter of 2018. Previously in June 2016, TLANDO received an initial CRL from the FDA that requested additional information related to the dosing algorithm for the proposed label. We conducted the Dosing Validation (“DV”) study to confirm the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). Additional pipeline candidates include LPCN 1144, an oral prodrug of bioidentical testosterone for the treatment of non-alcoholic steatohepatitis (“NASH”), LPCN 1111, a next generation oral testosterone therapy product with the potential for once daily dosing which is currently in Phase 2 testing and LPCN 1107, potentially the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth which has completed an End-of-Phase 2 meeting with the FDA.

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

We have incurred losses in most years since our inception. As of September 30, 2018, we had an accumulated deficit of $134.8 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $8.4 million for the nine months ended September 30, 2018, compared to $15.7 million for the nine months ended September 30, 2017. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	conduct the ABPM clinical study, definitive phlebotomy study or any other pre or post-approval clinical studies required in support of TLANDO;

•	prepare to resubmit our NDA for TLANDO;

•	conduct further development of our other product candidates, including LPCN 1111, LPCN 1107 and LPCN 1144;

•	continue our research efforts;

•	research new products or new uses for our existing products;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

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

Our Product Candidates

Our current portfolio includes our most advanced product candidate, TLANDO, an oral testosterone replacement. Additionally, we are in the process of establishing our pipeline of other clinical candidates including an oral androgen therapy for the treatment of NASH, LPCN 1144, a next-generation potential once daily oral testosterone replacement therapy, LPCN 1111, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

TLANDO: An Oral Product Candidate for Testosterone Replacement Therapy

Our most advanced product, TLANDO, is an oral formulation of the chemical, TU, an eleven carbon side chain attached to T. TU is an ester prodrug of T. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, T is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and recently TU has received regulatory approval in the United States for delivery via intra-muscular injection. We are using our proprietary technology to facilitate steady gastrointestinal solubilization and absorption of TU. Proof of concept was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott Products, Inc. ("Abbott"). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

NDA Resubmission

We resubmitted our NDA to the FDA in August 2017 based on the results of the DV study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). On May 8, 2018 TLANDO received a CRL from the FDA regarding its NDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified four deficiencies which include the following: determining the extent, if any, of ex vivo conversion of TU to T in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ABPM study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and prespecified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues. On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified. The FDA provided specific feedback on potential resolution of each deficiency, including clinical design elements where appropriate. We are currently conducting an ABPM clinical study in which we enrolled 138 subjects. We expect results during the first quarter of 2019. Subsequent to our Advisory Committee meeting for TLANDO on January 10, 2018, we conducted a pilot phlebotomy study to assess whether ex vivo conversion of TU to T in serum blood collection tubes occurs post collection. We are currently conducting a definitive phlebotomy study based on FDA study design feedback to exclude any potential clinically meaningful ex vivo TU to T conversion post collection. We expect results from the definitive phlebotomy study by the end of the year. Finally, we are performing additional analyses of existing data in order to address the Cmax deficiency and dose stopping criteria deficiency identified by the FDA. Although there is no guarantee that TLANDO will ever be approved by the FDA, we believe the data analyses we have performed to date together with the results from the on-going ABPM clinical study and the definitive phlebotomy study should address the deficiencies identified by the FDA in its CRL. Assuming results from the APBM clinical study and the definitive phlebotomy study support resubmission of the TLANDO NDA, we expect resubmission to occur in the first half of 2019 and a six-month review by the FDA.

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

Recent Competition Update

On September 29, 2018, Antares Pharma, Inc.’s product XYOSTED™, a testosterone enanthate auto-injector administered subcutaneously once each week, was approved by the FDA. Although the FDA approved XYOSTED™, there is no guarantee that TLANDO will ever be approved.

LPCN 1144: An Oral Androgen Product Candidate for the Treatment of NASH

We are currently evaluating LPCN 1144, an oral prodrug of bioidentical testosterone, for the treatment of NASH. NASH is a more advanced state of non-alcoholic fatty liver disease (“NAFLD”) and can progress to a cirrhotic liver and eventually hepatocellular carcinoma or liver cancer. Twenty to thirty percent of the U.S. population is estimated to suffer from NAFLD and fifteen to twenty percent of this group progress to NASH, which is a substantially large population that lacks effective therapy. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which are factors contributing to NAFLD/NASH.

Preclinical and clinical studies in the literature have shown the prevalence of testosterone deficiency across the NAFLD/NASH histological spectrum wherein low testosterone was independently associated with NAFLD/NASH with an inverse relationship between testosterone and NAFLD/NASH.

Post hoc analyses of our existing clinical trials in subjects with comorbidities typically associated with NASH indicate that oral androgen therapy significantly and consistently reduces elevated levels of key serum biomarkers (liver function enzymes and serum triglyceride) generally associated with NAFLD/NASH. We are further evaluating this indication potential in a Proof-Of-Concept (“POC”) study in a biopsy-confirmed NASH in-vivo pre-clinical model as well as in a POC clinical study to assess liver fat changes in hypogonadal men at risk of developing NASH using magnetic resonance imaging, proton density fat fraction (“MRI-PDFF”) technique. We expect results from the biopsy-confirmed in-vivo POC study and the POC liver imaging study in the first quarter of 2019. Completion of enrollment of 36 subjects in the POC liver study occurred in the fourth quarter of 2018. Additionally, LPCN 1144 results have been selected to be a part of the late-breaker session of The Liver Meeting® 2018. The presentation will highlight data from multiple clinical trials of LPCN 1144 in potential NAFLD/NASH patients.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through September 30, 2018, we have generated $27.9 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercialize any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $101.4 million in research and development expenses through September 30, 2018.

We expect to incur approximately $4.7 million in additional research and developments costs for TLANDO as we conduct and complete the ABPM and definitive phlebotomy clinical studies. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

We expect to continue to incur significant costs as we seek approval of TLANDO and as we develop other product candidates.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1111, LPCN 1107, LPCN 1144 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1111, LPCN 1107, LPCN 1144 or other product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the preclinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities.

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with all of our product candidates Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
External service provider costs:
TLANDO	$821,219	$953,289	$2,061,560	$6,334,585
LPCN 1111	28,897	134,335	80,708	310,760
LPCN 1107	2,000	335,458	297,264	698,683
LPCN 1144	35,100	-	35,100	-
Total external service provider costs	887,216	1,423,082	2,474,632	7,344,028
Internal personnel costs	422,917	514,065	1,400,591	1,564,146
Other research and development costs	112,786	109,386	407,600	328,995
Total research and development	$1,422,919	$2,046,533	$4,282,823	$9,237,169

We expect research and development expenses to increase in the future as we complete the ABPM clinical study and definitive phlebotomy clinical study for TLANDO, as we complete the biopsy-confirmed in-vivo POC clinical study and the POC liver imaging study for LPCN 1144 and when and if we initiate Phase 3 clinical trials for LPCN 1111 and LPCN 1107.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Variance
Research and development expenses	$1,422,919	$2,046,533	623,614
General and administrative expenses	930,137	2,719,526	1,789,389
Other expense (income), net	106,016	(65,811)	(171,827)

Research and Development Expenses

The decrease in research and development expenses during the three months ended September 30, 2018 was primarily due to reduced contract manufacturing organization costs of $954,000 for TLANDO and LPCN 1107 and reduced personnel costs of $91,000. This was offset by increased contract research organization costs for TLANDO of $461,000 for the ABPM study. We expect research and development costs to increase through the first quarter of 2019 while we conduct the ABPM study for TLANDO and complete the POC liver imaging study for LPCN 1144.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended September 30, 2018 was primarily due to professional fees related to legal, intellectual property and commercial activities being lower by $527,000 as well as decreased personnel costs of $1.3 million related to reduced headcount resulting in lower stock compensation costs, bonus accrual, and salary and related benefit costs in 2018.

Other Expense (Income), Net

The increase in other expense, net, during the three months ended September 30, 2018 was primarily due to interest expense of $219,000 on our Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) which was entered into January 2018. These increases in other expense were offset by increased interest income due to higher interest rates on balances of cash, cash equivalents and marketable investment securities in 2018 as compared to 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017	Variance
License revenue	$(428,031)	$-	428,031
Research and development expenses	4,282,823	9,237,169	4,954,346
General and administrative expenses	4,299,659	6,578,423	2,278,764
Other expense (income), net	279,392	(165,018)	(444,410)
Income tax expense	700	700	-

Revenue

License revenue was $428,000 during the nine months ended September 30, 2018 compared to no license revenue during the nine months ended September 30, 2017. License revenue relates to royalty payments received from Spriaso, LLC under a licensing agreement in the cough and cold field. We may or may not receive royalty payments in the future from Spriaso, LLC.

Research and Development Expenses

The decrease in research and development expenses during the nine months ended September 30, 2018 was primarily due to reduced contract research organization costs for TLANDO of $4.1 million as the DV and DF studies were complete in 2017 while the ABPM study was being initiated in 2018, lower personnel costs of $164,000, and lower contract manufacturing costs of $985,000 for LPCN 1107 offset by increased outside service and other costs of $344,000 primarily related to the meeting of the Bone, Reproductive and Urologic Drugs Advisory Committee (“BRUDAC”) of the FDA related to TLANDO that was held in January 2018.

General and Administrative Expenses

The decrease in general and administrative expenses during the nine months ended September 30, 2018 was primarily due to decreased personnel costs of $1.6 million primarily related to reduced headcount resulting in lower stock compensation costs, bonus accrual, and salary and related benefit costs in 2018. Additionally, professional fees decreased $682,000 in 2018 related to legal, intellectual property, and commercial activities.

Other Expense (Income), Net

The increase in other expense, net, during the nine months ended September 30, 2018 was primarily due to interest expense of $623,000 on our Loan and Security Agreement with SVB which was entered into January 2018. These increases in other expense were offset by increased interest income due to higher interest rates on balances of cash, cash equivalents and marketable investment securities in 2018 as compared to 2017.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. In January 2018, we secured a term loan with SVB for $10.0 million. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we seek to advance our lead product candidate, TLANDO, and further clinical development of LPCN 1111, LPCN 1107, LPCN 1144 and our other programs and continued research efforts.

As of September 30, 2018, we had $16.9 million of unrestricted cash, cash equivalents and marketable investment securities compared to $21.5 million at December 31, 2017. Additionally, as of September 30, 2018 we had $5.0 million of restricted cash, which is required to be maintained as cash collateral under the Loan and Security Agreement.

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

On October 13, 2017, we filed a Form S-3 (File No. 333-220942) (the “New Form S-3”) to replace the Prior Form S-3.  The New Form S-3 has been declared effective by the Securities and Exchange Commission, and the Prior Form S-3 has been terminated.  The New Form S-3 registered the sale of up to $150.0 million of any combination of common stock, preferred stock, debt securities, warrants and units pursuant to a shelf registration statement.  The New Form S-3 also contains a prospectus pursuant to which we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent, pursuant to the Sales Agreement. On September 20, 2018, the Company filed a prospectus supplement in which the Company disclosed that as a result of the limitations of General Instruction I.B.6. of Form S-3, and in accordance with the terms of the Sales Agreement, the amount of shares of our common stock available for sale under the New Form S-3 is now limited to $10.8 million over any rolling 12-month period.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

As of September 30, 2018, we have sold 2,587,877 shares of our common stock resulting in net proceeds of approximately $10.7 million under the Sales Agreement which is net of $260,000 commissions paid to Cantor in connection with these sales.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through September 30, 2019. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through September 30, 2019, we will need to raise additional capital at some point, either before or after September 30, 2019, to support our operations, on-going clinical studies, compliance with regulatory requirements and long-term research and development and commercialization of TLANDO, if we receive approval of TLANDO from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Additional clinical studies may be required to obtain approval of TLANDO and these studies would put additional demands on our limited capital resources. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization activities sooner than planned. We may consume our capital resources more rapidly if the FDA approval for TLANDO is delayed or denied, or if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if our product candidates receive approval from the FDA. Conversely, our capital resources could last longer if we reduce expenses and the number of activities currently contemplated under our operating plan.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(9,845,998)	$(12,405,063)
Cash provided by investing activities	6,347,294	4,935,310
Cash provided by financing activities	10,090,761	11,179,860

Net Cash Used in Operating Activities

During the nine months ended September 30, 2018 and 2017, net cash used in operating activities was $9.8 million and $12.4 million, respectively.

Net cash used in operating activities during the nine months ended September 30, 2018 and 2017 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2018, we were performing activities related to the BRUDAC meeting for TLANDO on January 10, 2018 as well as conducting the ABPM clinical study for TLANDO. Additionally, we completed manufacturing scale-up activities for LPCN 1107. During 2017, we were conducting our DV study and DF study for TLANDO, we were conducting our preclinical toxicity study with LPCN 1111 and we were drafting our protocol for LPCN 1107 as well as conducting manufacturing scale-up activities for LPCN 1107.

Net Cash Provided by Investing Activities

During the nine months ended September 30, 2018 and 2017, net cash provided by investing activities was $6.3 million and $4.9 million, respectively.

Net cash provided by investing activities during the nine months ended September 30, 2018 and 2017 was primarily the result of utilizing marketable investment securities, net, of $6.3 and $4.9 million, respectively, to fund operations.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2018 and 2017 net cash provided by financing activities was $10.1 million and $11.2 million, respectively.

Net cash provided by financing activities during 2018 was attributable to $10.0 million in proceeds from the SVB Loan and Security Agreement and net proceeds from the sale of 69,768 shares of common stock pursuant to the ATM Offering resulting in net proceeds of $91,000.

Net cash provided by financing activities during 2017 was primarily attributable to the net proceeds from the sale of 2,518,109 shares of common stock pursuant to the ATM Offering resulting in net proceeds of $10.6 million as well as proceeds from the exercise of stock options.

Employee stock option exercises provided approximately zero and $535,000 of cash during the nine months ended September 30, 2018 and 2017, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options.

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On February 9, 2018, we modified and extended the lease through February 28, 2019. Additionally, on December 28, 2015, we entered into an agreement to lease office space in Lawrenceville, New Jersey which had an occupancy date of February 1, 2016 and an end date of January 31, 2018. We vacated the Lawrenceville, New Jersey office on January 31, 2018.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 12, 2018.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of September 30, 2018.

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

On May 15, 2015, we filed a patent application with the PTO, and our application requested that the U.S. Patent and Trademark Office (“PTO”) declare an interference between our patent application and the Clarus 428 Patent.  Pursuant to our request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and our application to determine, as between Clarus and us, who was the first to invent the subject matter of the claimed invention. We were declared the Senior Party in the interference. On September 20, 2017 the PTAB issued a Decisions on Motions. The PTAB granted our motion to deny Clarus’ previously accorded priority date for the Clarus 428 Patent and denied Clarus’ motion for an earlier priority date based upon the filing of its provisional applications. Therefore, Clarus has a new priority date of April 16, 2014 for the Clarus 428 patent. The PTAB also granted Clarus’ motion to deny our accorded priority date. Therefore, we have an accorded priority date of May 15, 2015 on its application. As a consequence of this decision, the PTAB has redeclared the interference and named Clarus as the senior party and us as the junior party. All other motions were denied. A conference call with the PTAB was held on October 4, 2017 to discuss the next steps, including a priority schedule. After the conference call, the PTAB issued an order setting times in the priority phase.  The order indicated that since we are the only party that filed a priority statement, only we shall be permitted to put on a priority case. The priority statement filed by us included a claimed date of invention well prior to Clarus’ accorded benefit date. We filed our motion for priority on January 18, 2018, and thereafter, on March 26, 2018, Clarus filed a notice stating it has not filed, and will not file, a substantive opposition to our priority motion. We are awaiting the PTAB’s ruling on this interference matter.

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., 3:16-cv-04009-BRM-LHG, filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. On December 2, 2016, the court granted plaintiff’s motion to consolidate the various lawsuits and appointed Pomerantz LLP as lead counsel and Lipocine Investor Group as lead plaintiff.  The court also stated that all filings shall bear the caption In re Lipocine Inc. Securities Litigation.  On March 14, 2017, the court granted our motion to transfer the action to the United States District Court for the District of Utah.  On April 27, 2017, Plaintiff filed an Amended Complaint against the Company and certain of its officers and/or directors in the United States District Court for the District of Utah.  This was a purported class action seeking relief for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The Amended Complaint alleged that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. Plaintiff sought certification as a class action, compensatory damages of an unspecified amount, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees, and unspecified other costs, as well as any further relief the court deems just and proper.  We filed a motion to dismiss the Amended Complaint on June 12, 2017, in compliance with the scheduling order entered by the court on December 20, 2016. Oral arguments on the motion to dismiss were held on October 24, 2017, and the judge denied our motion to dismiss.  On February 15, 2018 we and the other defendants entered into a memorandum of understanding to settle the purported securities class action litigation. On March 15, 2018, plaintiff filed a motion for preliminary approval of the settlement along with a copy of the parties’ stipulation of settlement. On March 21, 2018, the court granted the motion for preliminary approval of the settlement and amended the order on March 28, 2018. On July 2, 2018, the court issued the final order and approved the settlement of $4.3 million as set forth in the parties’ stipulation. The order resolves all of the claims that were or could have been brought in the action being settled. We maintain insurance for claims of this nature, which management believes is adequate. As a result, our insurance carrier paid $3.6 million of the settlement, which represented the settlement amount less our insurance policy retention. The settlement did not have a material impact on our financial position.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018, the risk factors discussed in Part II, “Item 1A. Risk Factors of the Form 10-Q for the quarter ended March 31, 2018 filed on May 7, 2018, the risk factors discussed in Part II, “Item 1A. Risk Factors of the Form 10-Q for the quarter ended June 30, 2018 filed on August 7, 2018 and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018, from our risk factors included in our Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 7, 2018 and from our risk factors included in our Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on August 7, 2018:

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

Although we have completed Phase 3 efficacy trials with TLANDO, approval from the FDA is not guaranteed. We re-submitted our NDA to the FDA in August 2017 based on the results of the DV study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). On May 8, 2018 TLANDO received a CRL from the FDA regarding its NDA. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified four deficiencies which include the following: determining the extent, if any, of clinically meaningful ex vivo conversion of TU to T in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ABPM study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and pre-specified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues. On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified, although no assurance can be given that such approval will be received. The FDA provided specific feedback on potential resolution of each deficiency, including clinical design elements where appropriate. We are currently conducting an ABPM clinical study, have completed enrollment, we expect results during the first quarter of 2019; however, if the results of the ABPM clinical study show a clinically meaningful increase in blood pressure, we may not be able to successfully respond to the CRL, which would significantly impact our ability to receive approval of TLANDO. Subsequent to our Advisory Committee meeting for TLANDO on January 10, 2018, we conducted a pilot phlebotomy study to assess whether ex vivo conversion of TU to T in serum blood collection tubes occurs post collection. We are conducting a definitive phlebotomy study based on FDA study design feedback to exclude any potential clinically meaningful ex vivo TU to T conversion post collection. Finally, we are performing additional analyses of existing data as well as modeling in order to address the Cmax deficiency and dose stopping criteria deficiency identified by the FDA. Although there is no guarantee that TLANDO will ever be approved by the FDA, we believe the data analyses we have performed to date together with the results from the on-going ABPM clinical study and the definitive phlebotomy study should address the deficiencies identified by the FDA in their CRL.

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

Even if we resubmit our NDA for TLANDO, we may receive another CRL from the FDA which would result in substantial delays and additional studies and expense before we would be in a position to resubmit an NDA responsive to such additional CRL. Our ability to raise capital may also be impaired. If we proceed with any study we face the risk that the FDA would not agree with the design or results of the study. Specifically, the results from the ABPM clinical study may find that blood pressure effects of TLANDO are clinically meaningful and approval of TLANDO may never occur.

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

LPCN 1144 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 1144 is in a very early stage of development and consequently the risk that we fail to commercialize LPCN 1144 and related products is high. In particular, we have not conducted any clinical studies with this product candidate although we are currently conducting two POC clinical studies. We have, however, completed various clinical studies with oral androgens which demonstrate that androgens may have a positive effect on NAFLD/NASH related biomarkers. The FDA may require further preclinical studies before the LPCN 1144 can be studied in humans. All of these factors can impact the timing of and our ability to continue development of LPCN 1144.

In addition, a number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials, even after achieving positive results in early stage development. Accordingly, our results from our POC studies may not be predictive of the results we may obtain from further studies and trials.

Several factors could significantly affect the prospects for LPCN 1144, including factors relating to the regulatory approval and clinical development challenges for LPCN 1144 discussed above. The anticipated Phase 2 and 3 programs for an NDA filing for LPCN 1144 will be very long and expensive.

Our research and development programs and processes are at an early stage of development, which makes it difficult to evaluate our business and prospects, or predict if or when we will successfully commercialize our product candidates.

Our operations to date have primarily been limited to conducting research and development activities under license and collaboration agreements. Our current portfolio consists of our most advanced product candidate TLANDO as well as three additional earlier stage clinical candidates, LPCN 1111, LPCN 1107 and LPCN 1144. We have never marketed or commercialized a drug product. Consequently, any predictions about our future performance may not be as accurate as they could be if we were further along our commercialization path. In addition, as a pre-commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Our clinical product candidates are at an early stage of development and will require significant further investment and regulatory approvals prior to marketing and commercialization. As such, our product development processes for TLANDO, LPCN 1111, LPCN 1107 and LPCN 1144 are very risky and uncertain, and our product candidates may fail to advance beyond the current study. Even if we obtain required financing, we cannot ensure successful product development or that we will obtain regulatory approval or successfully commercialize any of our product candidates and generate product revenues.

All of our clinical candidates will be subject to extensive regulation which can be costly and time consuming, cause delays or prevent approval of the products for commercialization.

Our clinical development of TLANDO, LPCN 1111, LPCN 1107, LPCN 1144 and any future product candidates, is subject to extensive regulations by the FDA. Product development is a very lengthy and expensive process and can vary significantly based upon the product candidate’s novelty and complexity. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

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

As of September 30, 2018, our executive officers and directors beneficially owned approximately 11.2% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the third quarter of 2018 was approximately 70,062 shares per day with volumes continuing to decrease. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

We have focused a significant portion of our efforts on developing TLANDO. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of September 30, 2018, we had an accumulated deficit of $134.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with TLANDO, LPCN 1111, LPCN 1107 and LPCN 1144, if initiated. In addition, if we obtain marketing approval for TLANDO, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we advance our lead product candidate, TLANDO, and further clinical development of LPCN 1111, LPCN 1107, LPCN 1144 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We will need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	current and future clinical trials for our product candidates, including for TLANDO and LPCN 1144;
•	the receipt of any additional CRLs related to TLANDO;
•	our ability to respond to the CRLs we have received from the FDA;
•	regulatory actions of the FDA, particularly related to TLANDO;
•	the scope, size, rate of progress, results and costs of completing ongoing clinical trials and development plans with our product candidates, including any cardiovascular study required for TLANDO;
•	the duration of regulatory uncertainty relating to the TRT class;
•	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;

•	payments received under any license agreements, strategic partnerships or collaborations that we may enter into in the future, if any;
•	the cost of filing, prosecuting and enforcing patent claims;
•	the costs associated with commercializing our product candidates if we receive marketing approval, including the cost and timing of developing internal sales and marketing capabilities or entering into strategic collaborations to market and sell our products; and
•	funding additional product line expansions.

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

Employment and Severance Agreement with Nachiappan Chidambaram

On November 5, 2018, the Company entered into an Employment Agreement with Nachiappan Chidambaram (the “Chidambaram Agreement”), who serves as Vice President of Product Development. Under the terms of the Chidambaram Agreement, Dr. Chidambaram receives a base salary of $234,000 per year, subject to adjustment by the Company’s Board of Directors (“Board”). Dr. Chidambaram will be eligible to receive an annual discretionary cash bonus of up to twenty-two percent of his base salary, or such higher amount as may be determined by the Board. In the event Dr. Chidambaram’s employment is terminated without Cause or for Good Reason, as such terms are defined in the Dr. Chidambaram Agreement, Dr. Chidambaram will be entitled to receive, among other severance benefits, up to twenty-six (26) weeks of severance pay at his then-applicable base salary and six months accelerated vesting of outstanding equity awards. In the event that Dr. Chidambaram’s termination without cause or for Good Reason occurs as a result of or immediately prior to the closing of a Change-in-Control and results in a Separation from Service, as such terms are defined in the Chidambaram Agreement, Dr. Chidambaram will be entitled to accelerated vesting of all equity awards and severance, including (i) an amount equal to fifty-two (52) weeks of his then-applicable base salary and (ii) a bonus equal to the product of his then-applicable base salary and annual bonus percentage target.

Amended and Restated Stockholder Rights Plan

On November 12, 2015, the Board of Directors of the Company adopted a stockholder rights plan. The plan is similar to plans adopted by many other companies and was not adopted in response to any hostile takeover attempt. On November 5, 2018, the Board of Directors adopted an Amended and Restated Stockholder Rights Plan (the “Rights Plan”) in which the expiration date of the prior stockholder rights plan was extended until November 5, 2021.

Preferred stock purchase rights (the “Rights”) were distributed on November 30, 2015. The Rights Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

Each Right entitles stockholders to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock (the “Preferred Stock”) at a price of $63.96 per one-thousandth share (the “Purchase Price”). The Rights generally become exercisable upon the earlier to occur of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has, subsequent to the adoption of the Rights Plan, become an Acquiring Person (as defined below) or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding common stock of the Company (the earlier of the dates described in clauses (i) and (ii) being called the “Distribution Date”). Except in certain situations, a person or group of affiliated or associated persons becomes an “Acquiring Person” upon acquiring beneficial ownership, subsequent to the adoption of the Rights Plan, of 15% or more of the outstanding shares of common stock of the Company.

In the event that a person becomes an Acquiring Person, other than pursuant to a board-approved tender or exchange offer for all the outstanding shares of the Company, then each Right not owned by an Acquiring Person will entitle its holder to purchase from the Company, at the Right’s then current exercise price, in lieu of shares of Preferred Stock, that number of shares of common stock of the Company which at the time such person became an Acquiring Person had a market value of twice the Purchase Price (the Company may at its option substitute one one-thousandth of a share of Series A Preferred Stock for some or all of the shares of common stock so issuable).

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

The Company is entitled to redeem the Rights at $0.001 per Right at any time prior to the time an Acquiring Person becomes such.

The Rights are intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights do not prevent a takeover attempt, but should encourage anyone seeking to acquire the Company to negotiate directly with the Board of Directors.

The above description of the terms of the Rights Plan is a summary and does not purport to be complete, and is qualified in its entirety by reference to the copy of the Amended and Restated Stockholder Rights Agreement and related exhibits, dated November 5, 2018, between the Company and American Stock Transfer & Trust Company, LLC, which is attached hereto as Exhibit 4.1 and incorporated herein by reference.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.1	Amended and Restated Stockholder Rights Plan

10.1	Employment and Severance Agreement of Nachiappan Chidambaram

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: November 7, 2018	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2018	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

