Form 10-K
period 2018-12-31
Lipocine Inc.
filed 2019-03-06
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File Number: 001-36357

LIPOCINE INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0370688
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

675 Arapeen Drive, Suite 202,
Salt Lake City, Utah	84108
(Address of Principal Executive Offices)	(Zip Code)

801-994-7383

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐     No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

Outstanding Shares

The aggregate market value of the common stock held by non-affiliates of the Registrant was $26.0 million as of June 30, 2018. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 4, 2019, the registrant had 23,878,948 shares of common stock outstanding.

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

On May 8, 2018 TLANDO received a Complete Response Letter ("CRL") from the United States Food and Drug Administration ("FDA") regarding its New Drug Application ("NDA"). A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified four deficiencies which include the following: determining the extent, if any, of any clinically meaningful ex vivo conversion of testosterone undecanoate (“TU”) to testosterone (“T”) in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ambulatory blood pressure monitoring (“ABPM”) study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men which is a surrogate marker of predicting cardiovascular outcomes; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and prespecified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues. On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified. We are currently conducting an ABPM clinical study which has completed enrollment of 138 subjects with a four-month treatment duration. We expect results in the first quarter of 2019. We have completed the definitive phlebotomy study in the fourth quarter of 2018 which evaluated the extent of ex vivo conversion of TU to T. Previously in June 2016, TLANDO received an initial CRL from the FDA that requested additional information related to the dosing algorithm for the proposed label. We conducted the Dosing Validation (“DV”) study to confirm the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”).

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

LPCN 1144, an oral prodrug of bioidentical testosterone, is being evaluated for the treatment of NASH in a Proof-Of-Concept (“POC”) study to assess liver fat changes in hypogonadal men at risk of developing NASH using magnetic resonance imaging, proton density fat fraction (“MRI-PDFF”) technique as well as in a biopsy-confirmed NASH in-vivo pre-clinical model. We expect results from the POC liver imaging study and the biopsy-confirmed in-vivo POC study in the first quarter of 2019.

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

Hypogonadism Overview

Low serum testosterone causes significant clinical impact and can result in erectile dysfunction, low libido, decreased muscle mass and strength, increased body fat, decreased bone density, decreased vitality and depressed mood. Furthermore, low serum testosterone concentrations have been found to be an independent predictor of a number of cardiovascular risk factors including obesity, abnormal lipid levels, hypertension, type 2 diabetes, and systemic inflammation. Well-designed, prospective clinical trials have determined that low testosterone levels are also independently associated with mortality risk. These findings have generated interest amongst the medical community and general public regarding the importance of maintaining appropriate serum testosterone levels, which has stimulated growth of the testosterone replacement therapy market which peaked in 2013. The testosterone therapy market contracted in 2014 due to a number of factors including the withdrawal of direct to consumer advertising mid-2014 but has seen year-over-year growth since 2014.

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

Diagnosis and Treatment of Hypogonadism

Epidemiological studies have determined that total testosterone follows an age-related decline with mean serum concentration at the age of 75 years approximately two thirds that at 25 years. Because naturally occurring testosterone exists at low concentrations, with normal testosterone levels in the range of 300 to 1100 ng/dL automated platform-based assays have been found to lack specificity and are prone to inter-lab variability. The lack of reliable laboratory tests is complicated further by the inter-individual variability seen in an unaffected population. Thus, in order to accurately diagnose hypogonadism in a male, at least two morning serum testosterone levels are performed in conjunction with a clinical assessment of patient symptoms. Patients can only be diagnosed when they present with symptoms that are directly related to low morning serum testosterone level.

Treatment for male hypogonadism (both primary and secondary) is testosterone replacement therapy, or TRT. Some of the reported benefits of TRT include improved libido and sexual function; increased bone density, muscle development, and cognition; as well as a reduction in other risk factors caused by low testosterone.

Testosterone Replacement Market

Due to the wide variability in therapeutic range and other medical conditions that may confound an accurate diagnosis, there is a consensus that male hypogonadism is significantly undertreated. A large study of 1,475 men between the ages of 30 and 79 years old revealed that the prevalence of hypogonadism is about 24%. Based on this prevalence rate and the U.S. Census Bureau’s 2017 estimate that there are 90.4 million men between 30 years old and 79 years old, approximately 21.7 million men in the U.S. may have low testosterone. In the study fewer than 4% of patients were receiving treatment for hypogonadism.

Testosterone replacement therapies have been commercially available in the United States for over 70 years and have followed a progression of delivery systems that included subcutaneous, or under-the-skin, injection, intramuscular injection, transdermal patch, and finally topical gels, which initially surfaced in 2000, and creams. In 2018, a weekly subcutaneous-delivery system for testosterone was approved. The difficulty in creating an easy to use/administer and clinically effective testosterone therapy is related to the molecule’s complex pharmacokinetics. Pharmacokinetics, or PK, describe how the body affects a specific drug after administration through the mechanism of absorption and distribution, as well as the chemical changes of the substance in the body. For example, oral therapies, which would ideally be the most popular route of delivery, require multiple, high daily doses due to low bioavailability. Bioavailability is the fraction of a drug dose that is actually absorbed into the bloodstream. Additionally, the few oral therapies that have been used in the United States previously quickly went out of favor after significant side effects were revealed, most notably liver toxicity.

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

The male testosterone market was $1.7 billion in 2018 according to IMS Health data. Additionally, testosterone replacement prescriptions were approximately 7.2 million in 2018 according to IMS Health data. Injectables are the predominant dosage form in this market in terms of annual prescriptions written although topical gels garner the majority of the dollar sales and also have a significant share of total annual prescriptions. The historical growth in the market was driven by increasing recognition by both patients and providers of the prevalence of hypogonadism and its far-reaching medical consequences. Top treatments are marketed by AbbVie and Endo.

Product Candidates

Our current portfolio includes our most advanced product candidate, TLANDO, an oral testosterone replacement. Additionally, we are in the process of establishing our pipeline of other clinical candidates including LPCN 1144, an oral prodrug of bioidentical testosterone for the treatment of NASH, LPCN 1111, a next-generation potential once daily oral testosterone replacement therapy and LPCN 1107, an oral therapy for the prevention of preterm birth.

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

TLANDO: An Oral Product Candidate for Testosterone Replacement Therapy

Our most advanced product, TLANDO, is an oral formulation of the chemical, TU, which is an eleven carbon side chain attached to T. TU is an ester prodrug of T. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, T is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and recently TU has received regulatory approval in the United States for delivery via intra-muscular injection. We are using our proprietary technology to facilitate steady gastrointestinal solubilization and absorption of TU. Proof of concept was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott Products, Inc. ("Abbott"). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

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

We resubmitted our NDA to the FDA in August 2017 based on the results of the DV study. As described more fully below, the DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). On May 8, 2018 TLANDO received a CRL from the FDA regarding our NDA. The CRL identified four deficiencies which include the following: determining the extent, if any, of ex vivo conversion of TU to T in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ABPM study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men, which is a surrogate marker of predicting cardiovascular outcomes; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and prespecified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues.

On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified. The FDA provided specific feedback on potential resolution of each deficiency, including clinical design elements where appropriate. We are currently conducting an ABPM clinical study in which we enrolled 138 subjects. We expect results during the first quarter of 2019. The ABPM clinical study is an uncontrolled study and is being conducted to assess TLANDO’s effect on blood pressure, if any, and to assist the FDA in determining the appropriate regulatory actions for TLANDO related to blood pressure effects, if any. FDA regulatory action will depend on the findings of the ABPM clinical study, including whether risk mitigation beyond labeling, such as Risk Evaluation and Mitigation strategy (“REMS”), could ensure the benefits of TLANDO outweigh the risks. Subsequent to our Advisory Committee meeting for TLANDO on January 10, 2018, we conducted a pilot phlebotomy study to assess whether ex vivo conversion of TU to T in serum blood collection tubes occurs post collection. As described more fully below, we completed our definitive phlebotomy study in the fourth quarter of 2018 based on FDA study design feedback to exclude any potential clinically meaningful ex vivo TU to T conversion post collection. The definitive phlebotomy study results suggest that there is no significant ex vivo TU to T conversion with testosterone measurements when processed within 30 minutes of sample collection under the tube manufacturer’s recommended conditions and consistent with DV Phase 3 instructions and compared against the FDA’s recommended time zero control (processed immediately) T measurement. Finally, we are performing additional analyses of existing data in order to address the Cmax deficiency and dose stopping criteria deficiency identified by the FDA. Although there is no guarantee that TLANDO will ever be approved by the FDA, we believe the data analyses we are performing together with the results from the definitive phlebotomy study and the on-going ABPM clinical study should address the deficiencies identified by the FDA in its CRL. Assuming results from the APBM clinical study support resubmission of the TLANDO NDA, we expect resubmission to occur mid-2019 followed by a six-month review by the FDA upon FDA acceptance. There can be no assurances as to the timing or acceptance of our NDA by the FDA.

Results from the Definitive Phlebotomy Study

The definitive phlebotomy study was designed based on the FDA’s protocol recommendations and conducted in response to a deficiency cited in the TLANDO CRL by the FDA to confirm the reliability of TLANDO Phase 3 study results and to assess the impact of any material deviation from instructions on sample collection/processing times by clinical sites.

The definitive phlebotomy study measured testosterone concentrations in blood samples collected in plain serum separation tubes (“SST”) at three-hour and five-hour time points (N=24) post dose and processed within 30 minutes of sample collection under the tube manufacturer’s recommended conditions and consistent with Phase 3 instructions. The definitive phlebotomy study enrolled 12 hypogonadal male subjects and dosed subjects with a single oral 225 mg TU dose of TLANDO. The testosterone measurements in SST were compared against the FDA’s recommended time zero control (processed immediately) measurement of testosterone concentrations in blood samples in plasma tubes with EDTA (“PT”) to assess ex vivo conversion, if any.

The top-line results of the definitive phlebotomy study demonstrated that the overall (N=24) mean percentage difference and the associated percentage standard deviation post dose of testosterone concentrations measured between SST samples and PT samples are -1.0% and 9.2%, respectively. This difference was not statistically significant (p = 0.91) which suggests no significant ex vivo TU to T conversion occurrence with T measurements processed within 30 minutes of sample collection under the SST manufacturer’s recommended conditions and consistent with Phase 3 instructions.

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

The adverse event profile of TLANDO in both the DV and DF studies was consistent with the previously conducted 52-week Phase 3 Study of Androgen Replacement (“SOAR”) clinical trial. All drug related adverse events (“AEs”) were either mild or moderate in intensity and none were severe. To date, the safety database of TLANDO includes ~591 subjects demonstrating a profile consistent with other TRT products.

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

LPCN 1144: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH

We are currently evaluating LPCN 1144, an oral prodrug of bioidentical testosterone, for the treatment of NASH. NASH is a more advanced state of non-alcoholic fatty liver disease (“NAFLD”) and can progress to a cirrhotic liver and eventually hepatocellular carcinoma or liver cancer. Twenty to thirty percent of the U.S. population is estimated to suffer from NAFLD and fifteen to twenty percent of this group progress to NASH, which is a substantially large population that lacks effective therapy. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/NASH.

History of Liver Disease

The liver is the largest internal organ in the human body and its proper function is indispensable for many critical metabolic functions, including the regulation of lipid and sugar metabolism, the production of important proteins, including those involved in blood clotting, and purification of blood. There are over 100 described diseases of the liver, and because of its many functions, these can be highly debilitating and life-threatening unless effectively treated. Liver diseases can result from injury to the liver caused by a variety of insults, including hepatitis C virus (HCV), hepatitis B virus (HBV), obesity, chronic excessive alcohol use or autoimmune diseases. Regardless of the underlying cause of the disease, there are important similarities in the disease progression including increased inflammatory activity and excessive liver cell apoptosis, which may lead to fibrosis. Fibrosis, if allowed to progress, will lead to cirrhosis, or excessive scarring of the liver, and eventually reduced liver function. Some patients with liver cirrhosis have a partially functioning liver and may appear asymptomatic for long periods of time, which is referred to as decompensated liver disease. Decompensated liver disease is when the liver is unable to perform its normal functions. Many people with active liver disease remain undiagnosed largely because liver disease patients are often asymptomatic for many years.

Markers of Liver Cell Death

Alanine aminotransferase (“ALT”) is an enzyme that is produced in liver cells and is naturally found in the blood of healthy individuals. In liver disease, liver cells are damaged and as a consequence, ALT is released into the blood, increasing ALT levels above the normal range. Physicians routinely test blood levels of ALT to monitor the health of a patient's liver. ALT level is a clinically important biochemical marker of the severity of liver inflammation and ongoing liver disease. Elevated levels of ALT represent general markers of liver cell death and inflammation without regard to any specific mechanism. Aspartate aminotransferase (“AST”) is a second enzyme found in the blood that is produced in the liver and routinely measured by physicians along with ALT. As with ALT, AST is often elevated in liver disease and, like ALT, is considered an overall marker of liver inflammation.

Relationship between Hypogonadism and NAFLD

Preclinical and clinical studies in the NAFLD/NASH literature have shown the prevalence of testosterone deficiency across the NAFLD/NASH histological spectrum wherein low testosterone was independently associated with NAFLD/NASH with an inverse relationship between testosterone and NAFLD/NASH symptom severity.

Post hoc analyses of our existing clinical trials in subjects with comorbidities typically associated with NASH comorbidities indicate that testosterone therapy significantly and consistently reduced elevated levels of key serum biomarkers (liver function enzymes and serum triglyceride) generally associated with NAFLD/NASH.

Current Status

We are further evaluating this indication potential in a POC study to assess liver fat changes in hypogonadal men at risk of developing NASH using MRI-PDFF technique as well as in a biopsy-confirmed NASH in-vivo pre-clinical model. We expect results from the POC liver imaging study and the biopsy-confirmed in-vivo POC study in the first quarter of 2019. Completion of enrollment of 36 subjects in the POC liver imaging study occurred in the fourth quarter of 2018 with eight-week interim results released in January 2019. Subjects with at least 10% baseline liver fat (n=9) were evaluated which is indicative of subjects with NAFLD with the potential to have NASH. Interim results of seven of the nine subjects were available as two subjects were unable to schedule an eight-week MRI-PDFF visit. Baseline mean liver fat of these seven subjects was 21.0%. Interim treatment results showed an absolute mean reduction from baseline of 7.6% liver fat and demonstrated a 38% relative mean liver fat reduction from baseline. Moreover, there was an 86% responder rate in which subjects experienced at least a 4.1% absolute reduction in liver fat from baseline and a 71% responder rate in which subjects experienced at least a 29% reduction in liver fat from baseline.

Additionally, we have received clearance from the FDA on our Investigational New Drug application (“IND”) to initiate a Phase 2 clinical study of LPCN 1144 in NASH with biopsy confirmed NASH subjects. The planned Phase 2 clinical study is a prospective, multi-center, randomized, placebo-controlled multiple-arm study in male hypogonadal biopsy-confirmed NASH subjects with grade F2/F3 fibrosis with an expected 36-week treatment period.

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

In February 2018 we had a meeting with the FDA to discuss these preclinical results and to discuss the Phase 3 clinical study and path forward for LPCN 1111. Based on the results of the FDA meeting, additional pre-clinical or clinical trials may be required before a Phase 3 clinical study can be initiated. Additionally, the FDA requested that an ABPM clinical study be conducted. Based on our capital resources and the clinical status of our product candidates, we will primarily focus our efforts in 2019 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 3 study with LPCN 1111 to occur in 2019 unless and until additional capital is secured or the product candidate is out-licensed.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA as well as other guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided preliminary feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA feedback, a NI margin of 7% for the primary endpoint may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via a SPA in June 2017 and have received multiple rounds of FDA’s feedback. Agreement with the FDA on the Phase 3 protocol via SPA has not occurred and will not occur until results from a planned food-effect study with LPCN 1107 are reviewed by the FDA. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, manufacturing scale-up work for LPCN 1107 has been completed. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2019 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 3 study with LPCN 1107 to occur in 2019 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing LPCN 1107 to a third party, although no licensing agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on acceptable terms.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Research and Development

We currently have four products in our development pipeline (TLANDO, LPCN 1144, LPCN 1111 and LPCN 1107) and we continue to conceptualize and discuss new indications for current products as well as new development opportunities. In 2018 and 2017, we spent $6.5 million and $11.0 million, respectively, on research and development.

Competition

Testosterone Market Overview

The gel-based testosterone replacement products that are currently available include AndroGel®, marketed by AbbVie, and Endo’s Testim® and Fortesta® along with their respective authorized generics. Transdermal patches include Allergan’s Androderm®. Intramuscular forms of testosterone also exist although commercialized mostly in generic forms by multiple companies and in branded form as Aveed® by Endo. Additionally, Endo markets the buccal testosterone replacement therapy Striant® and the Testopel® implantable testosterone pellets, which it acquired from Auxillium in 2015. Antares Pharma, Inc. markets a sub-cutaneous weekly auto-injector testosterone therapy, Xyosted™. Also, Aytu BioScience Inc. markets an intranasal testosterone therapy Natesto®, which it licensed from Acerus Pharmaceuticals in 2016.

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

The FDA has granted a therapeutic equivalence ("TE") rating of AB to “generic” versions of approved products which have been approved via a 505(b)(2) NDA.  In July 2014, FDA granted the AB rating to Perrigo’s 1% testosterone gel drug product (NDA 203098) approved in January 2013, and a BX rating to Teva’s 1% gel drug product (NDA 202763) approved in February 2012.  Each are versions of AbbVie’s AndroGel 1.0% and employed 505(b)(2) submissions citing AndroGel as their reference listed drugs ("RLD").  Teva’s version was found to be bioinequivalent to AndroGel, hence the BX rating.  Upsher-Smith Laboratories also received approval for a version of Endo’s Testim (Vogelxo™; NDA 204399) in June 2014 using the same pathway. In January of 2015, the FDA determined that Vogelxo™ is therapeutically equivalent to Testim and received an AB rating. In August 2015, the FDA granted AB rating to Perrigo’s 1.62% testosterone gel drug product (NDA 204268) which also received FDA approval in August 2015. Eli Lilly and Acrux’s Axiron had patent expiry in February 2017. On July 6, 2017, Acrux confirmed that a generic version of Axiron® Topical Solution, 30 mg/1.5 mL (Testosterone Topical Solution, 30 mg/1.5 mL) has been launched in the United States by Perrigo Company plc. Acrux also confirmed the availability of an authorized generic version of Axiron in the United States, through a marketing and distribution agreement between Eli Lilly and Company and a leading authorized generics company.

Other Therapies in Development

Recently there has been increased interest in developing oral testosterone replacement therapies as well as testosterone therapies which are not considered testosterone replacement and as such will need to achieve efficacy endpoints in addition to endpoints related to serum testosterone levels that are required for testosterone replacement therapies.

Clarus Therapeutics, Inc. has completed three Phase 3 clinical studies. Clarus originally filed an NDA in early 2014 with Jatenzo® (formerly Rextoro® and CLR-610), a twice-daily oral softgel capsule of TU, as a testosterone replacement therapy for the treatment of hypogonadism in men. On September 18, 2014, Clarus and the FDA had an Advisory Committee meeting to evaluate the safety and efficacy of Jatenzo. 18 of the 21 members of the Advisory Committee voted that the overall benefit/risk profile of Jatenzo is not acceptable to support approval for T-replacement therapy. The PDUFA date for the Jatenzo NDA was November 2014 with the FDA issuing a CRL. Subsequent to receiving the CRL, Clarus completed another Phase 3 clinical study and subsequently resubmitted its NDA for Jatenzo in June 2017. An Advisory Committee meeting was held for Jatenzo on January 9, 2018 in which the BRUDAC voted nine in favor and ten against the acceptability of overall benefit/risk profile to support approval of Jatenzo as a TRT. The FDA concluded that Jatenzo increased blood pressure in a clinically significant manner compared to Axiron, despite more Jatenzo -treated subjects having escalation of antihypertensive therapies. Jatenzo also increased heart rate, which may amplify the blood pressure effects on cardiovascular risk. Jatenzo received a second CRL in 2018 from the FDA on the resubmitted NDA.

Marius Pharmaceuticals is developing an oral testosterone undecanoate as a testosterone replacement therapy for the treatment of hypogonadism in men as well as in the treatment of Constitutional Delay of Growth and Puberty in adolescent boys (14-17 years of age). The product candidate has completed Phase 2 clinical trials in hypogonadal males and an end of Phase 2 meeting has been requested of the FDA. Marinus is also currently planning Phase 3 studies for the TRT indication.

Novartis is currently developing BGS649, an aromatase inhibitor, as a testosterone therapy for the treatment of obese, hypogonadotropic hypogonadal men.

TesoRx Pharma LLC is developing a potential once-daily oral bio-identical testosterone, TSX-002, in the treatment of Constitutional Delay of Growth and Puberty. Phase 2 clinical studies have been completed. TesoRx is also developing a next generation potential once-daily, oral testosterone undecanoate product candidate, TSX-011, as a testosterone replacement therapy for the treatment of hypogonadism in men.

Hydroxyprogesterone caproate, or HPC, Preterm Birth, or PTB, Market Overview

PTB is defined as delivery before 37 weeks of gestation. The only approved therapy for prevention of PTB in women with a prior history of at least one preterm birth (~180,000 pregnancies annually) is a weekly intramuscular injection of hydroxyprogesterone caproate, marketed by AMAG Pharmaceuticals, Inc. under the brand name Makena®. The FDA granted a 7-year orphan drug exclusivity to Makena in February 2011 because the product is intended to treat “rare diseases or conditions” defined as a condition that affects fewer than 200,000 persons in the United States which expired in February 2018. Generic versions of the intermuscular injection of Makena became available during 2018. In order to protect market share, AMAG also developed a subcutaneous auto-injector for Makena that received FDA approval on February 14, 2018. Treatment with Makena is initiated in pregnant women between week 16 and week 20 of pregnancy and is continued until up to delivery or week 37, whichever is earlier. The intramuscular injection is administered by a healthcare provider using a 21-gauge needle into the gluteus muscle, alternating sides each week. The intramuscular injections are associated with significant pain, discomfort and associated injection site reactions. The subcutaneous auto-injector for Makena eliminates the need to travel weekly to a healthcare provider to have the injection administered.

AMAG Pharmaceuticals acquired Makena from Lumara Health Inc. in November 2014 for an upfront consideration of $675.0 million ($600.0 million in cash and $75.0 million in AMAG Pharmaceuticals stock) and additional contingent consideration of up to $350.0 million based on achievement of certain sales milestones. Net sales of Makena and its authorized generic in 2018 were estimated to be $322.3 million.

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

Intellectual Property

Drug Delivery Technologies for Lipophilic Drug Substances

TLANDO is an oral formulation of the lipophilic prodrug testosterone undecanoate, utilizing our proprietary technology for improved delivery of lipophilic therapeutic agents. Our patent portfolio is directed to various types of compositions and methods for delivery of lipophilic drugs, which are drugs that are soluble in lipids. As of March 6, 2019, we otherwise own or control 21 issued U.S. patents, 26 pending U.S. patent applications, 20 issued foreign patents, 50 pending foreign patent applications and 2 pending Patent Cooperation Treaty (“PCT”) applications. Of the above, we have 14 issued U.S. patents, 18 pending U.S. patent applications, 26 issued foreign patents, 6 pending foreign patent applications and 1 PCT applications relating to various aspects of TLANDO.

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

We have 2 issued US patents (U.S. Patent No. 8,865,695 and U.S. Patent No. 8,778,922), corresponding pending U.S. patent applications, one issued patent in each of Canada, Japan, Australia and Mexico and 4 corresponding foreign patent applications (one each in Europe, Hong Kong, Brazil, and India) directed to oral pharmaceutical compositions comprising a testosterone ester and methods of their use. These patents and applications, if they issue, are expected to expire in 2029 in the U.S. and 2030 in foreign jurisdictions.

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

We have 7 issued U.S. patents and corresponding pending U.S. applications directed to high strength capsule formulations of testosterone undecanoate and methods of their use. These patents and applications, if they issue, are expected to expire in 2030.

We have 2 pending U.S. patent applications related to solid dosage forms that have testosterone undecanoate. These applications, if it issues, is expected to expire in 2030.

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

US Patent No. 8,951,996 (along with 5 additional related US issued patents) and corresponding pending U.S. patent applications with corresponding counterpart applications filed in Australia (granted), Brazil, Canada (granted), China, Europe, India, Israel (granted), Japan, Mexico (granted), New Zealand (granted), Russia (granted), South Africa (granted) and South Korea are related to our LPCN 1107 product candidate. We have an additional PCT application which was entered in Australia, Brazil, China, Europe, Indonesia, Israel, Japan, Mexico, New Zealand, Philippines, and South Africa, as well as a corresponding US application. These U.S. patents and pending U.S. patent applications, if they issue, are expected to expire as early as 2031, and the foreign patent applications if they issue, are expected to expire in 2032.

US applications with corresponding counterparts filed in Argentina, Australia, Brazil, China, Canada, Europe, India, Israel, Japan, Mexico, New Zealand, Paraguay, South Africa, South Korea, Taiwan, Uruguay and Venezuela and 1 PCT applications as well which can be filed into other foreign jurisdictions at the appropriate time, are being prosecuted to protect our LPCN 1111 product candidate. We have 2 issued US patents related to LPCN 1111 that are expected to expire in 2035. The U.S. patent applications, if they issue, are expected to expire as early as 2029, and the foreign patent applications if they issue, are expected to expire as early as 2034.

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

U.S. Pharmaceutical Review and Approval Process

New Drug Application: Upon completion of pivotal Phase 3 clinical studies, the sponsor assembles all the product development, preclinical and clinical data along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information, and submits it to the FDA as part of an NDA. The submission or application is then reviewed by the regulatory body for approval to market the product. This process typically takes eight months to one year to complete. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

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

21st Century Cures Act

The 21st Century Cures Act (Public Law No. 144-255) was enacted on December 13, 2016. This sweeping legislation makes significant changes to the way that FDA approves new drugs and medical devices. Among other things, the legislation calls on FDA to consider new types of data, such as patient experience data, in its drug approval process. The legislation also permits drug manufacturers to utilize new types of clinical trial designs in order to collect data in the drug approval process. The intent of many of the statute’s provisions are to speed the approval of new drugs and medical devices. Whether the 21st Century Cures Act realizes these goals will depend on the adoption of new FDA regulations, policy guidance and FDA approval practices, many of which the agency has not yet proposed or issued.

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

Related Party Transaction

On July 23, 2013, we entered into assignment/license and services agreements with Spriaso LLC, an entity that is majority-owned by Mahesh V. Patel, Gordhan Patel, John W. Higuchi, Dr. William I. Higuchi, and their affiliates. Mahesh V. Patel is our President and Chief Executive Officer and a Chairman of our Board of Directors. Mr. Higuchi is a member of our Board of Directors and Gordhan Patel and Dr. Higuchi, former Board members, were each members of our Board of Directors at the date the license and agreements were entered into.

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

Under the services agreement, we will provide facilities and up to 10% of the services of certain employees to Spriaso for a period of up to 18 months which expired January 23, 2015. Effective January 23, 2015, we entered into an amended services agreement with Spriaso in which we agreed to continue providing up to 10% of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016 on January 23, 2017, on July 23, 2017, on January 23, 2018, on July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and us. Additionally, Spriaso filed its first NDA in 2014, and as an affiliated entity of Lipocine, it used up the one-time waiver of user fees for a small business submitting its first human drug application to FDA.

Employees

As of December 31, 2018, we had 10 full time employees and we also utilize the services of consultants on a regular basis. Five employees are engaged in drug development activities and five are in general, administration. marketing and sales functions. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Available Information

Our website address is www.lipocine.com. We make available free of charge on the Investor Relations portion of our website, ir.lipocine.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The SEC maintains an internet website that contains reports, proxy and information statements, and other information that we file electronically, which can be found at http://www.sec.gov.

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

Our expectations regarding the success of our product candidates, including our clinical candidates and lead compounds, and our business are based on projections which may not be realized for many scientific, business or other reasons. We therefore cannot assure investors that we will be able to adhere to our current schedule. We set goals that forecast the accomplishment of objectives material to our success: selecting clinical candidates, product candidates, failures in research, the inability to identify or advance lead compounds, identifying target patient groups or clinical candidates, the timing and completion of clinical trials, and anticipated regulatory approval. The actual timing of these events can vary dramatically due to factors such as slow enrollment of subjects in studies, uncertainties in scale-up, manufacturing and formulation of our compounds, failures in research, the inability to identify clinical candidates, failures in our clinical trials, requirements for additional clinical trials and uncertainties inherent in the regulatory approval process and regulatory submissions. Decisions by our partners or collaborators may also affect our timelines and delays in achieving manufacturing capacity and marketing infrastructure sufficient to commercialize our products. The length of time necessary to complete clinical trials and to submit an application for marketing approval by applicable regulatory authorities may also vary significantly based on the type, complexity and novelty of the product candidate involved, as well as other factors.

We depend primarily on the success of our lead product candidate, TLANDO, for which we previously received a Complete Response Letter from the FDA and which may not receive regulatory approval or be successfully commercialized.

TLANDO is currently our only product candidate that has completed Phase 3 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization, if approved. We submitted an NDA to the FDA and have received two CRL’s but have not submitted comparable applications to other regulatory authorities. If the FDA denies or further delays approval of TLANDO, our business would be materially and adversely harmed. If the FDA does approve TLANDO, but we are unsuccessful in commercializing TLANDO, our business will be materially and adversely harmed.

Although we have completed Phase 3 efficacy trials with TLANDO, approval from the FDA is not guaranteed. On June 28, 2016, we received a CRL from the FDA on our original NDA submission. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified a deficiency related to the dosing algorithm for the label. Specifically, the proposed titration scheme for clinical practice was significantly different from the titration scheme used in the Phase 3 trial leading to discordance in titration decisions between the Phase 3 trial and real-world clinical practice. In response to the CRL, we met with the FDA in a Post Action Meeting and proposed a dosing regimen to the FDA based on analyses of existing data. The FDA noted that while the proposed dosing regimen might be acceptable, validation in a clinical trial would be needed prior to resubmission. The DV study was conducted in response to the FDA’s request.

We re-submitted our NDA to the FDA in August 2017 based on the results of the DV study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). Subsequent to our Advisory Committee meeting for TLANDO on January 10, 2018, we conducted a pilot phlebotomy study to assess whether ex vivo conversion of TU to T in serum blood collection tubes occurs post collection. On May 8, 2018 TLANDO received a CRL from the FDA regarding our NDA. The CRL identified four deficiencies which include the following: determining the extent, if any, of clinically meaningful ex vivo conversion of TU to T in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ABPM study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men, which is a surrogate marker of predicting cardiovascular outcomes; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and pre-specified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues.

On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified, although no assurance can be given that such approval will be received. The FDA provided specific feedback on potential resolution of each deficiency, including clinical design elements where appropriate. We conducted a definitive phlebotomy study based on FDA study design feedback to exclude any potential clinically meaningful ex vivo TU to T conversion post collection and we are currently conducting an ABPM clinical study for which we have completed enrollment and we expect results during the first quarter of 2019. The findings from the ABPM clinical study may not be sufficient to address the associated deficiency. Additionally, if the results of the ABPM clinical study show a clinically meaningful increase in blood pressure, we may not be able to successfully respond to the CRL, which would significantly impact our ability to receive approval of TLANDO. In our 52-week SOAR trial, which included an Androgel 1.62% comparator arm, and based on the morning single cuff measurement, TLANDO had a consistent decrease from baseline in mean systolic blood pressures (ranging from -0.3 to -1.1 mmHg across visits) and mean diastolic blood pressures (ranging from -0.8 to -3.0 mmHg across visits). These changes were similar to those seen with Androgel 1.62% (mean changes of 0.0 to -3.1 mmHg for systolic blood pressure and of -0.9 to 1.1 mmHg for diastolic blood pressure). At some visits there was a mean and median increase in heart rate of 2-3 beats per minute for TLANDO and 3-4 beats per minute for Androgel 1.62%. Additionally, some patients experienced a significant increase in blood pressure with both TLANDO and Androgel 1.62% while some patients experienced significant decrease in blood pressure with both TLANDO and Androgel 1.62%.

Finally, we are performing additional analyses of existing data in order to address the Cmax deficiency and dose stopping criteria deficiency identified by the FDA. Although there is no guarantee that TLANDO will ever be approved by the FDA, we believe the data analyses we have performed to date together with the results from the on-going ABPM clinical study and the definitive phlebotomy study should address the deficiencies identified by the FDA in their CRL. Resubmission of the TLANDO NDA is expected mid-2019. The FDA may not accept the resubmitted TLANDO NDA due to a variety of reasons, including not addressing all the previously identified deficiencies or not including all requested clinical data, including clinical study reports.

Even if we resubmit our NDA for TLANDO, we may receive another CRL from the FDA which would result in substantial delays and additional studies and expense before we would be in a position to resubmit an NDA responsive to such additional CRL. Our ability to raise capital may also be impaired. If we proceed with any study, we face the risk that the FDA would not agree with the design or results of the study. In addition, the results from the ABPM clinical study may find that TLANDO’s effects on blood pressure are clinically meaningful and approval of TLANDO may never occur.

The FDA may also ask us to perform additional clinical trials or studies, such as the ABPM clinical study, or provide additional information in order to secure approval. Any such requirement would increase our costs and delay approval and commercialization of TLANDO and would have a material adverse effect on our business and financial condition.

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

Additionally, the FDA stated that they will require manufacturers of approved T-replacement products to conduct a well-designed clinical trial to more clearly address the question of whether an increased risk of heart attack or stroke exists among users of T-replacement products. The FDA encouraged manufacturers to work together on conducting a clinical trial, although the FDA will allow manufacturers to work separately if they so choose. The FDA did not address whether it would require sponsors without an approved T-replacement product to conduct a cardiovascular trial prior to being able to file an NDA. However, on March 19, 2015 we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for TLANDO. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to approval of the NDA for TLANDO. More recently the FDA has determined that an ABPM study is required to better assess any blood pressure effects of TLANDO, a surrogate marker of predicting cardiovascular outcome. Enrollment in the ABPM clinical study has been completed and we expect results in the first quarter of 2019. If the FDA changes its position, however, and concludes that a cardiovascular trial is required prior to approving our NDA for TLANDO, such trial would require substantial financial resources, and would delay the regulatory process for TLANDO and our entry into the marketplace, all of which would have a material adverse impact on our business. Further, if TLANDO receives FDA approval, it is unclear what our post-approval obligations may be, if any, in relation to a heart attack and stroke risk study. We may be required to contribute to an on-going industry-led heart attack and stroke risk study or to conduct our own long-term heart attack and stroke risk study, either of which would require substantial financial resources and would have a material adverse impact on our business. Regulatory actions related to T-replacement therapy have contributed to a contraction in the market for T-replacement products. If the market for T-replacement products continues to decline, for whatever reason, our business will be materially and adversely harmed.

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

Certain publications have suggested potential health risks associated with T-replacement therapy, such as increased cardiovascular disease risk, including increased risk of heart attack or stroke, fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, and the suppression of sperm production. These potential health risks are described in various articles, including the following publications:

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

Also, on September 29, 2018, Antares Pharma, Inc. announced that it had received approval from the FDA regarding its NDA for XYOSTED™ (testosterone enanthate) injection. However, based on clinical results XYOSTED’s label is required to contain a black box warning concerning blood pressure increases. Additionally, the FDA also required the following specific language to be included in XYOSTED’s label, “In some patients the increase in blood pressure with XYOSTED may be too small to detect, but can still increase the risk of major adverse cardiovascular events (“MACE”)”.

On January 9, 2018, a BRUDAC meeting was held for Jatenzo, Clarus Therapeutics’ testosterone replacement therapy product candidate. The BRUDAC voted nine in favor and ten against the acceptability of the overall benefit/risk profile to support approval of Jatenzo as a TRT. Jatenzo, a competing oral TU TRT product candidate to TLANDO, has shown a clinically meaningful increase in blood pressure. The FDA may consider this blood pressure increase by a product with the same active ingredient as TLANDO to be an oral TU class effect. Therefore, irrespective of our TLANDO ABPM study findings we may not be successful in overcoming the FDA’s belief that the increase in blood pressure is an oral TU class effect rather than a product candidate specific effect. This may result in a TLANDO non- approval, increased label warnings or agreeing to REMS and/or post approval label comprehension study as a condition for approval.

Additionally on February 4, 2019, the FDA held a public workshop entitled, “Evaluating the Pressor Effects of Drugs & Ambulatory Blood Pressure Monitoring Studies”. The purpose of the workshop was to bring together the stakeholder community, including company sponsors, FDA, and key opinion leaders, to discuss the premarketing assessment of a drug’s effect on blood pressure. Topics discussed by the FDA included: study design considerations to definitively assess a drug’s effect on blood pressure and appropriate regulatory action; the need to raise physician and patient awareness via labeling or risk mitigation strategies based on blood pressure effects and associated increased cardiovascular risks; the assessment of clinical meaningfulness of blood pressure changes based on findings; appropriately identifying the population at risk; and, a drug’s benefit risk analyses.

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

Additionally, the FDA convened a BRUDAC meeting on January 10, 2018 to evaluate the safety and efficacy of TLANDO as a T-replacement product. The BRUDAC voted six in favor and thirteen against the acceptability of the overall benefit/risk profile to support approval of TLANDO as a TRT and ultimately a CRL was received from the FDA citing four deficiencies on May 8, 2018.

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

Moreover, President Trump has indicated a desire to repeal ACA. Those efforts have been unsuccessful to date. The implementation of further cost containment measures or the repeal of ACA or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

President Trump has expressed a policy priority to lower the price of prescription drugs. The Department of Health and Human Services Office of Inspector General proposed new regulations on February 6, 2019 to eliminate safe harbor protection under the anti-kickback statute for drug price reductions that pharmaceutical manufacturers pay to Medicare and Medicaid plan sponsors and their pharmacy benefit managers. The proposal reflects a clear intent to substantially alter many of the current drug discount and services compensation practices among pharmaceutical manufacturers and Medicare and Medicaid managed care organizations and their pharmacy benefit managers. The proposal also reflects a skepticism that current drug discount and compensation practices among manufacturers and pharmacy benefit managers are sufficiently transparent to health plans to ensure that all appropriate cost reductions and value is passed through to health plans and reflected in lower health plans costs and lower premiums for beneficiaries. If the proposal is finalized, it could result in lower prices for pharmaceutical products in general.

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

We expect to face significant competition for any of our product candidates, if approved. In particular, if approved, TLANDO would compete in the T-replacement therapies market, which is highly competitive and currently dominated by the sale of T-gels in terms of sales dollars, which accounted for substantial U.S. sales in the T-replacement therapies market in 2018. Our success will depend, in large part, on our ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral T-replacement therapies that compete with TLANDO. For example, because TU is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of TU administration that would be outside the scope of the claims of either our issued patents or our patent applications. This would enable their products to effectively compete with TLANDO, which could have a negative effect on our business.

The following T-replacement therapies currently on the market in the United States would compete with TLANDO:

•	T-gels, such as AndroGel (marketed by Abbvie) and Perrigo's AB-rated 1% generic of AndroGel, Teva’s 1% generic of AndroGel, Testim (marketed by Endo Health Solutions, or Endo), and Fortesta (marketed by Endo);

•	T-topical solutions, such as Axiron, a metered dose lotion marketed by Eli Lilly and Co. and related authorized generics;

•	T-injectables, including a subcutaneous auto-injector, XYOSTED, marketed by Antares Pharma, Inc.;

•	Branded longer-acting injectables, such as Aveed (marketed by Endo);

•	T-nasals, such as Natesto (marketed by Aytu);

•	methyl-T, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);

•	transdermal patches, such a Androderm (marketed by Allergan.);

•	buccal patches, such as Striant (marketed by Endo);

•	generic testosterone enanthate intra-muscular injectables;

•	authorized generic and generic T-gels; and

•	subcutaneous injectable pellets, such as Testopel (marketed by Endo).

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

We currently do not have a sales, marketing and market access staff. If and when any of our product candidates are commercialized, we may not be able to find suitable sales and marketing staff and collaborators for TLANDO or our other product candidates. The outside collaborators we work with may not be adequate or successful and any collaborators could terminate or materially reduce the effort they direct to our products. The development of collaborations or an internal sales force and marketing, market access and sales capability will require significant capital, management resources and time. The cost of establishing such a sales force may exceed any potential product revenues and our marketing, market access and sales efforts may be unsuccessful. If we are unable to develop an internal marketing, market access and sales capability or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to successfully commercialize TLANDO or develop and seek regulatory approval for our other product candidates.

LPCN 1144 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 1144 is in a very early stage of development and consequently the risk that we fail to commercialize LPCN 1144 and related products is high. In particular, we have not completed any clinical studies with this product candidate although we are currently conducting two POC clinical studies. Interim treatment results our POC liver imaging clinical study showed an absolute mean reduction from baseline of 7.6% liver fat and demonstrated a 38% relative mean liver fat reduction from baseline in subjects with baseline liver fat > 10%. Moreover, there was an 86% responder rate in which subjects experienced at least a 4.1% absolute reduction in liver fat from baseline and a 71% responder rate in which subjects experienced at least a 29% reduction in liver fat from baseline. Although our interim MRI-PDFF results were positive, these results from our small single-arm POC liver imaging clinical study may not be indicative of ultimate success in a larger Phase 2/3 clinical study with required FDA end-points and populations needed for regulatory approval of LPCN 1144 for the treatment of NASH.

In addition, a number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials, even after achieving positive results in early stage development. Accordingly, our results from our POC studies may not be predictive of the results we may obtain from further studies and trials.

Several factors could significantly affect the prospects for LPCN 1144, including factors relating to the regulatory approval, competitive landscape and clinical development challenges for LPCN 1144. The anticipated Phase 2 and Phase 3 programs for an NDA filing for LPCN 1144 will be very long and resource intensive.

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

Our operations to date have primarily been limited to conducting research and development activities under license and collaboration agreements. Our current portfolio consists of our most advanced product candidate TLANDO as well as three additional earlier stage clinical candidates, LPCN 1144, LPCN 1111 and LPCN 1107. We have never marketed or commercialized a drug product. Consequently, any predictions about our future performance may not be as accurate as they could be if we were further along our commercialization path. In addition, as a pre-commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Our clinical product candidates are at an early stage of development and will require significant further investment and regulatory approvals prior to marketing and commercialization. As such, our product development processes for TLANDO, LPCN 1144, LPCN 1111 and LPCN 1107 are very risky and uncertain, and our product candidates may fail to advance beyond the current study. Even if we obtain required financing, we cannot ensure successful product development or that we will obtain regulatory approval or successfully commercialize any of our product candidates and generate product revenues.

All of our clinical candidates will be subject to extensive regulation which can be costly and time consuming, cause delays or prevent approval of the products for commercialization.

Our clinical development of TLANDO, LPCN 1144, LPCN 1111, LPCN 1107 and any future product candidates, is subject to extensive regulations by the FDA. Product development is a very lengthy and expensive process and can vary significantly based upon the product candidate’s novelty and complexity. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

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

President Trump has expressed a policy priority to lower the price of prescription drugs. The Department of Health and Human Services Office of Inspector General proposed new regulations on February 6, 2019 to eliminate safe harbor protection under the anti-kickback statute for drug price reductions that pharmaceutical manufacturers pay to Medicare and Medicaid plan sponsors and their pharmacy benefit managers. The proposal reflects a clear intent to substantially alter many of the current drug discount and services compensation practices among pharmaceutical manufacturers and Medicare and Medicaid managed care organizations and their pharmacy benefit managers. The proposal also reflects a skepticism that current drug discount and compensation practices among manufacturers and pharmacy benefit managers are sufficiently transparent to health plans to ensure that all appropriate cost reductions and value is passed through to health plans and reflected in lower health plans costs and lower premiums for beneficiaries. If the proposal is finalized, it could result in lower prices for pharmaceutical products in general.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Dr. Mahesh V. Patel and the other principal members of our executive team. Employment with our executives and other employees are “at will”, meaning that there is no mandatory fixed term and their employment with us may be terminated by us or by them for any or no reason. The loss of the services of any of our executives or other key employees might impede the achievement of our research, development and commercialization objectives. Following the receipt of our first CRL for TLANDO, we reduced our workforce by 8 positions, constituting 33% of our workforce. The reduction in workforce involved all functional disciplines. Further, subsequent to our Post Action Meeting with the FDA for TLANDO, we reduced our workforce by two additional positions in October 2016. Following the receipt of our second CRL for TLANDO, we reduced our workforce by 3 positions, constituting 21% of our workforce. Recruiting and retaining qualified scientific personnel, accounting personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain qualified personnel on acceptable terms, or at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

As of December 31, 2018, we had 10 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of TLANDO. If our management is unable to effectively manage our future growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

A number of federal legislative proposals have been made to implement the changes to the U.S. importation laws without any certification and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, U.S. Customs and Border Protection and other government agencies. For example, Pub. L. No. 111-83, which was signed into law in October 2009, provides appropriations for the Department of Homeland Security for the 2010 fiscal year, expressly prohibits U.S. Customs and Border Protection from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug, and Cosmetic Act. Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts.

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

Products containing controlled substances may generate public controversy. As a result, these products may have their marketing approvals withdrawn. State and Federal legislatures and administrative agencies may take additional action to combat a perceived misuse or overuse of such products. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict, the introduction and marketing of TLANDO.

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

On July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc et al., 3:16-cv-04009-BRM-LHG, filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. The lawsuits contain substantially identical allegations and alleged that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuits sought certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. On February 15, 2018, the Company and the other defendants entered into a memorandum of understanding to settle the purported securities class action litigation. On March 15, 2018, the Plaintiff filed a motion for preliminary approval of the settlement along with a copy of the parties’ stipulation of settlement. On March 21, 2018, the court granted the motion for preliminary approval of the settlement and amended the order on March 28, 2018. On July 2, 2018, the court issued the final order and approved the settlement of $4.3 million as set forth in the parties’ stipulation. The order resolves all of the claims that were or could have been brought in the action being settled. While our insurance carrier covered $3.6 million of the settlement, the Company’s capital resources are critical to its continued operations, and the payment of litigation settlements and associated legal fees diverts these capital resources away from our operations, even if such amounts do not have a material impact on our financial statements.

We also may be subject to additional types of litigation. On November 2, 2015, Clarus Therapeutics filed a complaint against us in the United States District Court for the District of Delaware alleging that TLANDO will infringe Clarus’ 428 patent. The Clarus complaint was dismissed by the District Court in 2016, because at the time there was no actionable infringement on Clarus’ 428 patent. Additionally on December 21, 2018, the PTAB granted Lipocine priority motion and entered adverse judgment against Clarus. The PTAB ruling cancels all claims on the Clarus’ 428 Patent. However, Clarus appealed the PTAB judgement to the Court of Appeals for the Federal Circuit on February 19, 2019. While the Clarus complaint has been dismissed and all their claims on the Clarus’ 428 patent have been cancelled by the PTAB, the possibility remains that the decisions of the PTAB could be reversed upon appeal. Additionally, Clarus could submit its claim again if TLANDO is approved by the FDA and enters the marketplace.

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

We engaged a CRO to conduct our SOAR, DV and DF Phase 3 clinical studies for TLANDO as well as the on-going ABPM studies for TLANDO and the liver imaging study for LPCN 1144. As a result, we have less direct control over the conduct of our clinical trials, the timing and completion of the trials and the management of data developed through the trials than if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, including CROs, may:

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

We rely on a single third-party supplier for our supply of TU, the active pharmaceutical ingredient of TLANDO. We have a supply agreement in place with this supplier. We have purchased sufficient quantities of TU for early commercial launch supplies should TLANDO get approved by the FDA. We plan on using this same supplier for our commercialization needs if TLANDO is approved. Since there are only a limited number of TU suppliers in the world, if this supplier ceases to provide us with TU, we may be unable to procure TU on commercially favorable terms, may not be able to obtain it in a timely manner, or may not be able to qualify a new supplier timely post FDA approval, if that occurs. Furthermore, the limited number of suppliers of TU may provide such companies with greater opportunity to raise their prices. Any increase in price for TU will likely reduce our gross margins.

We rely on limited suppliers for our supply of inactive ingredients and the loss of these suppliers could harm our business.

We rely on limited qualified third-party raw material suppliers for our supply of inactive ingredients of TLANDO. We do not have supply agreements in place with these suppliers. We purchased sufficient quantities of these inactives for early commercial launch of TLANDO if it is approved. We plan on using these same suppliers for our commercialization needs if TLANDO is approved. We may be unable to procure inactives on commercially favorable terms, or may not be able to obtain them in a timely manner. Any increase in price for inactives will likely reduce our gross margins.

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

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of TLANDO, LPCN 1144, LPCN 1111 or LPCN 1107. We intend to continue to develop our product candidates in the United States without a partner although our ability to advance these product candidates will depend on our capital resources. However, in order to commercialize our product candidates in the United States, we will likely look to establish a partnership or co-promotion arrangement with an established pharmaceutical company that has a sales force, collaborate on the establishment of an internal sales force or build an internal sales force on our own. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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

We incur significant expenses in order to comply with the requirements of being a public company in the United States.

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our ability to address the deficiencies noted in the latest CRL for TLANDO;

•	plans for, progress of and results from clinical trials of our product candidates;

•	the failure of the FDA to approve our product candidates;

•	regulatory uncertainty in the TRT class;

•	FDA Advisory Committee meetings and related recommendations including meetings convened on the TRT class or on similar companies;

•	announcements by the FDA that may impact on-going clinical studies related to safety or efficacy of TRT products;

•	product approval and potential FDA required labeling language and/or Phase 4 study commitments;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	our ability to license our products to third parties;

•	failure to engage with collaborators or build an internal sales force to commercialize our products should a product candidate receive FDA approval;

•	the success or failure of other TRT products or non-testosterone based testosterone therapy products;

•	failure of our products, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities;

•	our cash balance; and

•	other risks and uncertainties described in these risk factors.

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

The stock prices of many companies in the biotechnology industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Following periods of volatility in the market price of a company’s securities, securities class action litigation often has been initiated against a company. For example, on July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. Although David Lewis v Lipocine Inc., et al. was settled, any future class action litigation that may be initiated against us may result in us incurring substantial costs and our management’s attention may be diverted from our operations, which could significantly harm our business. In addition, this litigation could lead to increased volatility in our share price.

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

Additionally, on November 5, 2018, we adopted an amended and restated stockholder rights plan that would cause substantial dilution to, and substantially increase the costs paid by, a stockholder who attempts to acquire us on terms not approved by our board. The intent of the stockholder rights plan is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board. However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of our board, even if doing so may be beneficial to our stockholders. This plan may discourage, delay or prevent a tender offer or takeover attempt, including offers or attempts that could result in a premium over the market price of our common stock. This plan could reduce the price that stockholders might be willing to pay for shares of our common stock in the future. Furthermore, the anti-takeover provisions of our stockholder rights plan may entrench management and make it more difficult to replace management even if the stockholders consider it beneficial to do so.

We have no current plans to pay dividends on our common stock and investors must look solely to stock appreciation for a return on their investment in us.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Our management and directors will be able to exert influence over our affairs.

As of December 31, 2018, our executive officers and directors beneficially owned approximately 11.5% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

Currently, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the fourth quarter of 2018 was approximately 97,051 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

On January 5, 2018, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB lent us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate plus one percent per annum, which interest is payable monthly. The loan matures on December 1, 2021. In addition, as TLANDO was not approved by the FDA by May 31, 2018, we are required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. The Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, transactions with affiliates, disposing of property, business combinations or acquisitions, paying dividends and making other distributions or payments on our capital stock, subject to limited exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. In addition, the Loan Agreement includes covenants requiring, among other things, that we provide financial statements, comply with all laws, pay all taxes and maintain insurance. If we are not able to comply with these covenants, the loans under the Loan Agreement could become immediately due and payable and would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

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

We have focused a significant portion of our efforts on developing TLANDO. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of December 31, 2018, we had an accumulated deficit of $138.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with TLANDO, LPCN 1144, LPCN 1111 and LPCN 1107, if initiated. In addition, if we obtain marketing approval for TLANDO, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we develop our most advanced product candidate, TLANDO, and further clinical development of LPCN 1144, LPCN 1111, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The patent positions of pharmaceutical, biopharmaceutical and related companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. There have been changes regarding how patent laws are interpreted, and both the United States Patent and Trademark Office (“PTO”) and Congress have enacted radical changes to the patent system. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents and/or the patents and applications of our collaborators and licensors. The patent situation in these fields outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or which we license or third-party patents.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

•	others may be able to make or use compounds that are the same or similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;

•	the APIs in our current product candidates TLANDO, LPCN 1144, LPCN 1111 and LPCN 1107 are, or may soon become, commercially available in generic drug products, and no patent protection may be available without regard to formulation or method of use;

•	we may not be able to detect infringement against our owned or licensed patents, which may be especially difficult for manufacturing processes or formulation patents;

•	we might not have been the first to make the inventions covered by our issued patents or pending patent applications or those we license;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications or those of our licensor will not result in issued patents;

•	it is possible that there are dominating patents to any of our product candidates of which we are not aware;

•	it is possible that there are prior public disclosures that could invalidate our patents, or parts of our patents, of which we are not aware;

•	it is possible that others may circumvent our owned or licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

•	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;

•	the claims of our owned or licensed issued patents or patent applications, if and when issued, may not cover our product candidates;

•	our issued patents or those of our licensor may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal challenges by third parties;

•	our licensor or licensees as the case may be, who have access to our patents may attempt to enforce our owned or licensed patents, which if unsuccessful, may result in narrower scope of protection of our owned or licensed patents or our owned or licensed patents becoming invalid or unenforceable;

•	we may not develop additional proprietary technologies for which we can obtain patent protection; or

•	the patents of others may have an adverse effect on our business.

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

There is also the risk that, even if the validity of these patents is not challenged or is upheld, the court will refuse to stop the third party on the ground that such third-party’s activities do not infringe on our owned or licensed patents. In addition, the U.S. Supreme Court has changed some standards relating to the granting of patents and assessing the validity of patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our owned or licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination or other proceeding before the PTO, or during litigation, under the revised criteria which make it more difficult to obtain or maintain patents.

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

In addition, on May 15, 2015 we filed a patent application with the PTO, and requested that an interference be declared between our patent application and the Clarus 428 Patent. Pursuant to Lipocine's request, on December 4, 2015, PTAB declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. On December 21, 2018, the PTAB granted a priority motion filed by Lipocine and entered adverse judgment against Clarus. The PTAB ruling cancels all claims on the Clarus 428 Patent. However, Clarus appealed the PTAB judgement to the Court of Appeals for the Federal Circuit on February 19, 2019. While the Clarus complaint has been dismissed and all their claims on the Clarus’ 428 patent have been cancelled by the PTAB, the possibility remains that the decisions of the PTAB could be reversed upon appeal. If Clarus were to make a successful appeal, we may be required to cease using the related technology or to attempt to license rights from Clarus; our business could be harmed if Clarus does not offer us a license on commercially reasonable terms, if any license is offered at all.

This interference proceeding will consume a portion of our capital resources. Moreover, we may be subject to a third party pre-issuance submission of prior art to the PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates and impair our ability to raise needed capital.

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

Our corporate headquarters are located in a leased facility in Salt Lake City, Utah. Our lease expires on February 28, 2020. We believe that our existing facility is suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

On May 15, 2015, we filed a patent application with the PTO (14/713,692), and requested that an interference be declared between our patent application and the Clarus 428 Patent.  Pursuant to our request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and our application to determine, as between Clarus and us, who was the first to invent the subject matter of the claimed invention. We were declared the Senior Party in the interference. On September 20, 2017 the PTAB issued a Decisions on Motions. The PTAB granted our motion to deny Clarus’ previously accorded priority date for the Clarus 428 Patent and denied Clarus’ motion for an earlier priority date based upon the filing of its provisional applications. Therefore, Clarus has a new priority date of April 16, 2014 for the Clarus 428 patent. The PTAB also granted Clarus’ motion to deny our accorded priority date. Therefore, we have an accorded priority date of May 15, 2015 on its application. As a consequence of this decision, the PTAB has redeclared the interference (No. 106,045) and named Clarus as the senior party and us as the junior party. All other motions were denied. A conference call with the PTAB was held on October 4, 2017 to discuss the next steps, including a priority schedule. After the conference call, the PTAB issued an order setting times in the priority phase.  The order indicated that since we are the only party that filed a priority statement, only we shall be permitted to put on a priority case. The priority statement filed by us included a claimed date of invention well prior to Clarus’ accorded benefit date. We filed our motion for priority on January 18, 2018, and thereafter, on March 26, 2018, Clarus filed a notice stating it has not filed, and will not file, a substantive opposition to our priority motion. On December 21, 2018, the PTAB granted Lipocine priority motion and entered adverse judgment against Clarus. The PTAB ruling cancels all claims on the Clarus 428 Patent. On December 21, 2018, the PTAB granted Lipocine’s priority motion and entered adverse judgment against Clarus. The PTAB ruling cancels all claims in the Clarus 428 Patent. On February 19, 2019, Clarus filed an appeal of the PTAB judgement to the Court of Appeals for the Federal Circuit.

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

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the Company’s current and former officers and directors as well as the Company as a Nominal Defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination of purportedly false and misleading statements relating to the filing of the NDA for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to the Company’s corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  We intend to vigorously defend ourselves against these allegations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on The NASDAQ Capital Market under the symbol “LPCN”.

Holders

As of March 4, 2019, there were approximately 106 holders of record of our common stock. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

Performance Graph and Table

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for (i) our ordinary shares, (ii) the NASDAQ Composite Index, (iii) the NASDAQ Biotechnology Index and (iv) the NYSE Pharmaceutical Index.

The graph assumes an initial investment of $100 on December 31, 2013. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Cumulative Returns

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Lipocine Inc. (LPCN)	$100.00	$63.76	$156.73	$44.61	$41.70	$15.76
NASDAQ Composite Index (^IXIC)	100.00	113.40	119.89	128.89	165.29	158.87
NASDAQ Biotechnology Index (^NBI)	100.00	134.10	149.42	117.02	141.66	128.45
NYSE Pharmaceutical Index (^DRG)	100.00	113.83	115.67	102.88	116.42	121.52

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

Dividends

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations comprehensive loss data for the years ended December 31, 2018, 2017 and 2016, and the balance sheet data as of December 31, 2018 and 2017 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations and comprehensive income (loss) data for the years ended December 31, 2015 and 2014, and the balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Balance Sheet Data
Cash, cash equivalents, restricted cash and marketable investment securities	$20,250,576	$21,468,070	$26,840,286	$44,382,827	$27,666,055
Total assets	20,851,953	25,325,114	27,342,970	45,377,278	27,993,502
Total liabilities	11,418,280	6,345,126	1,326,169	3,391,861	1,633,532
Accumulated deficit	(138,059,845)	(126,399,823)	(105,416,963)	(86,445,455)	(68,237,077)
Shareholders' equity	9,433,673	18,979,988	26,016,801	41,985,417	26,539,970

	Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Statement of Operations and
Loss Data
Operating loss	$(11,325,819)	$(21,217,976)	$(19,186,834)	$(18,382,068)	$(20,480,814)
Net loss	(11,660,022)	(20,982,860)	(18,971,508)	(18,208,378)	(20,372,676)
Net loss per share - basic	(0.55)	(1.05)	(1.04)	(1.11)	(1.60)
Net loss per share - diluted	(0.55)	(1.05)	(1.04)	(1.11)	(1.60)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

We are a specialty pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products in the area of men’s and women’s health. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our most advanced product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT”). On May 8, 2018 TLANDO received a Complete Response Letter ("CRL") from the United States Food and Drug Administration ("FDA") regarding its New Drug Application ("NDA"). A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified four deficiencies which include the following: determining the extent, if any, of any clinically meaningful ex vivo conversion of testosterone undecanoate (“TU”) to testosterone (“T”) in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ambulatory blood pressure monitoring (“ABPM”) study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men which is a surrogate marker of predicting cardiovascular outcomes; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and prespecified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues. On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified. We are currently conducting an ABPM clinical study in which we have completed enrollment of 138 subjects with a four-month treatment duration. We expect results in the first quarter of 2019. We have completed the definitive phlebotomy study in the fourth quarter of 2018 which evaluated the extent of ex vivo conversion of TU to T. Previously in June 2016, TLANDO received an initial CRL from the FDA that requested additional information related to the dosing algorithm for the proposed label. We conducted the Dosing Validation (“DV”) study to confirm the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”).

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

LPCN 1144, an oral prodrug of bioidentical testosterone, is being evaluated for the treatment of NASH in a Proof-Of-Concept (“POC”) study to assess liver fat changes in hypogonadal men at risk of developing NASH using magnetic resonance imaging, proton density fat fraction (“MRI-PDFF”) technique as well as in a biopsy-confirmed NASH in-vivo pre-clinical model. We expect results from the POC liver imaging study and the biopsy-confirmed in-vivo POC study in the first quarter of 2019.

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

We have incurred losses in most years since our inception. As of December 31, 2018, we had an accumulated deficit of $138.1 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $11.7 million for the year ended December 31, 2018, compared to $21.0 million for the year ended December 31, 2017. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	conduct the ABPM clinical study or any other pre or post-approval clinical studies required in support of TLANDO;

•	prepare to resubmit our NDA for TLANDO;

•	conduct further development of our other product candidates, including LPCN 1144;

•	continue our research efforts;

•	research new products or new uses for our existing products;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

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

Our Development Pipeline

TLANDO: An Oral Product Candidate for Testosterone Replacement Therapy

Our most advanced product, TLANDO, is an oral formulation of the chemical, TU, which is an eleven carbon side chain attached to T. TU is an ester prodrug of T. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, T is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and recently TU has received regulatory approval in the United States for delivery via intra-muscular injection. We are using our proprietary technology to facilitate steady gastrointestinal solubilization and absorption of TU. Proof of concept was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott Products, Inc. ("Abbott"). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

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

We resubmitted our NDA to the FDA in August 2017 based on the results of the DV study. As described more fully below, the DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”). On May 8, 2018 TLANDO received a CRL from the FDA regarding our NDA. The CRL identified four deficiencies which include the following: determining the extent, if any, of ex vivo conversion of TU to T in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ABPM study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men, which is a surrogate marker of predicting cardiovascular outcomes; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and prespecified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues.

On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified. The FDA provided specific feedback on potential resolution of each deficiency, including clinical design elements where appropriate. We are currently conducting an ABPM clinical study in which we enrolled 138 subjects. We expect results during the first quarter of 2019. The ABPM clinical study is uncontrolled and is being conducted to assess TLANDO’s effect on blood pressure, if any, and to assist the FDA in determining the appropriate regulatory actions for TLANDO related to blood pressure effects, if any. FDA regulatory action will depend on the findings of the ABPM clinical study, including whether risk mitigation beyond labeling, such as Risk Evaluation and Mitigation strategy (“REMS”), could ensure the benefits of TLANDO outweigh the risks. Subsequent to our Advisory Committee meeting for TLANDO on January 10, 2018, we conducted a pilot phlebotomy study to assess whether ex vivo conversion of TU to T in serum blood collection tubes occurs post collection. As described more fully below, we completed our definitive phlebotomy study in the fourth quarter of 2018 based on FDA study design feedback to exclude any potential clinically meaningful ex vivo TU to T conversion post collection. The definitive phlebotomy study results suggest that there is no significant ex vivo TU to T conversion with testosterone measurements when processed within 30 minutes of sample collection under the tube manufacturer’s recommended conditions and consistent with DV Phase 3 instructions and compared against the FDA’s recommended time zero control (processed immediately) T measurement. Finally, we are performing additional analyses of existing data in order to address the Cmax deficiency and dose stopping criteria deficiency identified by the FDA. Although there is no guarantee that TLANDO will ever be approved by the FDA, we believe the data analyses we are performing together with the results from the definitive phlebotomy study and the on-going ABPM clinical study should address the deficiencies identified by the FDA in its CRL. Assuming results from the APBM clinical study support resubmission of the TLANDO NDA, we expect resubmission to occur mid-2019 followed by a six-month review by the FDA upon FDA acceptance. There can be no assurances as to the timing or acceptance of our NDA by the FDA.

Results from the Definitive Phlebotomy Study

The definitive phlebotomy study was designed based on the FDA’s protocol recommendations and conducted in response to a deficiency cited in the TLANDO CRL by the FDA to confirm the reliability of TLANDO Phase 3 study results and to assess the impact of any material deviation from instructions on sample collection/processing times by clinical sites.

The definitive phlebotomy study measured testosterone concentrations in blood samples collected in plain serum separation tubes (“SST”) at three-hour and five-hour time points (N=24) post dose and processed within 30 minutes of sample collection under the tube manufacturer’s recommended conditions and consistent with Phase 3 instructions. The definitive phlebotomy study enrolled 12 hypogonadal male subjects and dosed subjects with a single oral 225 mg TU dose of TLANDO. The testosterone measurements in SST were compared against the FDA’s recommended time zero control (processed immediately) measurement of testosterone concentrations in blood samples in plasma tubes with EDTA (“PT”) to assess ex vivo conversion, if any.

The top-line results of the definitive phlebotomy study demonstrated that the overall (N=24) mean percentage difference and the associated percentage standard deviation post dose of testosterone concentrations measured between SST samples and PT samples are -1.0% and 9.2%, respectively. This difference was not statistically significant (p = 0.91) which suggests no significant ex vivo TU to T conversion occurrence with T measurements processed within 30 minutes of sample collection under the SST manufacturer’s recommended conditions and consistent with Phase 3 instructions.

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

The adverse event profile of TLANDO in both the DV and DF studies was consistent with the previously conducted 52-week Phase 3 Study of Androgen Replacement (“SOAR”) clinical trial. All drug related adverse events (“AEs”) were either mild or moderate in intensity and none were severe. To date, the safety database of TLANDO includes ~591 subjects demonstrating a profile consistent with other TRT products.

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

LPCN 1144: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH

We are currently evaluating LPCN 1144, an oral prodrug of bioidentical testosterone, for the treatment of NASH. NASH is a more advanced state of non-alcoholic fatty liver disease (“NAFLD”) and can progress to a cirrhotic liver and eventually hepatocellular carcinoma or liver cancer. Twenty to thirty percent of the U.S. population is estimated to suffer from NAFLD and fifteen to twenty percent of this group progress to NASH, which is a substantially large population that lacks effective therapy. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/NASH.

History of Liver Disease

The liver is the largest internal organ in the human body and its proper function is indispensable for many critical metabolic functions, including the regulation of lipid and sugar metabolism, the production of important proteins, including those involved in blood clotting, and purification of blood. There are over 100 described diseases of the liver, and because of its many functions, these can be highly debilitating and life-threatening unless effectively treated. Liver diseases can result from injury to the liver caused by a variety of insults, including hepatitis C virus (HCV), hepatitis B virus (HBV), obesity, chronic excessive alcohol use or autoimmune diseases. Regardless of the underlying cause of the disease, there are important similarities in the disease progression including increased inflammatory activity and excessive liver cell apoptosis, which if unresolved leads to fibrosis. Fibrosis, if allowed to progress, will lead to cirrhosis, or excessive scarring of the liver, and eventually reduced liver function. Some patients with liver cirrhosis have a partially functioning liver and may appear asymptomatic for long periods of time, which is referred to as decompensated liver disease. Decompensated liver disease is when the liver is unable to perform its normal functions. Many people with active liver disease remain undiagnosed largely because liver disease patients are often asymptomatic for many years.

Markers of Liver Cell Death

Alanine aminotransferase (“ALT”) is an enzyme that is produced in liver cells and is naturally found in the blood of healthy individuals. In liver disease, liver cells are damaged and as a consequence, ALT is released into the blood, increasing ALT levels above the normal range. Physicians routinely test blood levels of ALT to monitor the health of a patient's liver. ALT level is a clinically important biochemical marker of the severity of liver inflammation and ongoing liver disease. Elevated levels of ALT represent general markers of liver cell death and inflammation without regard to any specific mechanism. Aspartate aminotransferase (“AST”) is a second enzyme found in the blood that is produced in the liver and routinely measured by physicians along with ALT. As with ALT, AST is often elevated in liver disease and, like ALT, is considered an overall marker of liver inflammation.

Relationship between Hypogonadism and NAFLD

Preclinical and clinical studies in the NAFLD/NASH literature have shown the prevalence of testosterone deficiency across the NAFLD/NASH histological spectrum wherein low testosterone was independently associated with NAFLD/NASH with an inverse relationship between testosterone and NAFLD/NASH symptom severity.

Post hoc analyses of our existing clinical trials in subjects with comorbidities typically associated with NASH comorbidities indicate that testosterone therapy significantly and consistently reduced elevated levels of key serum biomarkers (liver function enzymes and serum triglyceride) generally associated with NAFLD/NASH.

Current Status

We are further evaluating this indication potential in a POC study to assess liver fat changes in hypogonadal men at risk of developing NASH using MRI-PDFF technique as well as in a biopsy-confirmed NASH in-vivo pre-clinical model. We expect results from the POC liver imaging study and the biopsy-confirmed in-vivo POC study in the first quarter of 2019. Completion of enrollment of 36 subjects in the POC liver imaging study occurred in the fourth quarter of 2018 with eight-week interim results released in January 2019. Subjects with at least 10% baseline liver fat (n=9) were evaluated which is indicative of subjects with NAFLD with the potential to have NASH. Interim results of seven of the nine subjects were available as two subjects were unable to schedule an eight-week MRI-PDFF visit. Baseline mean liver fat of these seven subjects was 21.0%. Interim treatment results showed an absolute mean reduction from baseline of 7.6% liver fat and demonstrated a 38% relative mean liver fat reduction from baseline. Moreover, there was an 86% responder rate in which subjects experienced at least a 4.1% absolute reduction in liver fat from baseline and a 71% responder rate in which subjects experienced at least a 29% reduction in liver fat from baseline.

Additionally, we have received clearance from the FDA on our Investigational New Drug application (“IND”) to initiate a Phase 2 clinical study of LPCN 1144 in NASH with biopsy confirmed NASH subjects. The planned Phase 2 clinical study is a prospective, multi-center, randomized, placebo-controlled multiple-arm study in male hypogonadal biopsy-confirmed NASH subjects with grade F2/F3 fibrosis with an expected 36-week treatment period.

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

In February 2018 we had a meeting with the FDA to discuss these preclinical results and to discuss the Phase 3 clinical study and path forward for LPCN 1111. Based on the results of the FDA meeting, additional pre-clinical or clinical trials may be required before a Phase 3 clinical study can be initiated. Additionally, the FDA requested that an ABPM clinical study be conducted. Based on our capital resources and the clinical status of our product candidates, we will primarily focus our efforts in 2019 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 3 study with LPCN 1111 to occur in 2019 unless and until additional capital is secured or the product candidate is out-licensed.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA as well as other guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided preliminary feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA feedback, a NI margin of 7% for the primary endpoint may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via a SPA in June 2017 and have received multiple rounds of FDA’s feedback. Agreement with the FDA on the Phase 3 protocol via SPA has not occurred and will not occur until results from a planned food-effect study with LPCN 1107 are reviewed by the FDA. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, manufacturing scale-up work for LPCN 1107 has been completed. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2019 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 3 study with LPCN 1107 to occur in 2019 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing LPCN 1107 to a third party, although no licensing agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on acceptable terms.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through December 31, 2018, we have generated $27.9 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $103.6 million in research and development expenses through December 31, 2018.

We expect to incur approximately $1.9 million in additional research and developments costs for TLANDO as we conduct and complete the ABPM clinical study, finalize the definitive phlebotomy clinical study and resubmit the NDA. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1144, LPCN 1111, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1144, LPCN 1111, LPCN 1107 or other product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the preclinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities.

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with all of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Years Ended December 31,
	2018	2017	2016
External service provider costs:
TLANDO	$3,506,704	$7,354,321	$3,492,422
LPCN 1111	124,796	326,602	1,706,637
LPCN 1107	297,763	803,679	268,470
LPCN 1144	131,982	-	-
Other product candidates	-	-	30,000
Total external service provider costs	4,061,245	8,484,602	5,497,529
Internal personnel costs	1,817,124	2,092,217	2,036,773
Other research and development costs	586,339	427,462	541,751
Total research and development	$6,464,708	$11,004,281	$8,076,053

We expect research and development expenses to increase in the future as we complete the ABPM clinical study and the definitive phlebotomy clinical study for TLANDO, as we resubmit the NDA for TLANDO, as we complete the biopsy-confirmed in-vivo POC clinical study and the POC liver imaging study for LPCN 1144 and conduct future clinical studies, including Phase 2 clinical studies with LPCN 1144, and when and if we initiate Phase 3 clinical trials for LPCN 1111 and LPCN 1107.

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

We expect that general and administrative expenses will decrease in the future until, and if, TLANDO receives approval. Areas that may see increases as we mature as a public company, however, include legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. If the FDA approves TLANDO, we will increase our outside spend on pre-commercialization and commercialization activities substantially and will need to raise additional capital to fund these expenses.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017	Variance
Research and development expenses	$6,464,708	$11,004,281	(4,539,573)
General and administrative expenses	5,289,142	10,213,695	(4,924,553)
Other expense (income), net	(333,503)	235,816	(569,319)
Income tax expense	700	700	-

Research and Development Expenses

The decrease in research and development expenses during the year ended December 31, 2018 was primarily due to reduced costs associated with TLANDO including: decreased contract research organization expenses of $2.6 million as the DV and DF studies were complete in 2017 and the ABPM study was not initiated until the second half of 2018; decreased contract manufacturing costs of $760,000, and decreased outside services and consulting costs of $465,000 related to costs incurred in 2017 in connection with preparation for the January 2018 Advisory Committee meeting for TLANDO. Additionally, research and development expenses for LPCN 1107 decreased by $506,000 related to contract manufacturing, research and development expenses for LPCN 1111 decreased $202,000 related to contract research expenses, and personnel costs, mainly bonuses and stock compensation, were lower by $275,000. These decreases were offset by an increase in other research and development expenses of $158,000 and increases in research and development costs for LPCN 1144 of $132,000.

General and Administrative Expenses

The decrease in general and administrative expenses during the year ended December 31, 2018 was primarily due to decreased personnel costs of $2.2 million, related to an overall reduction in headcount resulting in lower stock compensation expense, bonus expense, and salary and related benefit costs in 2018. Additionally, expenses for pre-commercialization marketing and sales activities related to TLANDO decreased $1.2 million, other professional fees including legal fees and audit, tax and accounting fees, decreased $583,000 and there was a $930,000 decrease in expenses related to the class-action litigation settlement.

Other Income (Expense), Net

The increase in other expense, net, was primarily due to interest expense of $793,000 on our Loan and Security Agreement with SVB which was entered into January 2018. The increase in other expense, net, were offset by increased interest income due to higher interest rates on balances of cash, cash equivalents and marketable investment securities in 2018 as compared to 2017.

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

Other Income (Expense), Net

The increase in other income, net, primarily reflects increased interest income earned as a result of increased interest rates and corresponding earnings on average balances in cash, cash equivalents and marketable investment securities in 2017 as compared to 2016.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we seek to advance our lead product candidate, TLANDO, and further clinical development of LPCN 1144, LPCN 1111, LPCN 1107 and our other programs and continued research efforts.

As of December 31, 2018, we had $15.3 million of unrestricted cash, cash equivalents and marketable investment securities compared to $21.5 million at December 31, 2017. Additionally, as of December 31, 2018 we had $5.0 million of restricted cash, which is required to be maintained as cash collateral under the Loan and Security Agreement.

On January 5, 2018, we entered into the Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest is payable monthly. The loan matures on December 1, 2021. We are only required to make monthly interest payments until December 31, 2018, following which we will be required to also make equal monthly payments of principal and interest for the remainder of the term. We will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). At our option, we may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid. In connection with the Loan and Security Agreement, we granted to SVB a security interest in substantially all of our assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, as TLANDO was not approved by the FDA by May 31, 2018, we are required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. While any amounts are outstanding under the Loan and Security Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including its cash. These events of default include, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, and one or more judgments against us in an amount greater than $100,000 individually or in the aggregate.

On March 6, 2017, we entered into the Sales Agreement with Cantor pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cantor uses its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. We pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. We have also provided Cantor with customary indemnification rights.

The shares of our common stock sold under the Sales Agreement are sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-220942) (the “Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. On September 20, 2018, the Company filed a prospectus supplement in which the Company disclosed that as a result of the limitations of General Instruction I.B.6. of Form S-3, and in accordance with the terms of the Sales Agreement, the amount of shares of our common stock available for sale under the New Form S-3 is now limited to $10.8 million over any rolling 12-month period.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

As of December 31, 2018, we have sold 2,985,056 shares of our common stock resulting in net proceeds of approximately $11.3 million under the Sales Agreement which is net of $273,000 commissions paid to Cantor in connection with these sales. Additionally during the first quarter of 2019, we have sold 2,141,752 shares of our common stock resulting in net proceeds of approximately $4.4 million under the Sales Agreement which is net of $132,000 commissions paid to Cantor in connection with these sales.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2020. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2020, we will need to raise additional capital at some point, either before or after March 31, 2020, to support our operations, on-going clinical studies for both TLANDO and LPCN 1144, compliance with regulatory requirements and long-term research and development and commercialization of TLANDO, if we receive approval of TLANDO from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Additional clinical studies may be required to obtain approval of TLANDO and these studies would put additional demands on our limited capital resources. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization activities sooner than planned. We may consume our capital resources more rapidly if the FDA approval for TLANDO is delayed or denied, or if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if our product candidates receive approval from the FDA. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144. Conversely, our capital resources could last longer if we reduce expenses and the number of activities currently contemplated under our operating plan.

We can raise capital pursuant to the Sales Agreement in the ATM Offering but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

•	further clinical development requirements or other requirements of the FDA related to approval of TLANDO;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities for all of our product candidates, including LPCN 1144;

•	the scope of clinical and other work required to obtain approval of TLANDO and our other product candidates;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
	2018	2017	2016
Cash used in operating activities	$(12,078,825)	$(16,702,015)	$(18,281,938)
Cash provided by investing activities	11,293,281	3,126,020	3,229,125
Cash provided by financing activities	10,652,334	11,226,028	605,870

Net Cash Used in Operating Activities

During the years ended December 31, 2018, 2017 and 2016, net cash used in operating activities was $12.1 million, $16.7 million and $18.3 million, respectively.

Net cash used in operating activities during the years ended December 31, 2018, 2017 and 2016 was primarily attributable to cash outlays to support on-going operations, including research and development expenses and general and administrative expenses. During 2018, we performed activities related to the BRUDAC meeting for TLANDO on January 10, 2018 as well as initiating the ABPM and definitive phlebotomy clinical studies for TLANDO. During 2017, we conducted our DV and DF clinical studies with TLANDO, we resubmitted our NDA with the FDA and we transferred our manufacturing technology to a contract manufacturer for LPCN 1107. During 2016, our TLANDO NDA was under review with the FDA, we conducted a Phase 2b clinical study with LPCN 1111 and we built out our commercial infrastructure and capabilities leading up to our PDUFA date of June 28, 2016 with TLANDO.

Net Cash Provided by Investing Activities

During the years ended December 31, 2018, 2017 and 2016, net cash provided by investing activities was $11.3 million, $3.1 million and $3.2 million, respectively.

Net cash provided by investing activities during 2018, 2017 and 2016 was primarily the result of selling marketable investment securities, net, of $11.3 million, $3.1 million and $3.2 million, respectively, to fund current operations. Capital expenditures for 2018, 2017 and 2016 were zero, zero and $60,000, respectively.

Net Cash Provided by Financing Activities

During the years ended December 31, 2018, 2017 and 2016, net cash provided by financing activities was $10.7 million, $11.2 million and $606,000, respectively.

Net cash provided by financing activities during 2018 was primarily attributable to $10.0 million received in proceeds from the SVB Loan and Security Agreement and the net proceeds from the sale of common stock pursuant to the ATM Offering of $652,000.

Net cash provided by financing activities during 2017 was primarily attributable to net proceeds from the sale of common stock pursuant to the ATM Offering of $10.6 million and proceeds from the exercise of stock options.

Net cash provided by financing activities during 2016 was primarily attributable to proceeds from the exercise of stock options.

Employee stock option exercises provided approximately zero, $581,000 and $606,000 of cash during 2018, 2017 and 2016, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options.

Contractual Commitments and Contingencies

The following table represents our contractual obligations as of December 31, 2018:

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$10,650,000	$3,333,333	$7,316,667	$-	$-
Interest on debt (a)	1,015,409	556,898	458,511	-	-
Purchase obligations	1,214,523	1,214,523	-	-	-
Operating leases	53,460	53,460	-	-	-
Total	$12,933,392	$5,158,214	$7,775,178	$-	$-

(a) Amounts include contractual interest payments using the interest rates as of December 31,2018 applicable to our variable-rate debt.

Long-Term Debt Obligations and Interest on Debt

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate plus one percent per annum, which interest is payable monthly. The loan matures over three years beginning January 1, 2019 and maturing December 1, 2021 and the Company is required to make equal monthly payments of principal and interest for the remaining term of the loan. The Company will also be required to pay an additional final payment equal to $650,000 (the “Final Payment Charge”) at maturity.

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On January 2, 2019, we modified and extended the lease through February 28, 2020.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this pronouncement effective January 1, 2017, and it did not have any effect on our financial position or results of operations for the years ending December 31, 2018, 2017 and 2016. We did not recognize any revenue during 2017 and 2016 and limited revenue in 2018 under a licensing agreement with Spriaso LLC.

We may provide research and development services under collaboration arrangements to advance the development of jointly owned products. We record the expenses incurred and reimbursed on a net basis in research and development expense.

As of December 31, 2018, we do not have any active collaboration agreements except for an agreement to provide joint research and development services which was assigned to Spriaso LLC as described in Note 13 of Lipocine Inc.’s annual financial statements included in this filing.

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

As of December 31, 2018, there was $1.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our Incentive Plan. Additionally as of December 31, 2018, there was $1.3 million of total unrecognized compensation cost related to unvested restricted stock units that have either time based or performance vesting.

Accounting Standards Issued Not Adopted

Refer to Note 14 in “Notes to Consolidated Financial Statements” for a discussion of new accounting standards.

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

Additionally in January 2018, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $154,000 increase in interest expense, while a one percent decrease in the prime rate would result in a $154,000 decrease in interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LIPOCINE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lipocine, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lipocine Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Tanner LLC

We have served as the Company’s auditor since 2018

Salt Lake City, Utah

March 6, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lipocine Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lipocine Inc. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2011 to 2017.

Salt Lake City, Utah
March 12, 2018

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,077,539	$3,210,749
Restricted cash	5,000,000	-
Marketable investment securities	7,173,037	18,257,321
Accrued interest income	38,514	23,067
Litigation insurance recovery	-	3,319,927
Prepaid and other current assets	520,113	408,227

Total current assets	20,809,203	25,219,291

Property and equipment, net of accumulated depreciation of $1,124,700 and $1,121,080, respectively	18,997	75,070
Other assets	23,753	30,753

Total assets	$20,851,953	$25,325,114

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$671,280	$598,070
Litigation settlement payable	-	4,250,000
Accrued expenses	487,135	1,497,056
Debt - current portion	3,333,333	-

Total current liabilities	4,491,748	6,345,126

Debt - non-current portion	6,926,532	-

Total liabilities	11,418,280	6,345,126

Commitments and contingencies (notes 6, 9 and 12)

Stockholders' equity:

Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 21,737,196 and 21,270,249 issued and 21,731,486 and 21,264,539 outstanding	2,174	2,127
Additional paid-in capital	147,533,019	145,423,012
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(963)	(4,616)
Accumulated deficit	(138,059,845)	(126,399,823)

Total stockholders' equity	9,433,673	18,979,988

Total liabilities and stockholders' equity	$20,851,953	$25,325,114

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years Ending December 31, 2018, 2017, and 2016

	2018	2017	2016

Revenues:
License revenue	$428,031	$-	$-
Total revenues	428,031	-	-

Operating expenses:
Research and development	6,464,708	11,004,281	8,076,053
General and administrative	5,289,142	10,213,695	10,382,146
Restructuring costs	-	-	728,635
Total operating expenses	11,753,850	21,217,976	19,186,834
Operating loss	(11,325,819)	(21,217,976)	(19,186,834)

Other income (expense), net	(333,503)	235,816	216,078

Loss before income tax expense	(11,659,322)	(20,982,160)	(18,970,756)

Income tax expense	(700)	(700)	(752)

Net loss	$(11,660,022)	$(20,982,860)	$(18,971,508)

Basic loss per share attributable to common stock	$(0.55)	$(1.05)	$(1.04)

Weighted average common shares outstanding,	21,352,339	20,051,934	18,258,149
basic

Diluted loss per share attributable to common stock	$(0.55)	$(1.05)	$(1.04)

Weighted average common shares outstanding, diluted	21,352,339	20,051,934	18,258,149

Comprehensive loss:
Net loss	$(11,660,022)	$(20,982,860)	$(18,971,508)
Unrealized net gain on available-for-sale securities	3,653	3,877	24,407
Comprehensive loss	$(11,656,369)	$(20,978,983)	$(18,947,101)

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ending December 31, 2018, 2017 and 2016

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

Balances at December 31, 2015	18,244,746	$1,825	5,710	$(40,712)	$128,502,659	$(32,900)	$(86,445,455)	$41,985,417

Net loss	-	-	-	-	-	-	(18,971,508)	(18,971,508)

Unrealized net gain on marketable investment securities	-	-	-	-	-	24,407	-	24,407

Stock-based compensation	-	-	-	-	2,372,615	-	-	2,372,615

Option exercises	208,869	21	-	-	605,849	-	-	605,870

Vesting of restricted stock awards	3,000	-	-	-	-	-	-	-

Balances at December 31, 2016	18,456,615	$1,846	5,710	$(40,712)	$131,481,123	$(8,493)	$(105,416,963)	$26,016,801

Net loss	-	-	-	-	-	-	(20,982,860)	(20,982,860)

Unrealized net gain on marketable investment securities	-	-	-	-	-	3,877	-	3,877

Stock-based compensation	-	-	-	-	2,716,142	-	-	2,716,142

Option exercises	206,813	21	-	-	581,124	-	-	581,145

Vesting of restricted stock units	83,002	8	-	-	(8)	-	-	-

Common stock sold through ATM offering	2,518,109	252	-	-	10,644,631	-	-	10,644,883

Balances at December 31, 2017	21,264,539	$2,127	5,710	$(40,712)	$145,423,012	$(4,616)	$(126,399,823)	$18,979,988

Net loss	-	-	-	-	-	-	(11,660,022)	(11,660,022)

Unrealized net gain on marketable investment securities	-	-	-	-	-	3,653	-	3,653

Stock-based compensation	-	-	-	-	1,457,720	-	-	1,457,720

Common stock sold through ATM offering	466,947	47	-	-	652,287	-	-	652,334

Balances at December 31, 2018	21,731,486	$2,174	5,710	$(40,712)	$147,533,019	$(963)	$(138,059,845)	$9,433,673

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ending December 31, 2018, 2017 and 2016

	2018	2017	2016

Cash flows from operating activities:

Net loss	$(11,660,022)	$(20,982,860)	$(18,971,508)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	18,595	28,370	31,960
Stock-based compensation expense	1,457,720	2,716,142	2,372,615
Loss on disposition of property and equipment	37,478	-	-
Non-cash interest expense	259,865	-	-
Accretion (amortization) of premium/discount on marketable investment securities	(198,344)	(99,894)	224,482

Changes in operating assets and liabilities:
Accrued interest income	(15,447)	15,876	105,593
Litigation insurance recovery	3,319,927	(3,319,927)	-
Prepaid and other current assets	(111,886)	(78,679)	20,612
Accounts payable	73,210	352,155	(261,152)
Litigation settlement payable	(4,250,000)	4,250,000	-
Accrued expenses	(1,009,921)	416,802	(1,804,540)

Cash used in operating activities	(12,078,825)	(16,702,015)	(18,281,938)

Cash flows from investing activities:

Refund (payment) of rental deposit	7,000	-	(7,000)
Purchases or disposal of property and equipment	-	-	(59,650)
Purchases of marketable investment securities	(25,552,679)	(33,055,980)	(25,272,225)
Maturities of marketable investment securities	36,838,960	36,182,000	28,568,000

Cash provided by investing activities	11,293,281	3,126,020	3,229,125

Cash flows from financing activities:

Proceeds from debt	10,000,000	-	-
Proceeds from stock option exercises	-	581,145	605,870
Net proceeds from sale of common stock through ATM	652,334	10,644,883	-

Cash provided by financing activities	10,652,334	11,226,028	605,870

Net increase (decrease) in cash and cash equivalents	9,866,790	(2,349,967)	(14,446,943)

Cash, cash equivalents and restricted cash at beginning of period	3,210,749	5,560,716	20,007,659

Cash, cash equivalents and restricted cash at end of period	$13,077,539	$3,210,749	$5,560,716

Supplemental disclosure of cash flow information:
Interest paid	533,542	-	-
Income taxes paid	700	700	752

Supplemental disclosure of non-cash investing and financing activities:
Unrealized net gain on marketable investment securities	3,653	3,877	24,407
Accrued final payment charge on debt	259,865	-	-

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

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

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Cash equivalents were $7.3 million and $2.2 million at December 31, 2018 and 2017.

(c)	Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company maintains an allowance for doubtful accounts for estimated losses. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and their customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company had no write-offs in 2018, 2017 and 2016 and the Company did not record an allowance for doubtful accounts as of December 31, 2018 and 2017 as there were no accounts receivable outstanding. The Company does not have any off-balance-sheet credit exposure related to its customers.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(2)	Summary of Significant Accounting Policies – (continued)

(d)	Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this pronouncement effective January 1, 2017 and it did not have any effect on the Company's financial position or results of operations for the years ending December 31, 2017 and 2016 as no revenue was recognized during these years.

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

DECEMBER 31, 2018, 2017 and 2016

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

The Company recognizes stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under the Company’s Incentive Plan to employees and nonemployee members of the Company’s board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, the Company has granted performance-based stock option awards and restricted stock units, which vest based upon the Company satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, the Company estimates that these options or units will vest, which is based on whether the Company considers the performance conditions to be probable of attainment. The Company’s estimates of the number of performance-based options or units that will vest will be revised, if necessary, in subsequent periods. In addition, the Company grants stock options to nonemployee consultants from time to time in exchange for services performed for the Company. Equity instruments granted to nonemployees are valued based on the grant-date fair value of the awards.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $1.5 million, $2.7 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, allocated as follows:

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(2)	Summary of Significant Accounting Policies – (continued)

	Year Ended
	2018	2017	2016
Research and development	$587,437	$794,367	$629,400
General and administrative	870,283	1,921,775	1,691,949
Restructuring costs	-	-	51,266

	$1,457,720	$2,716,142	$2,372,615

The Company issued 423,000 stock options, 543,000 stock options and 990,000 stock options, respectively, during the years ended December 31, 2018, 2017 and 2016. Additionally, the Company issued 540,000 and 287,000 restricted stock units, respectively, during the years ended December 31, 2018 and 2017 and did not issue any restricted stock units during the year ended December 31, 2016.

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

For options granted in 2018, 2017 and 2016, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2018	2017	2016
Expected term	5.78 years	5.85 years	5.84 years
Risk-free interest rate	2.80%	2.13%	1.76%
Expected dividend yield	—	—	—
Expected volatility	83.56%	80.54%	84.26%

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(2)	Summary of Significant Accounting Policies – (continued)

As of December 31, 2018, there was $1.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.01 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the years ended December 31, 2018, 2017 and 2016 was approximately $1.01 per share, $2.45 per share and $6.06 per share, respectively. Additionally, as of December 31, 2018, there was $1.3 million of total unrecognized compensation cost related to unvested restricted stock units that have either time-based vesting or performance vesting.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 and 2017:

		Fair value measurements at reporting date using
	December 31, 2018	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds and corporate bonds	$7,331,005	$4,835,433	$2,495,572	$-

Government treasury bills	897,381	897,381	-	-

Corporate bonds, notes and commercial paper	6,275,656	-	6,275,656	-

	$14,504,042	$5,732,814	$8,771,228	$-

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(2)	Summary of Significant Accounting Policies – (continued)

	December 31,	Fair value measurements at reporting date using
	2017	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,171,814	$2,171,814	$-	$-

Government bonds and notes	4,741,690	4,741,690	-	-

Corporate bonds, notes and commercial paper	13,515,631	-	13,515,631	-
	$20,429,135	$6,913,504	$13,515,631	$-

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the years ended December 31, 2018 and 2017.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(2)	Summary of Significant Accounting Policies – (continued)

(j)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants, and unvested restricted stock units to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Basic loss per share attributable to common stock:
Numerator
Net loss	$(11,660,022)	$(20,982,860)	$(18,971,508)

Denominator
Weighted avg. common shares outstanding	21,352,339	20,051,934	18,258,149

Basic loss per share attributable to common stock	$(0.55)	$(1.05)	$(1.04)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(11,660,022)	$(20,982,860)	$(18,971,508)

Denominator
Weighted avg. common shares outstanding	21,352,339	20,051,934	18,258,149

Diluted loss per share attributable to common stock	$(0.55)	$(1.05)	$(1.04)

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(2)	Summary of Significant Accounting Policies – (continued)

The computation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 does not include stock options and unvested restricted stock units to purchase shares in the computation of diluted earnings per share because these instruments were antidilutive:

	December 31,
	2018	2017	2016
Stock options	2,424,617	2,374,449	2,225,850
Unvested restricted stock awards	—	—	—
Unvested restricted stock units	682,124	203,998	—

(k)	Segment Information

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

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. Debt securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2018 and 2017 were as follows:

December 31, 2018	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$897,481	$-	$(100)	$897,381
Corporate bonds, notes and commercial paper	6,276,535	-	(879)	6,275,656

	$7,174,016	$-	$(979)	$7,173,037

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(3)	Marketable Investment Securities - (continued)

December 31, 2017	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government bonds and notes	$4,744,566	$-	$(2,876)	$4,741,690
Corporate bonds, notes and commercial paper	13,517,371	-	(1,740)	13,515,631

	$18,261,937	$-	$(4,616)	$18,257,321

Maturities of debt securities classified as available-for-sale securities at December 31, 2018 are as follows:

	Amortized Cost	Aggregate fair value
Due within one year	$7,174,016	$7,173,037
	$7,174,016	$7,173,037

There were no sales of marketable investment securities during the years ended December 31, 2018, 2017 and 2016 and therefore no realized gains or losses. Additionally, $36.8 million, $36.2 million and $28.6 million of marketable investment securities matured during the years ended December 31, 2018, 2017 and 2016, respectively. The Company determined there were no other-than-temporary impairments for the years ended December 31, 2018, 2017 and 2016.

(4)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the years ended December 31, 2018, 2017 and 2016.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $4.1 million, $8.5 million and $5.5 million under these agreements in 2018, 2017 and 2016 and has recorded these expenses in research and development expenses.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

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

(6)	Loan and Security Agreement

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (6.5% as of December 31, 2018), which interest is payable monthly. The loan matures on December 1, 2021. The Company is only required to make monthly interest payments until December 31, 2018, following which the Company will be required to also make equal monthly payments of principal and interest for the remainder of the term. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and is being recognized as an increase to the principal balance with a corresponding charge to interest expense over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(6)	Loan and Security Agreement – (continued)

Principal payments on debt at December 31, 2018, are as follows:

Years Ending December 31,	Amount (in thousands)
2019	$3,333
2020	3,333
2021	3,334
Thereafter	—
$10,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

December 31, 2018

Cash and cash equivalents	$8,077,539
Restricted cash	5,000,000
Cash, cash equivalents, and retricted cash shown in the statement of cash flows	$13,077,539

Amounts included in restricted cash represent those required to be set aside by the Loan and Security Agreement. The restriction will lapse if and when TLANDO is approved by the FDA.

(7)	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2017
Computer equipment and software	$43,361	$43,361
Lab and office equipment	1,048,932	1,048,932
Furniture and fixtures	51,404	103,857
	1,143,697	1,196,150

Less accumulated depreciation	(1,124,700)	(1,121,080)
	$18,997	$75,070

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $19,000, $28,000 and $32,000.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(8)	Income Taxes

(a)	Income Tax Expense

Income tax expense consists of:

	December 31,
	2018	2017	2016

U.S. federal	$-	$-	$-
State and local	700	700	752
Deferred	-	-	-
Total	$700	$700	$752

(b)	Tax Rate Reconciliation

Income tax expense was $700, $700 and $752, respectively, for the years ended December 31, 2018, 2017 and 2016 and differed from the amounts computed by applying the U.S. federal income tax rate of 21%, 34%, and 34% for 2018, 2017, and 2016, respectively, to pretax income from continuing operations as a result of the following:

	December 31,
	2018	2017	2016

Computed "expected" tax expense (benefit)	$(2,448,457)	$(7,133,934)	$(6,450,075)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	2,671,563	(6,173,708)	6,709,591
Difference associated with federal rate change	-	13,240,342	-
State and local income taxes, net of federal income tax benefit	553	462	496
Stock expense	136,903	684,854	200,002
Research and development tax credits	(266,163)	(394,470)	(337,968)
Orphan drug tax credit	(95,822)	(227,109)	(127,641)
Other, net	2,123	4,263	6,347
	$700	$700	$752

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(8)	Income Taxes – (continued)

(c)	Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below.

	December 31,
	2018	2017

Deferred tax assets:
Stock-based compensation	$1,540,215	$1,330,706
Net operating loss carryforwards	27,397,503	25,395,518
Employee benefits	48,294	54,729
Research and development tax credits	3,362,473	3,012,081
Orphan drug tax credits	1,144,583	1,023,290
Plant and equipment	234	-
Other deductible tempory differences	378	104
Total gross deferred tax assets	33,493,680	30,816,428
Less valuation allowance	(33,493,680)	(30,813,270)
Net deferred tax assets	-	3,158
Deferred tax liabilities:
Plant and equipment	-	(3,158)
Total gross deferred tax liabilities	-	(3,158)
Net deferred tax liabilities	$-	$-

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

The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $33.5 million and $30.8 million. The net change in the valuation allowance was an increase of $2.7 million in 2018 and a decrease of $5.1 million in 2017. A valuation allowance has been provided for the full amount of the Company’s net deferred tax assets as the Company believes it is more likely than not that these benefits will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(8)	Income Taxes – (continued)

During the year ended December 31, 2013, the Company experienced a change in ownership, as defined by the Internal Revenue Code, as amended (the “Code”) under Section 382. A change of ownership occurs when ownership of a company increases by more than 50 percentage points over a three-year testing period of certain stockholders. As a result of this ownership change, we determined that our annual limitation on the utilization of our federal net operating loss (“NOL”) and credit carryforwards is approximately $1.1 million per year. We will only be able to utilize $20.2 million of our pre-ownership change NOL carryforwards and will forgo utilizing $5.5 million of our pre-ownership change NOL carryforwards and $1.2 million of our pre-change credit carryforwards as a result of this ownership change. We do not account for forgone NOL and credit carryovers in our deferred tax assets and only account for the NOL and credit carryforwards that will not expire unutilized as a result of the restrictions of Code Section 382.

As of December 31, 2018, we had NOL and research and development credit carryforwards for U.S. federal income tax reporting purposes of approximately $106.6 million and $2.3 million, respectively. Approximately $25.7 million of the NOL will expire between 2023 and 2033 and $70.8 million of the NOL will expire 2034 through 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, NOL’s generated in 2018 and subsequent years have an unlimited carryforward therefore the 2018 NOL of $10.1 million can be carried forward indefinitely. The research and development credits will begin to expire in 2033 through 2038. We have orphan drug credit carry forwards of approximately $1.1 million which will expire if unused through 2038.

We also have state NOL and research and development credit carry-forwards of approximately $100.2 million and $1.1 million, respectively. Approximately $194,000 of the Company's state NOL expires in 2019, $37.5 million expires between 2020 and 2029, and $62.4 million will expire in 2030 through 2033. The state research and development credits expire in 2023 through 2032.

The Company's federal and state income tax returns for December 31, 2015 through 2018 are open tax years.

A reconciliation of the beginning and ending amount of total unrecognized tax contingencies, excluding interest and penalties, for the years ended December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017

Balance, beginning of year	$-	$-

Balance, end of year	$-	$-

(9)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018, on February 8, 2018, the Company extended the lease through February 28, 2019 and on January 2, 2019, the Company extended the lease through February 28, 2020. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018. The Company vacated the Lawrenceville, New Jersey office on January 31, 2018.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 are:

Operating
leases
Year ending December 31:
2019	53,460

Total minimum lease payments	$53,460

The Company’s rent expense was $323,000, $379,000 and $374,000 for the years ended December 31, 2018, 2017 and 2016.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(10)	Stockholders’ Equity

(a)	Issuance of Common Stock

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

As of December 31, 2018, we had sold an aggregate of 2,985,056 shares at a weighted-average sales price of $3.94 per share under the ATM for aggregate gross proceeds of $11.8 million and net proceeds of $11.3 million, after deducting sales agent commission and discounts and our other offering costs. During the year ended December 31, 2018, the Company sold an aggregate of 466,947 shares at a weighted-average sales price of $1.45 per share under the ATM for aggregate gross proceeds of $678,000 and $652,000 in net proceeds. During the year ended December 31, 2017, the Company sold an aggregate of 2,518,109 shares at a weighted-average sales price of $4.40 per share under the ATM for aggregate gross proceeds of $11.1 million and $10.6 million in net proceeds. Subsequent to December 31, 2018, the Company has sold an aggregate of 2,141,752 shares at a weighted-average sales price of $2.14 per share under the ATM for aggregate gross proceeds of $4.6 million and $4.4 million in net proceeds.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(10)	Stockholders’ Equity – (continued)

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

The Company will be entitled to redeem the Rights at $0.001 per Right at any time prior to the time an Acquiring Person becomes such. The terms of the Rights are set forth in the Rights Agreement, which is summarized in the Company's Current Report on Form 8-K dated November 13, 2015. The rights plan was originally set to expire on November 12, 2018; however, on November 5, 2018 our Board of Directors approved an Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 5, 2021, unless the rights are earlier redeemed or exchanged by the Company.

(c)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 3,221,906 shares are authorized for issuance under the 2014 Plan, with 794,814 shares remaining available for grant as of December 31, 2018.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(10)	Stockholders’ Equity – (continued)

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2017	2,374,449	$5.64
Options granted	423,000	1.42
Options exercised	-	-
Options forfeited	(259,913)	4.05
Options cancelled	(112,919)	7.15
Balance at December 31, 2018	2,424,617	5.00

Options exercisable at December 31, 2018	1,693,892	6.12

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,424,617	6.54	$5.00	$15,350	1,693,892	5.33	$6.12	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016 was $223,000 and $216,000. There were zero, 206,813 and 208,869 stock options exercised during the years ended December 31, 2018, 2017 and 2016.

(d)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted stock units

Balance at December 31, 2017	203,998
Granted	540,000
Vested	-
Cancelled	(61,874)
Balance at December 31, 2018	682,124

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(11)	401(k) Plan

On January 1, 2002, the Company adopted a tax qualified employee savings and retirement plan (the “401(k) Plan”) covering eligible employees. Pursuant to the 401(k) Plan, employees may elect to reduce current compensation by a percentage of eligible compensation, not to exceed legal limits, and contribute the amount of such reduction to the 401(k) Plan. Beginning April 1, 2014, the 401(k) Plan was amended to require matching contributions to the 401(k) Plan by the Company on behalf of the participants of 100 percent Company match on up to four percent of an employee's compensation computed on a per pay period basis. The Company contributed $84,000, $82,000 and $128,000, respectively, to the 401(k) Plan during the years ended December 31, 2018, 2017 and 2016.

(12)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

On July 2, 2018 the court signed a final order approving the parties’ agreement to settle the purported securities class action litigation captioned In re Lipocine Inc. Securities Litigation, 2:17CV00182 DB (D. Utah) which was originally filed against the Company on July 1, 2016. The final order issued by the court specifically finds that the settlement set forth in the parties’ stipulation is fair, reasonable, adequate, and in the best interests of the Class, and resolves all of the claims that were or could have been brought in the action being settled. The Company maintains insurance for claims of this nature. When the Company signed the memorandum of understanding to settle the purported securities class action litigation, the potential liability became probable and estimable. The Company recorded a litigation settlement liability for $4.3 million as of December 31, 2017. Additionally, the Company recorded a litigation insurance settlement recovery receivable of $3.3 million as of December 31, 2017 which represented the estimated insurance claims proceeds from our insurance carrier in excess of the Company’s retention. As of December 31, 2018, the Company and the insurance carrier have remitted the full balance of the litigation settlement and, as such, the litigation settlement liability and litigation insurance receivable have zero balances.

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the Company’s current and former officers and directors as well as the Company as a Nominal Defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination of purportedly false and misleading statements relating to the filing of the NDA for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to the Company’s corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  The Company intends to vigorously defend itself against these allegations and has not recorded a liability related to this derivative complaint as the outcome is not probable nor can an estimate be made of loss, if any.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(13)	Agreement with Spriaso, LLC

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017 on January 23, 2018, July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company received reimbursements of $5,000, $31,000 and $3,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, during the years ended December 31, 2018, 2017 and 2016, the Company received $428,000, zero and zero, respectively, in royalty payments from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(14)	Accounting Pronouncements Issued Not Yet Adopted

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

In February 2016, FASB issued ASU 2016-02, Leases, which provides new guidance for lease accounting including recognizing most leases on-balance sheet. The standard becomes effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company does not have any lease that extends beyond December 31, 2018 other than its facility lease that was extended in January 2019 for a period of one-year until February 28, 2020. The Company plans to adopt this pronouncement effective January 1, 2019 and does not believe it will have a material effect on the Company's financial position or results of operations.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 and 2016

(15)	Selected Quarterly Financial Information (Unaudited)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2018 and 2017:

2018	First	Second	Third	Fourth
Total revenues	$428,031	$-	$-	$-
Operating loss	(2,636,986)	(3,164,410)	(2,353,056)	(3,171,367)
Net loss	(2,719,971)	(3,255,501)	(2,459,072)	(3,225,478)
Basic loss per share attributable to common stock	(0.13)	(0.15)	(0.12)	(0.15)
Diluted loss per share attributable to common stock	(0.13)	(0.15)	(0.12)	(0.15)

2017	First	Second	Third	Fourth
Operating loss	$(4,908,915)	$(6,140,618)	$(4,766,059)	$(5,402,384)
Net loss	(4,861,260)	(6,089,766)	(4,700,248)	(5,331,586)
Basic loss per share attributable to common stock	(0.26)	(0.31)	(0.22)	(0.25)
Diluted loss per share attributable to common stock	(0.26)	(0.31)	(0.22)	(0.25)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of December 31, 2018.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Change in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders, under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" and is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Independence of the Board" and is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders, under the caption "Principal Accountant Fees and Services" and is incorporated into this item by reference.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

4.2	Amended and Restated Stockholder Rights Agreement dated as of November 5, 2018 by and between the Company and American Stock Transfer & Trust Company, LLC.	10-Q	001-36357	4.1	11/7/2018

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2**	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3**	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4**	Form of Restricted Stock Unit Agreement and Notice under the 2011 Equity Incentive Plan	10-K	001-36357	10.4	3/31/2014

10.5**	Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	S-8	333-197421	99.1	7/15/2014

10.6	Assignment and Assumption of Lease, dated August 6, 2004, by and between Lipocine Inc. and Genta Salus LLC	8-K	333-178230	10.4	7/25/2013

10.7	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.8**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.9	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

10.10	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.11	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.12	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.13+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.14**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.15**	Amended and Restated Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Morgan Brown	8-K	000-550920	10.2	1/7/2014

10.16**	Second Amended and Restated Lipocine Inc. 2014 Stock Incentive Plan	10-Q	001-36357	10.1	8/9/2016

10.17	Commercial Manufacturing Services and Supply Agreement, dated March 3, 2016, by and between Lipocine Inc. and M.W. Encap Ltd.	10-Q	001-36357	10.1	5/9/2016

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.18	Controlled Equity OfferingSM Sales Agreement, dated March 6, 2017, by and between Lipocine Inc. and Cantor Fitzgerald & Co.	10-K	001-36357	10.22	3/6/2017

10.19**	Second Amended and Restated Executive Employment Agreement, dated March 3, 2017, by and between Lipocine Inc. and Morgan Brown	10-K	001-36357	10.23	3/6/2017

10.20**	Executive Employment Agreement, dated March 3, 2017, by and between Lipocine Inc. and Gregory Bass.	10-K	001-36357	10.24	3/6/2017

10.21**	Vice President Employment Agreement, dated November 5, 2018, by and between Lipocine Inc. and Nachiappan Chidambaram.	10-Q	001-36357	10.1	11/7/18

10.22	Loan and Security Agreement dated January 5, 2018	8-K	001-36357	10.1	1/9/2018

10.23**	Third Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	10-Q	001-36357	10.1	8/7/2018

16.1	Letter from KPMG LLP to the Securities and Exchange Commission, dated June 29, 2018	8-K	001-36357	16.1	6/29/2018

21.1*	Subsidiaries

23.1*	Consent of Tanner LLC

23.2*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Management contract or compensation plan or arrangement
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: March 6, 2019	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 6, 2019	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mahesh V. Patel Mahesh V. Patel	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 6, 2019

/s/ Morgan R. Brown Morgan R. Brown	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2019

/s/ Jeffrey A. Fink Jeffrey A. Fink	Director	March 6, 2019

/s/ John Higuchi John Higuchi	Director	March 6, 2019

/s/ Stephen A. Hill Stephen A. Hill	Director	March 6, 2019

/s/ R. Dana Ono R. Dana Ono	Director	March 6, 2019

