Form 10-Q
period 2019-03-31
Lipocine Inc.
filed 2019-05-08
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LPCN	The NASDAQ Stock Market LLC

Outstanding Shares

As of May 6, 2019, the registrant had 21,574,953 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$8,222,103	$8,077,539
Restricted cash	5,000,000	5,000,000
Marketable investment securities	9,300,338	7,173,037
Accrued interest income	16,369	38,514
Prepaid and other current assets	411,409	520,113
Total current assets	22,950,219	20,809,203

Property and equipment, net of accumulated depreciation of $1,128,561 and $1,124,700, respectively	15,136	18,997
Other assets	23,753	23,753
Total assets	$22,989,108	$20,851,953

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$517,725	$671,280
Accrued expenses	426,186	487,135
Debt - current portion	3,333,333	3,333,333
Total current liabilities	4,277,244	4,491,748

Debt - non-current portion	6,160,170	6,926,532
Total liabilities	10,437,414	11,418,280

Commitments and contingencies (notes 7, 8 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 24,580,663 and 21,737,196 issued and 24,574,953 and 21,731,486 outstanding	2,458	2,174
Additional paid-in capital	153,872,876	147,533,019
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive income (loss)	1,389	(963)
Accumulated deficit	(141,284,317)	(138,059,845)
Total stockholders' equity	12,551,694	9,433,673

Total liabilities and stockholders' equity	$22,989,108	$20,851,953

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues:
License revenue	$-	$428,031
Total revenues	-	428,031

Operating expenses:
Research and development	1,949,321	1,377,527
General and administrative	1,175,927	1,687,490
Total operating expenses	3,125,248	3,065,017
Operating loss	(3,125,248)	(2,636,986)

Other income (expense):
Interest and investment income	125,265	110,181
Interest expense	(223,789)	(192,466)
Total other expense, net	(98,524)	(82,285)
Loss before income tax expense	(3,223,772)	(2,719,271)
Income tax expense	(700)	(700)
Net loss	$(3,224,472)	$(2,719,971)

Basic loss per share attributable to common stock	$(0.14)	$(0.13)
Weighted average common shares outstanding, basic	23,383,008	21,264,539

Diluted loss per share attributable to common stock	$(0.14)	$(0.13)
Weighted average common shares outstanding, diluted	23,383,008	21,264,539

Comprehensive loss:
Net loss	$(3,224,472)	$(2,719,971)
Net unrealized gain (loss) on available-for-sale securities	2,352	(15,035)

Comprehensive loss	$(3,222,120)	$(2,735,006)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity

Balances at December 31, 2017	21,264,539	$2,127	5,710	$(40,712)	$145,423,012	$(4,616)	$(126,399,823)	$18,979,988

Net loss	-	-	-	-	-	-	(2,719,971)	(2,719,971)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(15,035)	-	(15,035)

Stock-based compensation	-	-	-	-	427,280	-	-	427,280

Balances at March 31, 2018	21,264,539	$2,127	5,710	$(40,712)	$145,850,292	$(19,651)	$(129,119,794)	$16,672,262

Balances at December 31, 2018	21,731,486	$2,174	5,710	$(40,712)	$147,533,019	$(963)	$(138,059,845)	$9,433,673

Net loss	-	-	-	-	-	-	(3,224,472)	(3,224,472)

Unrealized net gain on marketable investment securities	-	-	-	-	-	2,352	-	2,352

Stock-based compensation	-	-	-	-	276,927	-	-	276,927

Common stock sold through ATM offering	2,843,467	284	-	-	6,062,930	-	-	6,063,214

Balances at March 31, 2019	24,574,953	$2,458	5,710	$(40,712)	$153,872,876	$1,389	$(141,284,317)	$12,551,694

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:

Net loss	$(3,224,472)	$(2,719,971)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	3,861	5,261
Loss on disposition of property and equipment	-	37,478
Stock-based compensation expense	276,927	427,280
Non-cash interest expense	66,971	64,966
Amortization of discount on marketable investment securities	(42,511)	(48,863)

Changes in operating assets and liabilities:
Accrued interest income	22,145	(24,182)
Prepaid and other current assets	108,704	160,248
Accounts payable	(153,555)	(209,714)
Litigation insurance recovery	-	(246,722)
Accrued expenses	(60,949)	(1,191,992)
Cash used in operating activities	(3,002,879)	(3,746,211)

Cash flows from investing activities:

Refund of rental deposit	-	7,000
Purchases of marketable investment securities	(6,782,438)	(13,210,225)
Maturities of marketable investment securities	4,700,000	12,300,000
Cash used in investing activities	(2,082,438)	(903,225)

Cash flows from financing activities:

Proceeds from debt agreement		10,000,000
Debt repayments	(833,333)	-
Net proceeds from common stock offering	6,063,214	-

Cash provided by financing activities	5,229,881	10,000,000

Net increase in cash and cash equivalents	144,564	5,350,564

Cash and cash equivalents and restricted cash at beginning of period	13,077,539	3,210,749

Cash and cash equivalents and restricted cash at end of period	$13,222,103	$8,561,313

Supplemental disclosure of cash flow information:
Interest paid	$156,818	$127,500
Income taxes paid	700	700

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain (loss) on available-for-sale securities	$2,352	$(15,035)
Accrued final payment charge on debt	66,971	64,966

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2019.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2018.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Basic loss per share attributable to common stock:
Numerator
Net loss	$(3,224,472)	$(2,719,971)

Denominator
Weighted avg. common shares outstanding	23,383,008	21,264,539

Basic loss per share attributable to common stock	$(0.14)	$(0.13)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(3,224,472)	$(2,719,971)
Denominator
Weighted avg. common shares outstanding	23,383,008	21,264,539

Diluted loss per share attributable to common stock	$(0.14)	$(0.13)

The computation of diluted loss per share for the three months ended March 31, 2019 and 2018 does not include the following stock options and unvested restricted stock units to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	March 31,
	2019	2018
Stock options	2,335,972	2,374,449
Unvested restricted stock units	682,124	203,998

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2019 and December 31, 2018 were as follows:

March 31, 2019	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$2,524,442	$806	$-	$2,525,248
Corporate bonds, notes and commercial paper	6,774,507	583	-	6,775,090
	$9,298,949	$1,389	$-	$9,300,338

December 31, 2018	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$897,481	$-	$(100)	$897,381
Corporate bonds, notes and commercial paper	6,276,519	-	(863)	6,275,656
	$7,174,000	$-	$(963)	$7,173,037

Maturities of debt securities classified as available-for-sale securities at March 31, 2019 are as follows:

March 31, 2019	Amortized Cost	Aggregate fair value
Due within one year	$9,298,949	$9,300,338
	$9,298,949	$9,300,338

There were no sales of marketable investment securities during the three months ended March 31, 2019 and 2018 and therefore no realized gains or losses. Additionally, $4.7 million and $12.3 million of marketable investment securities matured during the three months ended March 31, 2019 and 2018, respectively. The Company determined there were no other-than-temporary impairments for the three months ended March 31, 2019 and 2018.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

		Fair value measurements at reporting date using
	March 31, 2019	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds and corporate bonds	$7,291,514	$3,598,046	$3,693,468	$-

Government treasury bills	2,525,248	2,525,248	-	-

Corporate bonds, notes and commercial paper	6,775,090	-	6,775,090	-
	$16,591,852	$6,123,294	$10,468,558	$-

		Fair value measurements at reporting date using
	December 31, 2018	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds and corporate bonds	$7,331,005	$4,835,433	$2,495,572	$-

Government treasury bills	897,381	897,381	-	-

Corporate bonds, notes and commercial paper	6,275,656	-	6,275,656	-
	$14,504,042	$5,732,814	$8,771,228	$-

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

Government treasury bills: The Company uses a third-party pricing service to value these investments. United States Treasury bills are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets for identical assets and reportable trades.

Corporate bonds, notes, and commercial paper: The Company uses a third-party pricing service to value these investments. The pricing service utilizes broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the three months ended March 31, 2019.

(5)	Loan and Security Agreement

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (6.5% as of March 31, 2019), which interest is payable monthly. The loan matures on December 1, 2021. The Company was only required to make monthly interest payments until December 31, 2018, following which the Company is required to also make equal monthly payments of principal and interest for the remainder of the term. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and is being recognized as an increase to the principal balance with a corresponding charge to interest expense over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid.

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

Principal payments on debt at March 31, 2019, are as follows:

Years Ending December 31,	Amount (in thousands)
2019	$2,500
2020	3,333
2021	3,334
Thereafter	—
$9,167

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

March 31, 2019
Cash and cash equivalents	$8,222,103
Restricted cash	5,000,000
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$13,222,103

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

At March 31, 2019 and December 31, 2018, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three months ended March 31, 2019 and 2018.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $1.4 million and $732,000, respectively, for the three months ended March 31, 2019 and 2018 under these agreements and has recorded these expenses in research and development expenses.

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

Future minimum lease payments under non-cancellable operating leases as of March 31, 2019 are:

Operating
leases
Year ending December 31:
2019	247,787
2020	55,064
Total minimum lease payments	$302,851

The Company’s rent expense was $81,000 and $83,000 for the three months ended March 31, 2019 and 2018.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

In March 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at the market” (“ATM”), equity offering program, under which Cantor acts as sales agent. The shares of common stock to be sold under the Sales Agreement were originally sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-199093) (the “Prior Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. On October 13, 2017, the Company filed a Form S-3 (File No. 333-220942) (the “New Form S-3”) to replace the Existing Form S-3.  The New Form S-3 has been declared effective by the Securities and Exchange Commission, and the Prior Form S-3 has been terminated.  The New Form S-3 registered the sale of up to $150.0 million of any combination of common stock, preferred stock, debt securities, warrants and units pursuant to a shelf registration statement.  The New Form S-3 also contains a prospectus pursuant to which we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent, pursuant to the Sales Agreement.  On September 20, 2018, the Company filed a prospectus supplement in which the Company disclosed that as a result of the limitations of General Instruction I.B.6. of Form S-3, and in accordance with the terms of the Sales Agreement, the amount of shares of our common stock available for sale under the New Form S-3 is now limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period.

As of March 31, 2019, we had sold an aggregate of 5,828,523 shares at a weighted-average sales price of $3.09 per share under the ATM for aggregate gross proceeds of $18.0 million and net proceeds of $17.5 million, after deducting sales agent commission and discounts and our other offering costs. During the three months ended March 31, 2019, the Company sold an aggregate of 2,843,467 shares at a weighted-average sales price of $2.20 per share under the ATM for aggregate gross proceeds of $6.2 million and $6.1 million in net proceeds. During the three months ended March 31, 2018, the Company did not sell any shares under the ATM.

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

The Company recognizes stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under the Company’s Incentive Plan to employees and nonemployee members of the Company’s board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, the Company grants stock options to nonemployee consultants from time to time in exchange for services performed for the Company

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $277,000 and $427,000 for the three months ended March 31, 2019 and 2018, allocated as follows:

	Three Months Ended March 31,
	2019	2018

Research and development	$109,038	$149,588
General and administrative	167,889	277,692
	$276,927	$427,280

The Company did not issue any stock options during the three months ended March 31, 2019 and 2018. Additionally, the Company did not issue any restricted stock units during the three months ended March 31, 2019 and 2018.

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

As of March 31, 2019, there was $898,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.85 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of March 31, 2019, there was $1.2 million of total unrecognized compensation cost related to unvested restricted stock units that have either time-based or performance vesting.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 3,221,906 shares are authorized for issuance under the 2014 Plan, with 883,459 shares remaining available for grant as of March 31, 2019.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2018	2,424,617	$5.00
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options cancelled	(88,645)	7.53
Balance at March 31, 2019	2,335,972	4.90

The following table summarizes information about stock options outstanding and exercisable at March 31, 2019:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value
2,335,972	6.54	$4.90	$315,680	1,661,099	5.47	$6.00	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during each of the three months ended March 31, 2019 and 2018 was zero. There were no stock options exercised during the three months ended March 31, 2019 and 2018.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2018	682,124
Granted	-
Vested	-
Cancelled	-
Balance at March 31, 2019	682,124

(10)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the Company’s current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination of purportedly false and misleading statements relating to the filing of the New Drug Application (NDA) for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to the Company’s corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  The Company intends to vigorously defend itself and its current and former officers and directors against these allegations and has not recorded a liability related to this derivative complaint as the outcome is not probable nor can an estimate be made of loss, if any.

Beyond John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., management does not currently believe that any other matter, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017, on January 23, 2018, on July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements during the three months ended March 31, 2019 and 2018, respectively. Additionally, during the three months ended March 31, 2019 and 2018, the Company received zero and $428,000 in royalty payments from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(12)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The adoption of ASU 2016-02 did not have a material impact on the Company’s condensed consolidated financial statements as the Company did not have a lease with a term greater than one year.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 6, 2019 as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 6, 2019. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a pharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products focusing on metabolic and endocrine disorders. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our most advanced product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT”). On May 8, 2018 TLANDO received a Complete Response Letter ("CRL") from the United States Food and Drug Administration ("FDA") regarding its New Drug Application ("NDA"). A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified four deficiencies which include the following: determining the extent, if any, of any clinically meaningful ex vivo conversion of testosterone undecanoate (“TU”) to testosterone (“T”) in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ambulatory blood pressure monitoring (“ABPM”) study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men which is a surrogate marker of predicting cardiovascular outcomes; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and prespecified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues. On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified. We recently completed an ABPM clinical study in which 138 subjects were enrolled with a four-month treatment duration. Additionally, we completed a definitive phlebotomy study in the fourth quarter of 2018 which evaluated the extent of ex vivo conversion of TU to T. Previously in June 2016, TLANDO received an initial CRL from the FDA that requested additional information related to the dosing algorithm for the proposed label. We conducted the Dosing Validation (“DV”) study to confirm the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”).

Additional pipeline candidates include LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU for the treatment of pre-cirrhotic non-alcoholic steatohepatitis (“NASH”), TLANDO XR (LPCN 1111), a next generation oral testosterone therapy product with the potential for once daily dosing which has completed Phase 2 testing, LPCN 1148, an oral prodrug of bioidentical testosterone for the treatment of NASH cirrhosis, and LPCN 1107, potentially the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth which has completed an End-of-Phase 2 meeting with the FDA.

LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU, recently completed a Proof-Of-Concept (“POC”) liver imaging clinical study which demonstrated substantial liver fat reductions in hypogonadal males at risk of developing NASH as assessed using magnetic resonance imaging, proton density fat fraction (“MRI-PDFF”) technique.

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

We have incurred losses in most years since our inception. As of March 31, 2019, we had an accumulated deficit of $141.3 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $3.2 million for the three months ended March 31, 2019, compared to $2.7 million for the three months ended March 31, 2018. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	finish the ABPM clinical study report;

•	conduct any other pre or post-approval clinical studies required in support of TLANDO;

•	prepare to resubmit our NDA for TLANDO;

•	conduct further development of our other product candidates, including LPCN 1144;

•	continue our research efforts;

•	research new products or new uses for our existing products;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations.

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

Our Product Candidates

Our current portfolio includes our most advanced product candidate, TLANDO, an oral testosterone replacement. Additionally, we are in the process of establishing our pipeline of other clinical candidates including an oral androgen therapy for the treatment of pre-cirrhotic NASH, LPCN 1144, a next-generation potential once daily oral testosterone replacement therapy, TLANDO XR (LPCN 1111), an androgen therapy for the treatment of NASH cirrhosis, LPCN 1148, and an oral therapy for the prevention of preterm birth, LPCN 1107.

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

On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified. The FDA provided specific feedback on potential resolution of each deficiency, including clinical design elements where appropriate. We have completed an ABPM clinical study in which we enrolled 138 subjects. The ABPM clinical study was uncontrolled and was conducted to assess TLANDO’s effect on blood pressure and to assist the FDA in determining the appropriate regulatory actions for TLANDO related to blood pressure effects, including Risk Evaluation and Mitigation Strategy (“REMS”) beyond labeling. Results from the ABPM Study are in line with a recently approved testosterone replacement therapy. Subsequent to our Advisory Committee meeting for TLANDO on January 10, 2018, we conducted a pilot phlebotomy study to assess whether ex vivo conversion of TU to T in serum blood collection tubes occurs post collection. As described more fully below, we completed our definitive phlebotomy study in the fourth quarter of 2018 based on FDA study design feedback to exclude any potential clinically meaningful ex vivo TU to T conversion post collection. The definitive phlebotomy study results suggest that there is no significant ex vivo TU to T conversion with testosterone measurements when processed within 30 minutes of sample collection under the tube manufacturer’s recommended conditions and consistent with DV Phase 3 instructions and compared against the FDA’s recommended time zero control (processed immediately) T measurement. Finally, we are performing additional analyses of existing data in order to address the Cmax deficiency and dose stopping criteria deficiency identified by the FDA. Although there is no guarantee that TLANDO will ever be approved by the FDA, we believe the data analyses we are performing together with the results from the definitive phlebotomy study and the ABPM clinical study should address the deficiencies identified by the FDA in its CRL. We expect resubmission to occur in May 2019 followed by a six-month review by the FDA upon FDA acceptance. There can be no assurances as to the timing or acceptance of our NDA by the FDA.

Results from the ABPM Study

The ABPM Study was an open label, single arm study that enrolled 144 male hypogonadal subjects undergoing four months of treatment with TLANDO, 225 mg BID dosing, with 24-hour blood pressure measurements taken at baseline and at the end of the study. There were 138 subjects who received at least one dose of study drug and 126 subjects completed the study. There were 118 subjects enrolled in the ABPM Study with evaluable weighted average 24-hour ABPM data at both baseline and at the end of the study.

Subjects receiving treatment in the ABPM Study had following baseline parameters:

Baseline Parameters	Mean (SD)
Age (years)	53.8 (10.2)
BMI (kg/m2)	33.1 (5.8)
24h SBP (mm Hg)	127 (16)
24h DBP (mm Hg)	79 (6)

SD = Standard Deviation, BMI = Body Mass Index, SBP = Systolic Blood Pressure, DBP = Diastolic Blood Pressure

Additionally, among the subjects enrolled in the ABPM Study, 48% of the subjects were hypertensive and 24% of subjects were type 2 diabetic.

Top-line results from the ABPM Study are as follows:

Parameter	Mean Change, mm Hg (95% CI)
24-hour SBP	3.82 (1.69, 5.96)
24-hour DBP	1.20 (0.31, 2.08)

CI = Confidence Interval, SBP = Systolic Blood Pressure, DBP = Diastolic Blood Pressure

Of the subjects (n=25) with baseline 24-hour average systolic blood pressure (“SBP”) greater than 140 mm Hg, 32% of the subjects were less than or equal to 140 mm Hg at the end of study. Additionally, of the subjects (n=93) with baseline 24-hour average SBP of less than or equal to 140 mm Hg, 9.7% of the subjects were greater than 140 mm Hg at the end of study.

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

Recent Competition Update

On March 27, 2019, Clarus Therapeutics, Inc.’s product Jatenzo®, an oral testosterone undecanoate product, was approved by the FDA. Although the FDA approved Jantenzo®, there is no guarantee that TLANDO will ever be approved.

LPCN 1144: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH

We are currently evaluating LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU, for the treatment of pre-cirrhotic NASH. NASH is a more advanced state of non-alcoholic fatty liver disease (“NAFLD”) and can progress to a cirrhotic liver and eventually hepatocellular carcinoma or liver cancer. Twenty to thirty percent of the U.S. population is estimated to suffer from NAFLD and fifteen to twenty percent of this group progress to NASH, which is a substantially large population that lacks effective therapy. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/NASH.

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

Current Status

We have recently completed a 16-week POC liver imaging clinical study to assess liver fat changes in hypogonadal men at risk of developing NASH using MRI-PDFF technique. Treatment results from the POC liver imaging study demonstrated that 48% of the treated NAFLD subjects, defined as baseline liver fat of at least 5%, had NAFLD resolution, defined as liver fat <5% post treatment. Additionally, 100% of the subjects experiencing NAFLD resolution had at least a 35% relative liver fat reduction from baseline with a relative mean liver fat reduction of 55% in this group. Further results from the POC liver fat clinical study after 16 weeks of treatment are as follows:

Baseline Liver Fat %	Mean Liver Fat % at	Relative Reductions at EOS		Responder Rate** at
Category, n	Baseline	Mean %	Median %	EOS, %
At least 10%, n=8	20.5	40	39	75
At least 8%, n=10	18.3	42	42	80
At least 5%, n=21	12.1	33	41	71

**Based on subjects who experienced at least a 30% reduction in liver fat from baseline.

Additionally, we have received clearance from the FDA on our Investigational New Drug application (“IND”) and are initiating a Phase 2 clinical study of LPCN 1144 in NASH with biopsy confirmed NASH subjects. The planned Phase 2 clinical study is a prospective, multi-center, randomized, placebo-controlled multiple-arm study in hypogonadal biopsy-confirmed NASH subjects with grade F2/F3 fibrosis and a NAFLD Active Score (“NAS”) ≥ 4 with an expected 36-week treatment period. Additionally, an interim analysis of liver fat reduction using MRI-PDFF technique will be performed. We expect the first subject will be dosed in the Phase 2 study during the third quarter of 2019.

TLANDO XR (LPCN 1111): A Next-Generation Lon-Acting Oral Product Candidate for TRT

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

LPCN 1148: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH in Cirrhotic patients

NASH Cirrhosis is an end stage NAFLD for which there is no FDA approved drug treatment. During 2015, approximately 1.3M NASH patients had cirrhosis (fibrosis grade 4). NASH cirrhosis patients typically experience increased morbidity and mortality and symptoms of hypogonadism such as alteration of hair distribution, anemia, sexual dysfunction, testicular atrophy, muscle wasting, fatigue, osteoporosis, gynecomastia, etc.

Testosterone levels fall progressively with increasing chronic liver disease severity. Low testosterone levels, reported in up to 90% of male cirrhotic patients, is known to increase adverse outcomes and is a predictor of mortality in these patients with association with increased risk of major infections, death and/ or transplantation rates, increased risk of for hepatic decompensation, worsening of sarcopenia, higher Child Pugh score grade and MELD score as well as severity of portal hypertension and ascites grade.

We are currently formulating plans to conduct a proof-of-concept study in male cirrhotic NASH subjects through consultations with the FDA and key opinion leaders to evaluate the therapeutic potential of LPCN 1148 for the treatment of cirrhotic NASH subjects.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through March 31, 2019, we have generated $27.9 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $105.6 million in research and development expenses through March 31, 2019.

We expect to incur approximately $2.5 million in additional research and developments costs for TLANDO as we complete the ABPM clinical study and resubmit the NDA. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2019	2018
External service provider costs:
TLANDO	$1,307,210	$460,910
LPCN 1144	44,869	-
LPCN 1111	20,251	21,501
LPCN 1107	13,324	249,554
Total external service provider costs	1,385,654	731,965
Internal personnel costs	435,884	470,984
Other research and development costs	127,783	174,578
Total research and development	$1,949,321	$1,377,527

We expect research and development expenses to increase in the future as we complete the ABPM clinical study report, as we resubmit the NDA for TLANDO, as we conduct future clinical studies, including Phase 2 clinical studies with LPCN 1144, and when and if we conduct Phase 3 clinical trials for LPCN 1111 and LPCN 1107.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Variance
License revenue	$-	$(428,031)	$(428,031)
Research and development expenses	1,949,321	1,377,527	571,794
General and administrative expenses	1,175,927	1,687,490	(511,563)
Other expense (income), net	98,524	82,285	16,239
Income tax expense	700	700	-

Revenue

No license revenue was recognized during the three months ended March 31, 2019 compared to license revenue of $428,000 during the three months ended March 31, 2018. License revenue in 2018 relates to royalty payments received from Spriaso, LLC under a licensing agreement in the cough and cold field.

Research and Development Expenses

The increase in research and development expenses during the three months ended March 31, 2019 was primarily due to increased contract research organization costs for TLANDO of $1.2 million in connection with the ABPM study, offset by decreases in outside service costs of $395,000 primarily related to the January 2018 TLANDO BRUDAC meeting, decreases in contract manufacturing costs of $184,000 related to LPCN 1107, and decreases of $35,000 in personnel costs.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended March 31, 2019 was primarily due to decreased personnel costs of $347,000 which includes a decrease of $305,000 in salaries and related benefits of our commercial sales and marketing team as it was in 2018, a $110,000 reduction in stock compensation expense, and an offsetting increase in bonus expense of $67,000. Additionally, professional fees decreased by $176,000 while other administrative costs related to overhead increased by $40,000. Finally, we recorded a loss on disposition of property of $37,000 in 2018 that did not occur in 2019.

Other Expense (Income), Net

The increase in other expense, net, during the three months ended March 31, 2019 was primarily due to increased interest expense of $31,000 on our Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) which was entered into January 2018. This increase in other expense was offset by a $15,000 increase in interest income due to higher interest rates in 2019 as compared to 2018.

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

As of March 31, 2019, we had $17.5 million of unrestricted cash, cash equivalents and marketable investment securities compared to $15.3 million at December 31, 2018. Additionally, as of March 31, 2019 and March 31, 2018 we had $5.0 million of restricted cash, which is required to be maintained as cash collateral under the Loan and Security Agreement.

On January 5, 2018, we entered into the Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest is payable monthly. The loan matures on December 1, 2021. We were only required to make monthly interest payments until December 31, 2018, and are now required to also make equal monthly payments of principal and interest for the remainder of the term. We will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). At our option, we may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid. In connection with the Loan and Security Agreement, we granted to SVB a security interest in substantially all of our assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, as TLANDO was not approved by the FDA by May 31, 2018, we are required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. While any amounts are outstanding under the Loan and Security Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including its cash. These events of default include, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, and one or more judgments against us in an amount greater than $100,000 individually or in the aggregate.

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

The shares of our common stock sold under the Sales Agreement are sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-220942) (the “Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. On September 20, 2018, the Company filed a prospectus supplement in which the Company disclosed that as a result of the limitations of General Instruction I.B.6. of Form S-3, and in accordance with the terms of the Sales Agreement, the amount of shares of our common stock available for sale under the New Form S-3 is now limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

As of March 31, 2019, we have sold 5,828,523 shares of our common stock resulting in net proceeds of approximately $17.5 million under the Sales Agreement which is net of $540,000 commissions paid to Cantor in connection with these sales.

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

We can raise capital pursuant to the Sales Agreement in the ATM Offering but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

•	further clinical development requirements or other requirements of the FDA related to approval of TLANDO;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities for all of our product candidates, including LPCN 1144, TLANDO XR (LPCN 1111) and LPCN 1148;

•	the scope of clinical and other work required to obtain approval of TLANDO and our other product candidates;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(3,002,879)	$(3,746,211)
Cash used in investing	(2,082,438)	(903,225)
Cash provided by financing activities	5,229,881	10,000,000

Net Cash Used in Operating Activities

During the three months ended March 31, 2019 and 2018, net cash used in operating activities was $3.0 million and $3.7 million, respectively.

Net cash used in operating activities during the three months ended March 31, 2019 and 2018 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2019, we were performing activities related to the ABPM study for TLANDO and the POC liver imaging study for LPCN 1144. During 2018, we were performing activities related to the BRUDAC meeting for TLANDO on January 10, 2018. Additionally, we completed manufacturing scale-up activities for LPCN 1107 in 2018.

Net Cash Used in Investing Activities

During the three months ended March 31, 2019 and 2018, net cash used in investing activities was $2.1 million and $903,000, respectively.

Net cash used in investing activities during the three months ended March 31, 2019 was primarily the result of purchasing additional marketable investment securities, net, of $2.1 million with proceeds from sales of common stock pursuant to the ATM Offering. Net cash used in investing activities during the three months ended March 31, 2018 was primarily the result of purchasing additional marketable investment securities, net, of $903,000 due to proceeds from the SVB Loan and Security Agreement. There were no capital expenditures for the three months ended March 31, 2019 or 2018.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2019 and 2018 net cash provided by financing activities was $5.2 million and $10.0 million, respectively.

Net cash provided by financing activities during 2019 was primarily attributable to the net proceeds from the sale of 2,843,467 shares of common stock pursuant to the ATM Offering resulting in net proceeds of $6.1 million offset by $833,000 in debt principal repayments on the SVB Loan and Security Agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 6, 2019.

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

Additionally in January 2018, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $115,000 increase in future interest expense, while a one percent decrease in the prime rate would result in a $144,000 decrease in future interest expense.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of March 31, 2019.

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

On May 15, 2015, we filed a patent application with the PTO (14/713,692) and requested that an interference be declared between our patent application and the Clarus 428 Patent.  Pursuant to our request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and our application to determine, as between Clarus and us, who was the first to invent the subject matter of the claimed invention. We were declared the Senior Party in the interference. On September 20, 2017 the PTAB issued a Decisions on Motions. The PTAB granted our motion to deny Clarus’ previously accorded priority date for the Clarus 428 Patent and denied Clarus’ motion for an earlier priority date based upon the filing of its provisional applications. Therefore, Clarus has a new priority date of April 16, 2014 for the Clarus 428 patent. The PTAB also granted Clarus’ motion to deny our accorded priority date. Therefore, we have an accorded priority date of May 15, 2015 on its application. As a consequence of this decision, the PTAB has redeclared the interference (No. 106,045) and named Clarus as the senior party and us as the junior party. All other motions were denied. A conference call with the PTAB was held on October 4, 2017 to discuss the next steps, including a priority schedule. After the conference call, the PTAB issued an order setting times in the priority phase.  The order indicated that since we are the only party that filed a priority statement, only we shall be permitted to put on a priority case. The priority statement filed by us included a claimed date of invention well prior to Clarus’ accorded benefit date. We filed our motion for priority on January 18, 2018, and thereafter, on March 26, 2018, Clarus filed a notice stating it has not filed, and will not file, a substantive opposition to our priority motion. On December 21, 2018, the PTAB granted Lipocine priority motion and entered adverse judgment against Clarus. The PTAB ruling cancels all claims on the Clarus 428 Patent. On December 21, 2018, the PTAB granted Lipocine’s priority motion and entered adverse judgment against Clarus. The PTAB ruling cancels all claims in the Clarus 428 Patent. On February 19, 2019, Clarus filed an appeal of the PTAB judgement to the Court of Appeals for the Federal Circuit.

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the Company’s current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination of purportedly false and misleading statements relating to the filing of the NDA for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to the Company’s corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  We intend to vigorously defend ourselves as well as current and former officers and directors against these allegations.

On April 3, 2019, we filed a lawsuit against Clarus in the United States District Court in Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019 and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019:

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

On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified, although no assurance can be given that such approval will be received. The FDA provided specific feedback on potential resolution of each deficiency, including clinical design elements where appropriate. We conducted a definitive phlebotomy study based on FDA study design feedback to exclude any potential clinically meaningful ex vivo TU to T conversion post collection and we conducted an ABPM clinical study to assess TLANDO’s effect on blood pressure and to assist the FDA in determining the appropriate regulatory actions for TLANDO related to blood pressure effects, including Risk Evaluation and Mitigation Strategy (“REMS”) beyond labeling. Results from the ABPM Study are in line with a recently approved oral testosterone replacement therapy.

Finally, we are performing additional analyses of existing data in order to address the Cmax deficiency and dose stopping criteria deficiency identified by the FDA. Resubmission of the TLANDO NDA is expected in May 2019. The FDA may not accept the resubmitted TLANDO NDA due to a variety of reasons, including not addressing all the previously identified deficiencies or not including all requested clinical data, including clinical study reports.

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

The FDA may also ask us to perform additional clinical trials or studies, either pre- or post- approval, or provide additional information in order to secure approval. Any such requirement would increase our costs and delay approval and commercialization of TLANDO and would have a material adverse effect on our business and financial condition.

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

Additionally, the FDA stated that they will require manufacturers of approved T-replacement products to conduct a well-designed clinical trial to more clearly address the question of whether an increased risk of heart attack or stroke exists among users of T-replacement products. The FDA encouraged manufacturers to work together on conducting a clinical trial, although the FDA will allow manufacturers to work separately if they so choose. The FDA did not address whether it would require sponsors without an approved T-replacement product to conduct a cardiovascular trial prior to being able to file an NDA. However, on March 19, 2015 we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for TLANDO. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to approval of the NDA for TLANDO. More recently the FDA has determined that an ABPM study is required to better assess any blood pressure effects of TLANDO, a surrogate marker of predicting cardiovascular outcome. The ABPM clinical study was completed in the first quarter of 2019. If the FDA changes its position, however, and concludes that a cardiovascular trial is required prior to approving our NDA for TLANDO, such trial would require substantial financial resources, and would delay the regulatory process for TLANDO and our entry into the marketplace, all of which would have a material adverse impact on our business. Further, if TLANDO receives FDA approval, it is unclear what our post-approval obligations may be, if any, in relation to a heart attack and stroke risk study. We may be required to contribute to an on-going industry-led heart attack and stroke risk study or to conduct our own long-term heart attack and stroke risk study, either of which would require substantial financial resources and would have a material adverse impact on our business. Regulatory actions related to T-replacement therapy have contributed to a contraction in the market for T-replacement products. If the market for T-replacement products continues to decline, for whatever reason, our business will be materially and adversely harmed.

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

The following T-replacement therapies currently on the market in the United States would compete with TLANDO:

•	Oral-T, such as Jatenzo;

•	T-gels, such as AndroGel (marketed by Abbvie) and Perrigo's AB-rated 1% generic of AndroGel, Teva’s 1% generic of AndroGel, Testim (marketed by Endo Health Solutions, or Endo), and Fortesta (marketed by Endo);

•	T-topical solutions, such as Axiron, a metered dose lotion marketed by Eli Lilly and Co. and related authorized generics;

•	T-injectables, including a subcutaneous auto-injector, XYOSTED, marketed by Antares Pharma, Inc.;

•	Branded longer-acting injectables, such as Aveed (marketed by Endo);

•	T-nasals, such as Natesto (marketed by Aytu);

•	methyl-T, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);

•	transdermal patches, such as Androderm (marketed by Allergan.);

•	buccal patches, such as Striant (marketed by Endo);

•	generic testosterone enanthate intra-muscular injectables;

•	authorized generic and generic T-gels; and

•	subcutaneous injectable pellets, such as Testopel (marketed by Endo).

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

In light of the competitive landscape above, TLANDO may not be the only oral testosterone replacement therapy to market, which may significantly affect the market acceptance and commercial success of TLANDO.

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

LPCN 1144 is in a very early stage of development and consequently the risk that we fail to commercialize LPCN 1144 and related products is high. In particular, we have only recently completed a POC liver imaging clinical study. Treatment results from our POC liver imaging clinical study demonstrated that 48% of the treated NAFLD subjects had NAFLD resolution, defined as liver fat <5% post treatment. Additionally, the POC liver imaging clinical study showed a relative mean reduction from baseline of 40% liver fat in subjects with baseline liver fat > 10%. Moreover, there was a 75% responder rate in which subjects experienced at least a 30% relative reduction in liver fat from baseline. Although our POC liver imaging clinical study results were positive, these results from a small single-arm clinical study may not be indicative of ultimate success in a larger Phase 2/3 clinical study with required FDA end-points and populations needed for regulatory approval of LPCN 1144 for the treatment of NASH.

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

As of March 31, 2019, our executive officers and directors beneficially owned approximately 10.4% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

Currently, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the first quarter of 2019 was approximately 821,503 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

We have focused a significant portion of our efforts on developing TLANDO. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of March 31, 2019, we had an accumulated deficit of $141.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with TLANDO, LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148 and LPCN 1107, if initiated. In addition, if we obtain marketing approval for TLANDO, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we develop our most advanced product candidate, TLANDO, and further clinical development of LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Lipocine Inc.
(Registrant)

Dated: May 8, 2019	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2019	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

