Form 10-Q/A
period 2019-03-31
Lipocine Inc.
filed 2019-05-15
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Outstanding Shares

As of May 6, 2019, the registrant had 24,574,953 shares of common stock outstanding.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the Lipocine Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2019 filed with the Securities and Exchange Commission on May 8, 2019 (the Form 10-Q) is solely to correct the number shares of common stock outstanding on May 6, 2019 listed on the cover page.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: May 15, 2019	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2019	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)