Form 10-Q
period 2019-06-30
Lipocine Inc.
filed 2019-08-07
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LPCN	The NASDAQ Stock Market LLC

Outstanding Shares

As of August 5, 2019, the registrant had 24,844,282 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,664,319	$8,077,539
Restricted cash	5,000,000	5,000,000
Marketable investment securities	10,812,895	7,173,037
Accrued interest income	15,611	38,514
Prepaid and other current assets	148,930	520,113
Total current assets	19,641,755	20,809,203

Property and equipment, net of accumulated depreciation of $1,132,422 and $1,124,700, respectively	11,275	18,997
Other assets	23,753	23,753
Total assets	$19,676,783	$20,851,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$116,031	$671,280
Accrued expenses	993,456	487,135
Debt - current portion	3,333,333	3,333,333
Total current liabilities	4,442,820	4,491,748

Debt - non-current portion	5,383,757	6,926,532
Total liabilities	9,826,577	11,418,280

Commitments and contingencies (notes 5 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 24,729,700 and 21,737,196 issued and 24,723,990 and 21,731,486 outstanding	2,473	2,174
Additional paid-in capital	154,600,442	147,533,019
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive income (loss)	2,917	(963)
Accumulated deficit	(144,714,914)	(138,059,845)
Total stockholders' equity	9,850,206	9,433,673

Total liabilities and stockholders' equity	$19,676,783	$20,851,953

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
License revenue	$-	$-	$-	$428,031
Total revenues	-	-	-	428,031

Operating expenses:
Research and development	1,964,146	1,482,378	3,913,466	2,859,905
General and administrative	1,386,457	1,682,031	2,562,385	3,369,522
Total operating expenses	3,350,603	3,164,409	6,475,851	6,229,427
Operating loss	(3,350,603)	(3,164,409)	(6,475,851)	(5,801,396)

Other income (expense):
Interest and investment income	124,581	120,403	249,846	230,585
Interest expense	(204,575)	(211,494)	(428,364)	(403,960)
Total other expense, net	(79,994)	(91,091)	(178,518)	(173,375)
Loss before income tax expense	(3,430,597)	(3,255,500)	(6,654,369)	(5,974,771)

Income tax expense	-	-	(700)	(700)
Net loss	$(3,430,597)	$(3,255,500)	$(6,655,069)	$(5,975,471)

Basic loss per share attributable to common stock	$(0.14)	$(0.15)	$(0.28)	$(0.28)
Weighted average common shares outstanding, basic	24,591,419	21,264,539	23,990,552	21,264,539

Diluted loss per share attributable to common stock	$(0.14)	$(0.15)	$(0.28)	$(0.28)
Weighted average common shares outstanding, diluted	24,591,419	21,264,539	23,990,552	21,264,539

Comprehensive loss:
Net loss	$(3,430,597)	$(3,255,500)	$(6,655,069)	$(5,975,471)
Net unrealized gain (loss) on available-for-sale securities	1,528	8,043	3,880	(6,992)

Comprehensive loss	$(3,429,069)	$(3,247,457)	$(6,651,189)	$(5,982,463)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity

Balances at March 31, 2019	24,574,953	$2,458	5,710	$(40,712)	$153,872,876	$1,389	$(141,284,317)	$12,551,694

Net loss	-	-	-	-	-	-	(3,430,597)	(3,430,597)

Unrealized net gain on marketable investment securities	-	-	-	-	-	1,528	-	1,528

Stock-based compensation	-	-	-	-	446,350	-	-	446,350

Common stock sold through ATM offering	149,037	15	-	-	281,216	-	-	281,231

Balances at June 30, 2019	24,723,990	$2,473	5,710	$(40,712)	$154,600,442	$2,917	$(144,714,914)	$9,850,206

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity

Balances at December 31, 2018	21,731,486	$2,174	5,710	$(40,712)	$147,533,019	$(963)	$(138,059,845)	$9,433,673

Net loss	-	-	-	-	-	-	(6,655,069)	(6,655,069)

Unrealized net gain on marketable investment securities	-	-	-	-	-	3,880	-	3,880

Stock-based compensation	-	-	-	-	723,277	-	-	723,277

Common stock sold through ATM offering	2,992,504	299	-	-	6,344,146	-	-	6,344,445

Balances at June 30, 2019	24,723,990	$2,473	5,710	$(40,712)	$154,600,442	$2,917	$(144,714,914)	$9,850,206

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity

Balances at March 31, 2018	21,264,539	$2,127	5,710	$(40,712)	$145,850,292	$(19,651)	$(129,119,794)	$16,672,262

Net loss	-	-	-	-	-	-	(3,255,500)	(3,255,500)

Unrealized net gain on marketable investment securities	-	-	-	-	-	8,043	-	8,043

Stock-based compensation	-	-	-	-	454,154	-	-	454,154

Balances at June 30, 2018	21,264,539	$2,127	5,710	$(40,712)	$146,304,446	$(11,608)	$(132,375,294)	$13,878,959

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity

Balances at December 31, 2017	21,264,539	$2,127	5,710	$(40,712)	$145,423,012	$(4,616)	$(126,399,823)	$18,979,988

Net loss	-	-	-	-	-	-	(5,975,471)	(5,975,471)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(6,992)	-	(6,992)

Stock-based compensation	-	-	-	-	881,434	-	-	881,434

Balances at June 30, 2018	21,264,539	$2,127	5,710	$(40,712)	$146,304,446	$(11,608)	$(132,375,294)	$13,878,959

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:

Net loss	$(6,655,069)	$(5,975,471)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	7,722	9,706
Loss on disposition of property and equipment	-	37,478
Stock-based compensation expense	723,277	881,434
Non-cash interest expense	123,893	129,932
Amortization of discount on marketable investment securities	(105,788)	(109,093)

Changes in operating assets and liabilities:
Accrued interest income	22,903	(23,620)
Prepaid and other current assets	371,183	294,977
Accounts payable	(555,249)	(191,530)
Litigation insurance recovery	-	3,319,927
Litigation settlement payable	-	(4,250,000)
Accrued expenses	506,321	(610,076)

Cash used in operating activities	(5,560,807)	(6,486,336)

Cash flows from investing activities:

Refund of rental deposit	-	7,000
Purchases of marketable investment securities	(12,530,190)	(16,729,334)
Maturities of marketable investment securities	9,000,000	16,600,000

Cash used in investing activities	(3,530,190)	(122,334)

Cash flows from financing activities:

Debt repayments	(1,666,668)	-
Proceeds from debt	-	10,000,000
Net proceeds from common stock offering	6,344,445	-

Cash provided by financing activities	4,677,777	10,000,000

Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,413,220)	3,391,330

Cash, cash equivalents, and restricted cash at beginning of period	13,077,539	3,210,749

Cash, cash equivalents, and restricted cash at end of period	$8,664,319	$6,602,079

Supplemental disclosure of cash flow information:
Interest paid	$304,471	$274,028
Income taxes paid	700	700

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain (loss) on available-for-sale securities	$3,880	$(6,992)
Accrued final payment charge on debt	123,893	129,932

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2019.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least March 31, 2020. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2020, the Company will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, before or after March 31, 2020, to support its operations, on-going clinical study for LPCN 1144, compliance with regulatory requirements and long-term research and development and commercialization of TLANDO, if we receive approval of TLANDO from the FDA. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Additional clinical studies may be required to obtain approval of TLANDO and these studies would put additional demands on the Company’s limited capital resources. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization activities sooner than planned. The Company may consume its capital resources more rapidly if the FDA approval for TLANDO is delayed or denied, or if the Company elects to pursue the build out of an internal sales force as part of the Company’s commercialization launch plan if TLANDO receives approval from the FDA. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1144, TLANDO XR (LPCN 1111) and LPCN 1148. Conversely, the Company’s capital resources could last longer if it reduces expenses, reduces the number of activities currently contemplated under our operating plan or if it terminates or suspends on-going clinical studies.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic loss per share attributable to common stock:
Numerator
Net loss	$(3,430,597)	$(3,255,500)	$(6,655,069)	$(5,975,471)

Denominator
Weighted avg. common shares outstanding	24,591,419	21,264,539	23,990,552	21,264,539

Basic loss per share attributable to common stock	$(0.14)	$(0.15)	$(0.28)	$(0.28)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(3,430,597)	$(3,255,500)	$(6,655,069)	$(5,975,471)
Denominator
Weighted avg. common shares outstanding	24,591,419	21,264,539	23,990,552	21,264,539

Diluted loss per share attributable to common stock	$(0.14)	$(0.15)	$(0.28)	$(0.28)

The computation of diluted loss per share for the six months ended June 30, 2019 and 2018 does not include the following stock options and unvested restricted stock units to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	June 30,
	2019	2018
Stock options	2,369,751	2,454,449
Unvested restricted stock units	678,687	203,998

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2019 and December 31, 2018 were as follows:

June 30, 2019	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$3,384,882	$2,062	$-	$3,386,944
Corporate bonds, notes and commercial paper	7,425,096	855	-	7,425,951

	$10,809,978	$2,917	$-	$10,812,895

December 31, 2018	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$897,481	$-	$(100)	$897,381
Corporate bonds, notes and commercial paper	6,276,519	-	(863)	6,275,656

	$7,174,000	$-	$(963)	$7,173,037

Maturities of debt securities classified as available-for-sale securities at June 30, 2019 are as follows:

June 30, 2019	Amortized Cost	Aggregate fair value
Due within one year	$10,809,978	$10,812,895
	$10,809,978	$10,812,895

There were no sales of marketable investment securities during the three and six months ended June 30, 2019 and 2018 and therefore no realized gains or losses. Additionally, $4.3 million of marketable investment securities matured during each of the three months ended June 30, 2019 and 2018. Also, $9.0 million and $16.6 million of marketable investment securities matured during the six months ended June 30, 2019 and 2018, respectively. The Company determined there were no other-than-temporary impairments for the three and six months ended June 30, 2019 and 2018.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

		Fair value measurements at reporting date using
	June 30, 2019	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds, treasury bills, and treasury bonds	$3,049,199	$2,549,445	$499,754	$-
Government treasury bills	3,386,944	3,386,944	-	-
Corporate bonds, notes and commercial paper	7,425,951	-	7,425,951	-
	$13,862,094	$5,936,389	$7,925,705	$-

		Fair value measurements at reporting date using
	December 31, 2018	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds and corporate bonds	$7,331,005	$4,835,433	$2,495,572	$-
Government treasury bills	897,381	897,381	-	-
Corporate bonds, notes and commercial paper	6,275,656	-	6,275,656	-
	$14,504,042	$5,732,814	$8,771,228	$-

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the three and six months ended June 30, 2019.

(5)	Loan and Security Agreement

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (6.5% as of June 30, 2019), which interest is payable monthly. The loan matures on December 1, 2021. The Company was only required to make monthly interest payments until December 31, 2018, following which the Company is required to also make equal monthly payments of principal and interest for the remainder of the term. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and is being recognized as an increase to the principal balance with a corresponding charge to interest expense over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid.

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

Principal payments on debt at June 30, 2019, are as follows:

Years Ending December 31,	Amount (in thousands)
2019	$1,666
2020	3,333
2021	3,334
Thereafter	—
$8,333

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

June 30, 2019
Cash and cash equivalents	$3,664,319
Restricted cash	5,000,000
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$8,664,319

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

At June 30, 2019 and December 31, 2018, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three and six months ended June 30, 2019 and 2018.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $1.4 million and $880,000, respectively, for the three months ended June 30, 2019 and 2018 and $2.8 million and $1.6 million, respectively, for the six months ended June 30, 2019 and 2018 under these agreements and has recorded these expenses in research and development expenses.

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

Future minimum lease payments under non-cancellable operating leases as of June 30, 2019 are:

Operating
leases
Year ending December 31:
2019	165,191
2020	55,064
Total minimum lease payments	$220,255

The Company’s rent expense was $83,000 and $80,000 for the three months ended June 30, 2019 and 2018 and was $164,000 and $163,000 for the six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, we had sold an aggregate of 5,977,560 shares at a weighted-average sales price of $3.06 per share under the ATM for aggregate gross proceeds of $18.3 million and net proceeds of $17.6 million, after deducting sales agent commissions and discounts and other offering and accounting costs. During the three months ended June 30, 2019, the Company sold an aggregate of 149,037 shares at a weighted-average sales price of $1.95 per share under the ATM for aggregate gross proceeds of $290,000 and $281,000 in net proceeds. During the six months ended June 30, 2019, the Company sold an aggregate of 2,992,504 shares at a weighted-average sales price of $2.18 per share under the ATM for aggregate gross proceeds of $6.5 million and $6.3 million in net proceeds. During the three and six months ended June 30, 2018, the Company did not sell any shares under the ATM.

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

The Company recognizes stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under the Company’s Incentive Plan to employees and nonemployee members of the Company’s board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, the Company grants stock options to nonemployee consultants from time to time in exchange for services performed for the Company

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $446,000 and $454,000, respectively, for the three months ended June30, 2019 and 2018 and $723,000 and $881,000, respectively, for the six months ended June 30, 2019 and 2018, is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development	$177,137	$150,494	$286,175	$300,082
General and administrative	269,213	303,660	437,102	581,352
	$446,350	$454,154	$723,277	$881,434

The Company issued 55,000 stock options during the three and six months ended June 30, 2019 and 80,000 stock options during the three and six months ended June 30, 2018. Additionally, the Company issued 50,000 restricted stock units during the three and six months ended June 2019, and did not issue any restricted stock units during the three and six months ended June 30, 2018.

Key assumptions used in the determination of the fair value of stock options granted are as follows:

	2,019		2018
Expected term	5.60	years	5.50	years
Risk-free interest rate	1.90%		2.70%
Expected dividend yield	—		—
Expected volatility	79.13%		77.29%

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

As of June 30, 2019, there was $769,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.69 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of June 30, 2019, there was $878,000 of total unrecognized compensation cost related to unvested restricted stock units that have either time-based or performance vesting.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 3,221,906 shares are authorized for issuance under the 2014 Plan, with 853,117 shares remaining available for grant as of June 30, 2019.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2018	2,424,617	$5.00
Options granted	55,000	1.63
Options exercised	-	-
Options forfeited	(21,221)	2.17
Options cancelled	(88,645)	7.53
Balance at June 30, 2019	2,369,751	4.85

Options exercisable at June 30, 2019	1,788,753	5.72

The following table summarizes information about stock options outstanding and exercisable at June 30, 2019:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,369,751	6.28	$4.85	$82,590	1,788,753	5.38	$5.72	$23,200

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options exercised during the three and six months ended June 30, 2019 and 2018.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted shares

Balance at December 31, 2018	682,124
Granted	50,000
Vested	-
Cancelled	(53,437)
Balance at June 30, 2019	678,687

(10)	Commitments and Contingencies

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017, on January 23, 2018, on July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. On July 23, 2019 the agreement was further amended to extend the term of the agreement for an additional twelve months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements during the three and six months ended June 30, 2019 and 2018, respectively. Additionally, during the three months ended June 30, 2019 and 2018, the Company did not receive any royalty payments from Spriaso. During the six months ended June 30, 2019 and 2018, the Company received zero and $428,000 in royalty payments from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 8, 2019 or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 6, 2019. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a clinical-stage biopharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products focusing on metabolic and endocrine disorders. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our most advanced product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT”). On May 14, 2019 we announced that the United States Food and Drug Administration (“FDA”) accepted its New Drug Application (“NDA”) for TLANDO as TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism.  The FDA has assigned November 9, 2019 as the Prescription Drug User Fee Act (“PDUFA”) goal date.

Previously on May 8, 2018 TLANDO received a Complete Response Letter ("CRL") from the FDA regarding its NDA filed in 2017. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified four deficiencies which include the following: determining the extent, if any, of any clinically meaningful ex vivo conversion of testosterone undecanoate (“TU”) to testosterone (“T”) in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ambulatory blood pressure monitoring (“ABPM”) study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men which is a surrogate marker of predicting cardiovascular outcomes; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and prespecified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues. On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified. We recently completed an ABPM clinical study in which 138 subjects were enrolled with a four-month treatment duration. Additionally, we completed a definitive phlebotomy study in the fourth quarter of 2018 which evaluated the extent of ex vivo conversion of TU to T. Additionally, in June 2016, TLANDO received an initial CRL from the FDA that requested additional information related to the dosing algorithm for the proposed label. We conducted the Dosing Validation (“DV”) study to confirm the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events (“SAEs”).

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

LPCN 1144 recently completed a Proof-Of-Concept (“POC”) liver imaging clinical study which demonstrated substantial liver fat reductions in hypogonadal males at risk of developing NASH as assessed using magnetic resonance imaging, proton density fat fraction (“MRI-PDFF”) technique.

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

We have incurred losses in most years since our inception. As of June 30, 2019, we had an accumulated deficit of $145 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $6.7 million for the six months ended June 30, 2019, compared to $6.0 million for the six months ended June 30, 2018. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

NDA PDUFA Date

On May 14, 2019, we announced that the FDA accepted its NDA for TLANDO as TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism.  The FDA has assigned November 9, 2019 as the PDUFA goal date. We are exploring the possibility of licensing TLANDO to a third party for commercialization purposes should TLANDO receive approval by the FDA, although no licensing agreement has been entered into by the Company. Additionally, we are exploring out-licensing opportunities ex-U.S. with TLANDO. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on favorable terms. We continue to perform necessary commercialization activities, including market research and manufacturing of TLANDO, to ensure a timely launch of TLANDO, should it receive approval, either by ourselves or with a partner.

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

We resubmitted our NDA to the FDA in August 2017 based on the results of the DV study. As described more fully below, the DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related SAEs. On May 8, 2018 TLANDO received a CRL from the FDA regarding our NDA. The CRL identified four deficiencies which include the following: determining the extent, if any, of ex vivo conversion of TU to T in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ABPM study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men, which is a surrogate marker of predicting cardiovascular outcomes; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and prespecified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues.

On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified. The FDA provided specific feedback on potential resolution of each deficiency, including clinical design elements where appropriate. We have completed an ABPM clinical study in which we enrolled 138 subjects. The ABPM clinical study was uncontrolled and was conducted to assess TLANDO’s effect on blood pressure and to assist the FDA in determining the appropriate regulatory actions for TLANDO related to blood pressure effects, including Risk Evaluation and Mitigation Strategy beyond labeling. Results from the ABPM Study are in line with a recently approved testosterone replacement therapy. Subsequent to our Advisory Committee meeting for TLANDO on January 10, 2018, we conducted a pilot phlebotomy study to assess whether ex vivo conversion of TU to T in serum blood collection tubes occurs post collection. As described more fully below, we completed our definitive phlebotomy study in the fourth quarter of 2018 based on FDA study design feedback to exclude any potential clinically meaningful ex vivo TU to T conversion post collection. The definitive phlebotomy study results suggest that there is no significant ex vivo TU to T conversion with testosterone measurements when processed within 30 minutes of sample collection under the tube manufacturer’s recommended conditions and consistent with DV Phase 3 instructions and compared against the FDA’s recommended time zero control (processed immediately) T measurement. Finally, we are performing additional analyses of existing data in order to address the Cmax deficiency and dose stopping criteria deficiency identified by the FDA. Although there is no guarantee that TLANDO will ever be approved by the FDA, we believe the data analyses we are performing together with the results from the definitive phlebotomy study and the ABPM clinical study should address the deficiencies identified by the FDA in its CRL.

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

Safety

The safety component of the SOAR trial was completed the last week of April 2015. The safety extension phase was designed to assess safety based on information such as metabolites, biomarkers, laboratory values, serious adverse events SAEs and AEs, with subjects on their stable dose regimen in both the treatment arm and the active control arm. TLANDO treatment was well tolerated in there were no hepatic, cardiac or drug related SAEs.

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

Data Exclusivity

In addition to patent exclusivity, it is anticipated that TLANDO will also have data exclusivity for three years should it be approved by the FDA. Data exclusivity refers to the protection of clinical trial data required to be submitted to a regulatory agency to prove safety and efficacy of a new drug, and prevention of generic drug manufacturers from relying on this data in their own applications. Data exclusivity provides a form of market exclusivity outside that provided by patent rights.

LPCN 1144: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH

We are currently evaluating LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU, for the treatment of pre-cirrhotic NASH. NASH is a more advanced state of non-alcoholic fatty liver disease (“NAFLD”) and can progress to a cirrhotic liver and eventually hepatocellular carcinoma or liver cancer. Twenty to thirty percent of the U.S. population is estimated to suffer from NAFLD and fifteen to twenty percent of this group progress to NASH, which is a substantially large population that lacks effective therapy. Currently, there are no FDA approved treatments for NASH. Approximately 50% of NASH patients are in adult males and the number of NASH cases is projected to increase 63% from 16.5 million cases in 2015 to 27.0 million cases in 2030. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/NASH.

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

Relationship between Hypogonadism and NAFLD

Preclinical and clinical studies in the NAFLD/NASH literature have shown the prevalence of testosterone deficiency across the NAFLD/NASH histological spectrum wherein low testosterone was independently associated with NAFLD/NASH with an inverse relationship between testosterone and NAFLD/NASH symptom severity. A recent National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”) report suggests that 75% of biopsy confirmed NASH subjects have less than 372 ng/dL of total testosterone and that the degree of fibrosis severity is inversely related to free testosterone levels; thus, providing a good rationale for testing LPCN 1144 in adult NASH patients regardless of their hypogonadal status.

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

Additionally, we have received clearance from the FDA on our Investigational New Drug application (“IND”) and have initiated the LiFT (“Liver Fat intervention with oral Testosterone”) Phase 2 clinical study, a paired-biopsy study in confirmed pre-cirrhotic NASH subjects. The formulation being studied in the Phase 2 clinical trial will be differentiated from TLANDO. The LiFT clinical study is a prospective, multi-center, randomized, placebo-controlled multiple-arm study in hypogonadal biopsy-confirmed NASH subjects with grade F2/F3 fibrosis and a NAFLD Active Score (“NAS”) ≥ 4 with an expected 36-week treatment period. Additionally, an interim analysis of liver fat reduction using MRI-PDFF technique will be performed. We expect the first subject will be dosed in the Phase 2 study during the third quarter of 2019.

Recently, LPCN 1144 received clearance from the FDA to clinically investigate LPCN 1144 in an expanded target population of adult male NASH patients. Specifically, the FDA waived the limitation of only testing LPCN 1144 in NASH subjects with total testosterone levels below 300 ng/dL (threshold for hypogonadism).

TLANDO XR (LPCN 1111): A Next-Generation Lon-Acting Oral Product Candidate for TRT

TLANDO XR (LPCN 1111) is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of TLANDO XR (LPCN 1111) along with safety and tolerability of TLANDO XR (LPCN 1111) and its metabolites following oral administration of single and multiple doses in hypogonadal men. The Phase 2b clinical trial was a randomized, open label, two-period, multi-dose PK study that enrolled hypogonadal males into five treatment groups. Each of the 12 subjects in a group received treatment for 14 days. Results of the Phase 2b study suggest that the primary objectives were met, including identifying the dose expected to be tested in a Phase 3 study. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, TLANDO XR (LPCN 1111) was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study.

Additionally in October 2014, we completed a Phase 2a proof-of-concept study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with TLANDO XR (LPCN 1111) in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28-day dosing period on multi-dose exposure. Overall, TLANDO XR (LPCN 1111) was well tolerated with no serious AE’s reported.

We have also completed a preclinical toxicology study with LPCN 1111 in dogs.

In February 2018 we had a meeting with the FDA to discuss these pre-clinical results and to discuss the Phase 3 clinical study and path forward for TLANDO XR (LPCN 1111). Based on the results of the FDA meeting and additional pre-clinical trials conducted post the FDA meeting, we are designing a Phase 3 protocol for TLANDO XR (LPCN 1111) and will solicit FDA feedback once the protocol is complete. Additionally, the FDA previously requested that an ABPM clinical study be conducted.

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

Testosterone levels fall progressively with increasing chronic liver disease severity. Low testosterone levels, reported in up to 90% of male cirrhotic patients, is known to increase adverse outcomes and is a predictor of mortality in these patients with association with increased risk of major infections, death and/ or transplantation rates, increased risk of for hepatic decompensation, worsening of sarcopenia, higher Child Pugh score grade and Model for End-stage Liver Disease score as well as severity of portal hypertension and ascites grade.

We are currently formulating plans to conduct a proof-of-concept study in male cirrhotic NASH subjects through consultations with the FDA and key opinion leaders, and consistent with recent FDA NASH cirrhosis guidance, to evaluate the therapeutic potential of LPCN 1148 for the treatment of cirrhotic NASH subjects.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through June 30, 2019, we have generated $27.9 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $107.5 million in research and development expenses through June 30, 2019.

We expect to incur approximately $526,000 in additional research and developments costs for TLANDO as we respond to FDA inquires during their review of the NDA. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion.

We expect to continue to incur significant costs as we seek approval of TLANDO and as we develop other product candidates.

In general, the cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the duration of subject follow-ups;

•	the length of time required to collect, analyze and report trial results;

•	the cost, timing and outcome of regulatory review; and

•	potential changes by the FDA in clinical trial design and NDA filing requirements.

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

A change of outcome for any of these variables with respect to the development of TLANDO and our other product development candidates could mean a substantial change in the costs and timing associated with these efforts, will require us to raise additional capital, and may require us to reduce operations.

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148, LPCN 1107 or other product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the preclinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities.

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
External service provider costs:
TLANDO	$849,372	$779,432	$2,156,582	$1,240,341
LPCN 1144	366,066	-	410,935	-
TLANDO XR (LPCN 1111)	97,391	30,311	117,642	51,812
LPCN 1107	26,136	45,709	39,460	295,263
Total external service provider costs	1,338,965	855,452	2,724,619	1,587,416
Internal personnel costs	468,938	506,690	904,823	977,674
Other research and development costs	156,243	120,236	284,024	294,815
Total research and development	$1,964,146	$1,482,378	$3,913,466	$2,859,905

We expect research and development expenses to increase in the future as we conduct future clinical studies, including Phase 2 clinical studies with LPCN 1144, and when and if we conduct Phase 3 clinical trials for TLANDO XR (LPCN 1111) and LPCN 1107.

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

We expect that general and administrative expenses will be consistent in the future until, and if, TLANDO receives approval. Areas that may see increases as we mature as a public company, however, include legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. If the FDA approves TLANDO, we will increase our outside spend on pre-commercialization and commercialization activities substantially and will need to raise additional capital to fund these expenses.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities and interest expense incurred on our outstanding Loan and Security Agreement.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Variance
Research and development expenses	$1,964,146	$1,482,378	481,768
General and administrative expenses	1,386,457	1,682,031	(295,574)
Other expense, net	79,994	91,091	(11,097)

Research and Development Expenses

The increase in research and development expenses during the three months ended June 30, 2019 was primarily due to increases in outside service costs of $366,000 related to the second quarter initiation of the LPCN 1144 LiFT (“Liver Fat intervention with oral Testosterone”) Phase 2 clinical study in confirmed pre-cirrhotic NASH subjects, increased contract research organization and outside consulting costs for TLANDO of $71,000 in connection with completion of the ABPM study and the filing of the NDA and increases in outside contract research organization costs and sample storage costs of $67,000 related to TLANDO XR (LPCN 1111) offset by decreases in LPCN 1107 contract manufacturing costs of $20,000, with minimal differences in personnel costs and other research and development costs.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended June 30, 2019 was primarily due to decreased personnel costs of $570,000, which includes a decrease of $243,000 in salaries and related benefits mainly from the elimination of our commercial sales and marketing team in 2018, a decrease in severance compensation of $213,000, a decrease in stock compensation expense of $35,000 and a decrease in bonus expense of $78,000. The decreases were offset by increases in other general and administrative expenses including an increase in professional fees of $152,000, an increase in corporate insurance of $82,000 and an increase in marketing expenses of $41,000.

Other Expense, Net

The decrease in other expense, net, during the three months ended June 30, 2019 was due to a decrease in interest expense of $7,000 on our Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) resulting from lower principal balances in 2019 compared to 2018, offset by higher interest rates in 2019. Additionally, interest income during the three months ended June 30, 2019 was higher by $4,000 due to higher interest rates earned in 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018	Variance
License revenue	$-	$428,031	(428,031)
Research and development expenses	3,913,466	2,859,905	1,053,561
General and administrative expenses	2,562,385	3,369,522	(807,137)
Other expense, net	178,518	173,375	5,143
Income tax expense	700	700	-

Revenue

No license revenue was recognized during the six months ended June 30, 2019 compared to license revenue of $428,000 during the six months ended June 30, 2018. License revenue in 2018 relates to royalty payments received from Spriaso, LLC under a licensing agreement in the cough and cold field.

Research and Development Expenses

The increase in research and development expenses during the six months ended June 30, 2019 was primarily due to increased contract research organization and outside consulting costs for TLANDO of $859,000 in connection with completion of the ABPM study and the filing of the NDA, increased manufacturing costs for TLANDO of $58,000, increased outside service costs of $411,000 related to the second quarter initiation of the LPCN 1144 LiFT Phase 2 clinical study in confirmed pre-cirrhotic NASH subjects and increased outside contract research organization costs and sample storage costs of $66,000 related to TLANDO XR (LPCN 1111) offset by decreased contract manufacturing costs for LPCN 1107 of $256,000, decreased personnel costs of $73,000 and miscellaneous decreases in other research and development expenses.

General and Administrative Expenses

The decrease in general and administrative expenses during the six months ended June 30, 2019 was primarily due to decreased personnel costs of $917,000, which includes a decrease of $548,000 in salaries and related benefits mainly from the elimination of our commercial sales and marketing team in 2018, a decrease in severance compensation of $213,000, a decrease in stock compensation expense of $144,000 and a decrease in bonus expense of $12,000. In addition to decreases in personnel costs, we also had a $36,000 decrease in allocated office expense and a $14,000 decrease in marketing expenses. The decreases were offset by increases in other general and administrative expenses including an increase in professional fees of $38,000 and an increase in corporate insurance of $159,000. Finally, we recorded a $37,000 loss on disposition of property in 2018 that did not occur in 2019.

Other Expense, Net

The increase in other expense, net, during the six months ended June 30, 2019 was due to an increase in interest expense of $24,000 on our Loan and Security Agreement with SVB due to higher interest rates in 2019 even though our principal balance decreased in 2019 as compared to 2018, offset by higher interest income earned in 2019 of $19,000, also the result of higher interest rates in 2019.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we seek to advance our lead product candidate, TLANDO, and further clinical development of LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148, LPCN 1107 and our other programs and continued research efforts.

As of June 30, 2019, we had $14.5 million of unrestricted cash, cash equivalents and marketable investment securities compared to $15.3 million at December 31, 2018. Additionally, as of June 30, 2019 and December 31, 2018 we had $5.0 million of restricted cash, which is required to be maintained as cash collateral under the Loan and Security Agreement until TLANDO is approved by the FDA.

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

As of June 30, 2019, we have sold 5,977,560 shares of our common stock resulting in net proceeds of approximately $17.6 million under the Sales Agreement which is net of $658,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2020. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2020, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2020, to support our operations, on-going clinical study for LPCN 1144, compliance with regulatory requirements and long-term research and development and commercialization of TLANDO, if we receive approval of TLANDO from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Additional clinical studies may be required to obtain approval of TLANDO and these studies would put additional demands on our limited capital resources. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization activities sooner than planned. We may consume our capital resources more rapidly if the FDA approval for TLANDO is delayed or denied, or if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if TLANDO receives approval from the FDA. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR (LPCN 1111) and LPCN 1148. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies.

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

Funding may not be available to us on favorable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets, including sales of our common stock through the ATM Offering. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, including the ATM Offering, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. These arrangements may not be available to us or available on terms favorable to us. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences, warrants or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to reduce costs, delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

Sources and Uses of Cash

The following table provides a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(5,560,807)	$(6,486,336)
Cash used in investing activities	(3,530,190)	(122,334)
Cash provided by financing activities	4,677,777	10,000,000

Net Cash Used in Operating Activities

During the six months ended June 30, 2019 and 2018, net cash used in operating activities was $5.6 million and $6.5 million, respectively.

Net cash used in operating activities during the six months ended June 30, 2019 and 2018 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2019, we were performing activities related to the ABPM study for TLANDO, the submission of the TLANDO NDA, the POC liver imaging study for LPCN 1144, and the LifT Phase 2 paired biopsy clinical study for LPCN 1144. During 2018, we were performing activities related to the BRUDAC meeting for TLANDO on January 10, 2018. Additionally, we completed manufacturing scale-up activities for LPCN 1107 in 2018.

Net Cash Used in Investing Activities

During the six months ended June 30, 2019 and 2018, net cash used in investing activities was $3.5 million and $122,000, respectively.

Net cash used in investing activities during the six months ended June 30, 2019 was primarily the result of purchasing additional marketable investment securities, net, of $3.5 million with proceeds from sales of common stock pursuant to the ATM Offering. Net cash used in investing activities during the six months ended June 30, 2018 was primarily the result of purchasing additional marketable investment securities, net, of $122,000 due to proceeds from the SVB Loan and Security Agreement. There were no capital expenditures for the six months ended June 30, 2019 or 2018.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2019 and 2018 net cash provided by financing activities was $4.7 million and $10.0 million, respectively.

Net cash provided by financing activities during 2019 was primarily attributable to the net proceeds from the sale of 2,992,504 shares of common stock pursuant to the ATM Offering resulting in net proceeds of $6.3 million offset by $1.7 million in debt principal repayments under the SVB Loan and Security Agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 6, 2019.

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

Additionally in January 2018, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $96,000 increase in future interest expense, while a one percent decrease in the prime rate would result in a $119,000 decrease in future interest expense.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of June 30, 2019.

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

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019 and from our risk factors included in our Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 8, 2019:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We depend primarily on the success of our lead product candidate, TLANDO, for which we previously received a Complete Response Letter from the FDA and which may not receive regulatory approval or be successfully commercialized.

TLANDO is currently our only product candidate that has completed Phase 3 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization, if approved. We previously submitted an NDA to the FDA and have received two CRL’s but have not submitted comparable applications to other regulatory authorities. On May 14, 2019 we announced that the FDA accepted our resubmission of the NDA for TLANDO, and the FDA has assigned November 9, 2019 as the PDUFA goal date. If the FDA denies or further delays approval of TLANDO, our business would be materially and adversely harmed. If the FDA does approve TLANDO, but we are unsuccessful in commercializing TLANDO, our business will be materially and adversely harmed.

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

We re-submitted our NDA to the FDA in August 2017 based on the results of the DV study. The DV study confirmed the efficacy of TLANDO with a fixed dose regimen without need for dose adjustment. TLANDO was well tolerated upon 52-week exposure with no reports of drug related Serious Adverse Events. Subsequent to our Advisory Committee meeting for TLANDO on January 10, 2018, we conducted a pilot phlebotomy study to assess whether ex vivo conversion of TU to T in serum blood collection tubes occurs post collection. On May 8, 2018 TLANDO received a CRL from the FDA regarding our NDA. The CRL identified four deficiencies which include the following: determining the extent, if any, of clinically meaningful ex vivo conversion of TU to T in serum blood collection tubes to confirm the reliability of T data; obtaining definitive evidence pre-approval via an ABPM study as to whether TLANDO causes a clinically meaningful increase in blood pressure in hypogonadal men, which is a surrogate marker of predicting cardiovascular outcomes; verifying the reliability of Cmax data and providing justification for non-applicability of the agreed-upon and pre-specified Cmax secondary endpoints for TLANDO; and, determining the appropriate stopping criteria that can reproducibly and accurately identify those patients who should discontinue use of TLANDO. The CRL also identified additional comments that are not considered approvability issues.

On July 19, 2018, we completed a Post Action Meeting with the FDA in which the deficiencies raised in the CRL were discussed and a path forward for NDA resubmission for the potential approval of TLANDO was clarified, although no assurance can be given that such approval will be received. The FDA provided specific feedback on potential resolution of each deficiency, including clinical design elements where appropriate. We conducted a definitive phlebotomy study based on FDA study design feedback to exclude any potential clinically meaningful ex vivo TU to T conversion post collection and we conducted an ABPM clinical study to assess TLANDO’s effect on blood pressure and to assist the FDA in determining the appropriate regulatory actions for TLANDO related to blood pressure effects, including Risk Evaluation and Mitigation Strategy beyond labeling. Results from the ABPM Study are in line with a recently approved oral testosterone replacement therapy.

Finally, we performed additional analyses of existing data in order to address the Cmax deficiency and dose stopping criteria deficiency identified by the FDA. On May 14, 2019, we announced that the FDA had accepted our resubmitted NDA for TLANDO, and the FDA has assigned November 9, 2019 as the PDUFA goal date. The FDA may not accept the resubmitted TLANDO NDA due to a variety of reasons, including not addressing all the previously identified deficiencies or not including all requested clinical data, including clinical study reports.

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

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the Company’s current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination of purportedly false and misleading statements relating to the filing of the NDA for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to the Company’s corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  We intend to vigorously defend the Company as well as current and former officers and directors against these allegations, but doing so may result in substantial litigation costs and managerial attention and financial resources may be diverted from business operations even if outcome is in favor of our current and former officers and directors and the Company.

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

As of June 30, 2019, our executive officers and directors beneficially owned approximately 10.8% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

Currently, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the second quarter of 2019 was approximately 133,804 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

We will need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	current and future clinical trials for our product candidates, including for LPCN 1144;
•	the receipt of any additional CRLs related to TLANDO;
•	our ability to respond to the CRLs we have received from the FDA;
•	regulatory actions of the FDA, particularly related to TLANDO;
•	the scope, size, rate of progress, results and costs of completing ongoing clinical trials and development plans with our product candidates;
•	the duration of regulatory uncertainty relating to the TRT class;
•	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;
•	payments received under any license agreements, strategic partnerships or collaborations that we may enter into in the future, if any;
•	the cost of filing, prosecuting and enforcing patent claims;
•	the costs associated with commercializing our product candidates if we receive marketing approval, including the cost and timing of developing internal sales and marketing capabilities or entering into strategic collaborations to market and sell our products; and
•	funding additional product line expansions.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2020. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2020, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2020, to support our operations, on-going clinical study for LPCN 1144, compliance with regulatory requirements and long-term research and development and commercialization of TLANDO, if we receive approval of TLANDO from the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Additional clinical studies may be required to obtain approval of TLANDO and these studies would put additional demands on our limited capital resources. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, clinical trials and pre-commercialization activities sooner than planned. We may consume our capital resources more rapidly if the FDA approval for TLANDO is delayed or denied, or if we elect to pursue the build out of an internal sales force as part of our commercialization launch plan if TLANDO receives approval from the FDA. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR (LPCN 1111) and LPCN 1148. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies.

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

We have focused a significant portion of our efforts on developing TLANDO. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of June 30, 2019, we had an accumulated deficit of $144.7 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148 and LPCN 1107, if initiated. In addition, if we obtain marketing approval for TLANDO, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we develop our most advanced product candidate, TLANDO, and further clinical development of LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Lipocine Inc.
(Registrant)

Dated: August 7, 2019	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 7, 2019	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)