Form 10-Q
period 2019-09-30
Lipocine Inc.
filed 2019-11-12
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2019

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

Outstanding Shares

As of November 11, 2019, the registrant had 25,401,965 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$6,664,508	$8,077,539
Restricted cash	5,000,000	5,000,000
Marketable investment securities	4,880,876	7,173,037
Accrued interest income	10,854	38,514
Prepaid and other current assets	754,504	520,113

Total current assets	17,310,742	20,809,203

Property and equipment, net of accumulated depreciation of $1,136,283 and $1,124,700, respectively	7,415	18,997
Other assets	23,753	23,753
Total assets	$17,341,910	$20,851,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,360,446	$671,280
Accrued expenses	540,954	487,135
Debt - current portion	3,333,333	3,333,333
Total current liabilities	5,234,733	4,491,748

Debt - non-current portion	4,601,837	6,926,532

Total liabilities	9,836,570	11,418,280

Commitments and contingencies (notes 5 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 25,033,482 and 21,737,196 issued and 25,027,772 and 21,731,486 outstanding	2,503	2,174
Additional paid-in capital	155,318,402	147,533,019
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive income (loss)	261	(963)
Accumulated deficit	(147,775,114)	(138,059,845)
Total stockholders' equity	7,505,340	9,433,673
Total liabilities and stockholders' equity	$17,341,910	$20,851,953

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
License revenue	$164,990	$-	$164,990	$428,031
Total revenues	164,990	-	164,990	428,031

Operating expenses:
Research and development	1,713,417	1,422,919	5,626,883	4,282,823
General and administrative	1,427,261	930,137	3,989,645	4,299,659
Total operating expenses	3,140,678	2,353,056	9,616,528	8,582,482

Operating loss	(2,975,688)	(2,353,056)	(9,451,538)	(8,154,451)

Other income (expense):
Interest and investment income	98,988	112,561	348,833	343,145
Interest expense	(183,500)	(218,577)	(611,864)	(622,537)
Total other expense, net	(84,512)	(106,016)	(263,031)	(279,392)

Loss before income tax expense	(3,060,200)	(2,459,072)	(9,714,569)	(8,433,843)

Income tax expense	-	-	(700)	(700)
Net loss	$(3,060,200)	$(2,459,072)	$(9,715,269)	$(8,434,543)

Basic loss per share attributable to common stock	$(0.12)	$(0.12)	$(0.40)	$(0.40)

Weighted average common shares outstanding, basic	24,911,908	21,266,639	24,301,045	21,265,247
Diluted loss per share attributable to common stock	$(0.12)	$(0.12)	$(0.40)	$(0.40)

Weighted average common shares outstanding, diluted	24,911,908	21,266,639	24,301,045	21,265,247

Comprehensive loss:
Net loss	$(3,060,200)	$(2,459,072)	$(9,715,269)	$(8,434,543)
Net unrealized gain (loss) on marketable investment securities	(2,656)	7,755	1,224	763
Comprehensive loss	$(3,062,856)	$(2,451,317)	$(9,714,045)	$(8,433,780)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended Septmeber 30, 2019 and 2018

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at June 30, 2019	24,723,990	$2,473	5,710	$(40,712)	$154,600,442	$2,917	$(144,714,914)	$9,850,206

Net loss	-	-	-	-	-	-	(3,060,200)	(3,060,200)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(2,656)	-	(2,656)

Stock-based compensation	-	-	-	-	58,113	-	-	58,113

Common stock sold through ATM offering	283,782	28	-	-	603,649	-	-	603,677

Option exercises	20,000	2	-	-	56,198	-	-	56,200

Balances at September 30, 2019	25,027,772	$2,503	5,710	$(40,712)	$155,318,402	$261	$(147,775,114)	$7,505,340

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2018	21,731,486	$2,174	5,710	$(40,712)	$147,533,019	$(963)	$(138,059,845)	$9,433,673

Net loss	-	-	-	-	-	-	(9,715,269)	(9,715,269)

Unrealized net gain on marketable investment securities	-	-	-	-	-	1,224	-	1,224

Stock-based compensation	-	-	-	-	781,390	-	-	781,390

Common stock sold through ATM offering	3,276,286	327	-	-	6,947,795	-	-	6,948,122

Option exercises	20,000	2	-	-	56,198	-	-	56,200

Balances at September 30, 2019	25,027,772	$2,503	5,710	$(40,712)	$155,318,402	$261	$(147,775,114)	$7,505,340

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at June 30, 2018	21,264,539	$2,127	5,710	$(40,712)	$146,304,446	$(11,608)	$(132,375,294)	$13,878,959

Net loss	-	-	-	-	-	-	(2,459,072)	(2,459,072)

Unrealized net gain on marketable investment securities	-	-	-	-	-	7,755	-	7,755

Stock-based compensation	-	-	-	-	243,536	-	-	243,536

Common stock sold through ATM offering	69,768	7			90,754			90,761

Balances at September 30, 2018	21,334,307	$2,134	5,710	$(40,712)	$146,638,736	$(3,853)	$(134,834,366)	$11,761,939

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2017	21,264,539	$2,127	5,710	$(40,712)	$145,423,012	$(4,616)	$(126,399,823)	$18,979,988

Net loss	-	-	-	-	-	-	(8,434,543)	(8,434,543)

Unrealized net gain on marketable investment securities	-	-	-	-	-	763	-	763

Stock-based compensation	-	-	-	-	1,124,970	-	-	1,124,970

Common stock sold through ATM offering	69,768	7			90,754			90,761

Balances at September 30, 2018	21,334,307	$2,134	5,710	$(40,712)	$146,638,736	$(3,853)	$(134,834,366)	$11,761,939

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:

Net loss	$(9,715,269)	$(8,434,543)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	11,582	14,150
Loss on disposition of property and equipment	-	37,478
Stock-based compensation expense	781,390	1,124,970
Non-cash interest expense	175,305	194,898
Amortization of discount on marketable investment securities	(147,437)	(159,226)

Changes in operating assets and liabilities:
Accrued interest income	27,660	(6,825)
Prepaid and other current assets	(234,391)	(320,255)
Accounts payable	689,166	(358,148)
Litigation insurance recovery	-	3,319,927
Litigation settlement payable	-	(4,250,000)
Accrued expenses	53,819	(1,008,424)

Cash used in operating activities	(8,358,175)	(9,845,998)

Cash flows from investing activities:

Refund of rental deposit	-	7,000
Purchases of marketable investment securities	(15,108,973)	(20,698,650)
Maturities of marketable investment securities	17,549,795	27,038,944

Cash provided by investing activities	2,440,822	6,347,294

Cash flows from financing activities:

Debt repayments	(2,500,000)	-
Proceeds from debt	-	10,000,000
Proceeds from stock option exercises	56,200	-
Net proceeds from common stock offering	6,948,122	90,761

Cash provided by financing activities	4,504,322	10,090,761
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,413,031)	6,592,057

Cash, cash equivalents, and restricted cash at beginning of period	13,077,539	3,210,749

Cash, cash equivalents, and restricted cash at end of period	$11,664,508	$9,802,806

Supplemental disclosure of cash flow information:
Interest paid	$436,559	$427,639
Income taxes paid	700	700

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain on marketable investment securities	$1,224	$763
Accrued final payment charge on debt	175,305	194,898

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2019.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least March 31, 2020. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects.While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2020, the Company will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, before or after March 31, 2020, to support its operations, on-going clinical study for LPCN 1144 andcompliance with regulatory requirements. If the Company is unsuccessful in raising additional capital its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1144, TLANDO XR (LPCN 1111) and LPCN 1148. Conversely, the Company’s capital resources could last longer if it reduces expenses, reduces the number of activities currently contemplated under our operating plan or if it terminates, modifies the design or suspends on-going clinical studies.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic loss per share attributable to common stock:
Numerator
Net loss	$(3,060,200)	$(2,459,072)	$(9,715,269)	$(8,434,543)

Denominator
Weighted avg. common shares outstanding	24,911,908	21,266,639	24,301,045	21,265,247

Basic loss per share attributable to common stock	$(0.12)	$(0.12)	$(0.40)	$(0.40)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(3,060,200)	$(2,459,072)	$(9,715,269)	$(8,434,543)
Denominator
Weighted avg. common shares outstanding	24,911,908	21,266,639	24,301,045	21,265,247

Diluted loss per share attributable to common stock	$(0.12)	$(0.12)	$(0.40)	$(0.40)

The computation of diluted loss per share for the nine months ended September 30, 2019 and 2018 does not include the following stock options and unvested restricted stock units to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	September 30,
	2019	2018
Stock options	2,310,485	2,208,228
Unvested restricted stock units	678,687	164,623

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2019 and December 31, 2018 were as follows:

September 30, 2019	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
Government bonds and notes	$849,887	$36	$-	$849,923
Corporate bonds, notes and commercial paper	4,030,728	225	-	4,030,953
	$4,880,615	$261	$-	$4,880,876

December 31, 2018	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
Government bonds and notes	$897,481	$-	$(100)	$897,381
Corporate bonds, notes and commercial paper	6,276,519	-	(863)	6,275,656
	$7,174,000	$-	$(963)	$7,173,037

Maturities of debt securities classified as available-for-sale securities at September 30, 2019 are as follows:

September 30, 2019	Amortized Cost	Aggregate fair value
Due within one year	$4,880,615	$4,880,876

There were no sales of marketable investment securities during the three and nine months ended September 30, 2019 and 2018 and therefore no realized gains or losses. Additionally, $8.5 million and $10.4 million of marketable investment securities matured during the three months ended September 30, 2019 and 2018, respectively. Also, $17.5 million and $27.0 million of marketable investment securities matured during the nine months ended September 30, 2019 and 2018, respectively. The Company determined there were no other-than-temporary impairments for the three and nine months ended September 30, 2019 and 2018.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

	September 30,	Fair value measurements at reporting date using
	2019	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents - money market funds, treasury bills, and treasury bonds	$6,263,614	$5,464,914	$798,700	$-

Government bonds and notes	849,923	849,923	-	-

Corporate bonds, notes and commercial paper	4,030,953	-	4,030,953	-
	$11,144,490	$6,314,837	$4,829,653	$-

	December 31,	Fair value measurements at reporting date using
	2018	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents - money market funds and corporate bonds	$7,331,005	$4,835,433	$2,495,572	$-

Government bonds and notes	897,381	897,381	-	-

Corporate bonds, notes and commercial paper	6,275,656	-	6,275,656	-
	$14,504,042	$5,732,814	$8,771,228	$-

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

Government bonds and notes: The Company uses a third-party pricing service to value these investments. United States bonds and notes are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets for identical assets and reportable trades.

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the three and nine months ended September 30, 2019.

(5)	Loan and Security Agreement

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (6% as of September 30, 2019), which interest is payable monthly. The loan matures on December 1, 2021. The Company was only required to make monthly interest payments until December 31, 2018, following which the Company is required to also make equal monthly payments of principal and interest for the remainder of the term. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and to date $435,000 has been recognized as an increase to the principal balance with a corresponding charge to interest expense with the remaining to be recognized over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid.

In connection with the Loan and Security Agreement, the Company granted to SVB a security interest in substantially all of the Company’s assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, as TLANDO was not approved by the United States Food and Drug Administration (“FDA”) prior to May 31, 2018, the Company maintains $5.0 million of cash collateral at SVB as required under the Loan and Security Agreement, until such time as TLANDO is approved by the FDA.

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

Future maturities of principal payments on debt at September 30, 2019, are as follows:

Years Ending December 31,	Amount (in thousands)
2019	$833
2020	3,333
2021	3,334
Thereafter	—
$7,500

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

September 30,
2019
Cash and cash equivalents	$6,664,508
Restricted cash	5,000,000
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$11,664,508

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

At September 30, 2019 and December 31, 2018, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three and nine months ended September 30, 2019 and 2018.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $1.2 million and $887,000, respectively, for the three months ended September 30, 2019 and 2018 and $4.0 million and $2.5 million, respectively, for the nine months ended September 30, 2019 and 2018 under these agreements and has recorded these expenses in research and development expenses.

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

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019 are:

Operating
leases
Year ending December 31:
2019	82,596
2020	55,064

Total minimum lease payments	$137,660

The Company’s rent expense was $83,000 and $80,000, respectively, for the three months ended September 30, 2019 and 2018 and was $246,000 and $243,000, respectively, for the nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, we had sold an aggregate of 6,261,342 shares at a weighted-average sales price of $3.02 per share under the ATM for aggregate gross proceeds of $18.9 million and net proceeds of $18.2 million, after deducting sales agent commissions and discounts and other offering and accounting costs. During the three months ended September 30, 2019, the Company sold an aggregate of 283,782 shares at a weighted-average sales price of $2.22 per share under the ATM for aggregate gross proceeds of $629,000 and $604,000 in net proceeds. During the nine months ended September 30, 2019, the Company sold an aggregate of 3,276,286 shares at a weighted-average sales price of $2.19 per share under the ATM for aggregate gross proceeds of $7.2 million and $6.9 million in net proceeds. During the three and nine months ended September 30, 2018, the Company sold an aggregate of 69,768 shares at a weighted-average sales price of $1.40 per share under the ATM for aggregate gross proceeds of $98,000 and net proceeds of $91,000.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $58,000 and $244,000, respectively, for the three months ended September 30, 2019 and 2018 and $781,000 and $1.1 million, respectively, for the nine months ended September 30, 2019 and 2018, is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$27,072	$151,580	$313,247	$451,662
General and administrative	31,041	91,956	468,143	673,308
	$58,113	$243,536	$781,390	$1,124,970

The Company issued 24,000 stock options during the three months ended September 30, 2019 and did not issue any options during the three months ended September 30, 2018. Additionally, the Company issued 79,000 stock options and 80,000 stock options, respectively, during the nine months ended September 30, 2019 and 2018. The Company did not issue any restricted stock units during the three months ended September 30, 2019 and 2018. The Company issued 50,000 restricted stock units during the nine months ended September 30, 2019, and did not issue any restricted stock units during the nine months ended September 30, 2018.

Key assumptions used in the determination of the fair value of stock options granted are as follows:

	2019	2018
Expected term	5.67 years	5.50 years
Risk-free interest rate	1.82%	2.72%
Expected dividend yield	—	—
Expected volatility	80.38%	77.29%

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

As of September 30, 2019, there was $653,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.61 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of September 30, 2019, there was $587,000 of total unrecognized compensation cost related to unvested restricted stock units that have either time-based or performance vesting.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 3,221,906 shares are authorized for issuance under the 2014 Plan, with 892,383 shares remaining available for grant as of September 30, 2019.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2018	2,424,617	$5.00
Options granted	79,000	1.84
Options exercised	(20,000)	2.81
Options forfeited	(21,221)	2.17
Options cancelled	(151,911)	6.93
Balance at September 30, 2019	2,310,485	4.81

Options exercisable at September 30, 2019	1,752,657	5.69

The following table summarizes information about stock options outstanding and exercisable at September 30, 2019:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,310,485	6.29	$4.81	$747,653	1,752,657	5.45	$5.69	$181,143

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 20,000 stock options exercised during the three and nine months ended September 30, 2019 no stock options exercised during the three and nine months ended September 30, 2018.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted shares
Balance at December 31, 2018	682,124
Granted	50,000
Vested	-
Cancelled	(53,437)
Balance at September 30, 2019	678,687

(10)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the Company’s current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination of purportedly false and misleading statements relating to the filing of the New Drug Application (“NDA”) for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to the Company’s corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  On August 16, 2019, defendants filed a motion to dismiss the complaint. Plaintiff’s response to the motion to dismiss was due on October 18, 2019; however rather than file an opposition brief, plaintiffs filed an amended stockholder derivative complaint. Defendants’ motion to dismiss the amended complaint is due on December 12, 2019; plaintiff’s response is due on January 27, 2020 and defendants’ reply is due on February 26, 2020. The Company intends to vigorously defend itself and its current and former officers and directors against these allegations and has not recorded a liability related to this derivative complaint as the outcome is not probable nor can an estimate be made of loss, if any.

On April 2, 2019, the Company filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  The Company answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019 setting a claim construction hearing on February 3, 2020 and a five-day jury trial beginning on August 24, 2020. The parties are currently engaged in the fact discovery and claim construction phases of the lawsuit.

Beyond John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al. and the lawsuit filed against Clarus, management does not currently believe that any other matter, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017, on January 23, 2018, on July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. On July 23, 2019 the agreement was further amended to extend the term of the agreement for an additional twelve months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements during the three and nine months ended September 30, 2019 and 2018, respectively. Additionally, during the three months ended September 30, 2019 and 2018, the Company received $165,000 and zero in royalty payments from Spriaso. During the nine months ended September 30, 2019 and 2018, the Company received $165,000 and $428,000 in royalty payments from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

(13)	Subsequent Event

On November 8, 2019, the Company received a Complete Response Letter from the FDA regarding its NDA for TLANDO.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 6, 2019 as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 7, 2019, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 8, 2019 or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 6, 2019. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a clinical-stage biopharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products focusing on metabolic and endocrine disorders. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable pharmacokinetic (“PK”) characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability. Our most advanced product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT”). On November 8, 2019 we received a Complete Response Letter ("CRL") from the United States Food and Drug Administration ("FDA") regarding our New Drug Application ("NDA") filed in May 2019 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified one deficiency stating the efficacy trial did not meet the three secondary endpoints for maximal testosterone concentrations (“Cmax”). The CRL does not identify any specific issues relating to chemistry, manufacturing and controls (“CMC”) of TLANDO. We intend to request a meeting with the FDA as soon as possible to discuss a potential path forward for the approval of TLANDO.

Additional pipeline candidates include LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU for the treatment of pre-cirrhotic non-alcoholic steatohepatitis (“NASH”), TLANDO XR (LPCN 1111), a next generation oral TRT product with the potential for once daily dosing which has completed Phase 2 testing, LPCN 1148, an oral prodrug of bioidentical testosterone for the treatment of NASH cirrhosis, and LPCN 1107, potentially the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth which has completed an End-of-Phase 2 meeting with the FDA.

LPCN 1144 is currently being tested in the LiFT (“Liver Fat intervention with oral Testosterone”) Phase 2 clinical study, a paired-biopsy study in confirmed pre-cirrhotic NASH subjects. Additionally, LPCN 1144 recently completed a Proof-Of-Concept (“POC”) liver imaging clinical study which demonstrated substantial liver fat reductions in hypogonadal males at risk of developing NASH as assessed using magnetic resonance imaging, proton density fat fraction (“MRI-PDFF”) technique.

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

We have incurred losses in most years since our inception. As of September 30, 2019, we had an accumulated deficit of $147.8 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $9.7 million for the nine months ended September 30, 2019, compared to $8.4 million for the nine months ended September 30, 2018. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

To fund future long-term operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, regulatory requirements and outcomes related to TLANDO as outlined in our most recent CRL, regulatory requirements related to our other product development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, our ability to license our products to third parties, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

Our Product Candidates

Our current portfolio includes our most advanced product candidate, TLANDO, an oral testosterone replacement therapy product candidate, which received a CRL on November 8, 2019. Additionally, we are in the process of establishing our pipeline of other clinical candidates including an oral androgen therapy for the treatment of pre-cirrhotic NASH, LPCN 1144, a next-generation potential once daily oral testosterone replacement therapy, TLANDO XR (LPCN 1111), an androgen therapy for the treatment of NASH cirrhosis, LPCN 1148, and an oral therapy for the prevention of preterm birth, LPCN 1107.

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

NDA PDUFA Outcome

On November 8, 2019 we received a CRL from the FDA regarding our NDA filed in May 2019 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. The CRL identified one deficiency stating the efficacy trial did not meet the three Cmax secondary endpoints. The CRL does not identify any specific issues relating to CMC of TLANDO. We intend to request a meeting with the FDA as soon as possible to discuss a potential path forward for the approval of TLANDO. Previously, we have received two other CRL’s from the FDA on TLANDO NDA submissions. The first CRL was received on June 28, 2016 and the second CRL was received on May 8, 2018.

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

In the DV study SS Cmax per dose analysis, the percentage of subjects with Cmax less than 1500 ng/dL and between 1800 ng/dL and 2500 ng/dL were 85% and 7%, respectively. Deviations from the predetermined limits in the DV study were observed in the Cmax per day dose analysis for these thresholds. This efficacy trial did not meet the three Cmax per day secondary endpoints. Only one subject, who was a major protocol violator, exceeded the 2500 ng/dL limit independent of per dose or per day dose analyses.

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

Recent Competition Update

On March 27, 2019, Clarus Therapeutics, Inc.’s (“Clarus”) product JATENZO®, an oral testosterone undecanoate product, was approved by the FDA and also received three years of data exclusivity. However as of September 30, 2019, JATENZO® has not been commercially launched by Clarus. Although the FDA approved Jantenzo®, there is no guarantee that TLANDO will ever be approved. Additionally on October 2, 2019, Clarus filed a Citizens Petition with the FDA requesting the FDA establish clear, written guidance regarding the safety and efficacy standards required for oral testosterone drugs. The Citizens Petition also requested that the FDA not approve any oral testosterone drugs until the written guidance is provided by the FDA.

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

Relationship between Hypogonadism and NAFLD

Preclinical and clinical studies in the NAFLD/NASH literature have shown the prevalence of testosterone deficiency across the NAFLD/NASH histological spectrum wherein low testosterone was independently associated with NAFLD/NASH with an inverse relationship between testosterone and NAFLD/NASH symptom severity. A recent National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”) report suggests that 75% of biopsy confirmed NASH subjects have less than 372 ng/dL of total testosterone and that the degree of fibrosis severity is inversely related to free testosterone levels; thus, providing a good rationale for testing LPCN 1144 in adult NASH patients regardless of their hypogonadal status. Recently, we received clearance from the FDA to clinically investigate LPCN 1144 in an expanded target population of adult male NASH patients. Specifically, the FDA waived the limitation of only testing LPCN 1144 in NASH subjects with total testosterone levels below 300 ng/dL (threshold for hypogonadism).

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

Additionally, we have have initiated the LiFT (“Liver Fat intervention with oral Testosterone”) Phase 2 clinical study, a paired-biopsy study in confirmed precirrhotic NASH subjects with the first subject being dosed in the third quarter of 2019. The formulations being studied in the Phase 2 clinical trial are differentiated from TLANDO. The LiFT Phase 2 clinical study is a prospective, multi-center, randomized, double-blind, placebo-controlled multiple-arm study in biopsy-confirmed hypogonadal or eugonadal male NASH subjects with grade F2/F3 fibrosis and a NAFLD Activity Score (“NAS”) ≥ 4 with a 36-week treatment period. The LiFT clinical study is designed to enroll approximately 75 biopsy confirmed NASH male subjects, randomized into one of three arms (two test arms and one placebo arm) with a 1:1:1 randomization ratio. We currently expect top-line liver fat reduction data in mid-2020, as measured by MRI-PDFF at 12 weeks, followed by 36-week biopsy data which is expected by the end of 2020 or early 2021.

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

We are currently formulating plans to conduct a proof-of-concept study in male cirrhotic NASH subjects through consultations with the FDA and key opinion leaders, and consistent with recent FDA NASH cirrhosis guidance, to evaluate the therapeutic potential of LPCN 1148 for the treatment of cirrhotic NASH subjects. We expect to file an Investigational New Drug application (“IND”) for LPCN 1148 by December 31, 2019.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting with the FDA as well as other guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided preliminary feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA feedback, a NI margin of 7% for the primary endpoint may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via a SPA in June 2017 and have received multiple rounds of FDA’s feedback. Agreement with the FDA on the Phase 3 protocol via SPA has not occurred as we were waiting for the FDA’s Advisory Committee meeting to occur for AMAG Pharmaceuticals’ Makena which was held on October 29, 2019. Additionally, a Phase 3 study will not occur until results from a planned food-effect study with LPCN 1107 are reviewed by the FDA. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, manufacturing scale-up work for LPCN 1107 has been completed. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2019 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 3 study with LPCN 1107 to occur in 2019 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing LPCN 1107 to a third party, although no licensing agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on acceptable terms.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through September 30, 2019, we have generated $28.1 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $109.3 million in research and development expenses through September 30, 2019.

As a result of the CRL we received from the FDA on TLANDO’s NDA, we are uncertain as to whether we will incur additional research and developments costs for TLANDO. Once we meet with the FDA in a Post Action Meeting we will have a better idea as to what additional research and development costs will be required, if any. However, these expenditures, if needed, are subject to numerous uncertainties regarding timing and cost to completion.

We expect to continue to incur significant costs as we evaluate options related to TLANDO and as we develop other product candidates.

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

We also incurred significant manufacturing costs to prepare launch supplies for TLANDO. However, these expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
External service provider costs:
TLANDO	$193,826	$821,219	$2,350,409	$2,061,560
LPCN 1111	600	28,897	118,242	80,708
LPCN 1107	15,715	2,000	55,175	297,264
LPCN 1144	943,865	35,100	1,354,800	35,100
Total external service provider costs	1,154,006	887,216	3,878,626	2,474,632
Internal personnel costs	400,999	422,917	1,305,822	1,400,591
Other research and development costs	158,412	112,786	442,435	407,600
Total research and development	$1,713,417	$1,422,919	$5,626,883	$4,282,823

We expect research and development expenses to increase in the future as we conduct future clinical studies, including the LiFT Phase 2 clinical study with LPCN 1144, and when and if we conduct Phase 2 clinical studies with LPCN 1148 and Phase 3 clinical trials with TLANDO XR (LPCN 1111) and LPCN 1107. However, if we are unable to raise additional capital as a result of the CRL we received for TLANDO, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

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

General and administrative expenses also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims, including our on-going patent interference case as well as our patent infringement lawsuit against Clarus Therapeutics Inc. (“Clarus”).

We expect that general and administrative expenses will increase in the future as we incur additional legal fees in the on-going court cases with Clarus. Additional areas that may see increases as we mature as a public company include legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. However, if we are unable to raise additional capital as a result of the CRL we received for TLANDO, we may need to reduce general and administrative expenses in order to extend our ability to continue as a going concern.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities and interest expense incurred on our outstanding Loan and Security Agreement.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Variance
License revenue	$164,990	$-	164,990
Research and development expenses	1,713,417	1,422,919	290,498
General and administrative expenses	1,427,261	930,137	497,124
Other expense, net	84,512	106,016	(21,504)

Revenue

We recognized license revenue of $165,000 during the three months ended September 30, 2019 compared to no license revenue being recognized during the three months ended September 30, 2018. License revenue in 2019 relates to royalty payments received from Spriaso, LLC (“Spriaso”) under a licensing agreement in the cough and cold field.

Research and Development Expenses

The increase in research and development expenses during the three months ended September 30, 2019 was primarily due to increases in outside service costs of $909,000 related to the ramping up of the LPCN 1144 LiFT (“Liver Fat intervention with oral Testosterone”) Phase 2 clinical study in confirmed pre-cirrhotic NASH subjects and increases in other research and development costs of $31,000. These increases were offset by decreased contract research organization and outside consulting costs for TLANDO of $627,000 in connection with second quarter 2019 completion of the ABPM study and the filing of the NDA and a decrease in personnel costs of $22,000. The decrease in personnel expense was due to a $125,000 decrease in stock compensation expense which resulted mainly from the reversal of stock-based compensation expense recorded for the expected vesting of restricted stock units upon the approval of TLANDO (previously estimated to vest in the fourth quarter of 2019). We no longer believe that the approval of TLANDO is probable due to the receipt of a CRL from the FDA on November 8, 2019. The decrease in stock-based compensation expense was offset by increased salaries and other personnel expenses of $102,000.

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended September 30, 2019 was primarily due to a $565,000 increase in legal fees mainly due to the lawsuit filed against Clarus for patent infringement and increases in other general and administrative expenses including an increase in corporate insurance of $28,000, offset by a decrease of $96,000 in personnel expense. The reduction in personnel expense was mainly the result of decreased stock-based compensation expense which resulted from the reversal of expense for the expected vesting of restricted stock units upon the approval of TLANDO (previously estimated to vest in the fourth quarter of 2019). We no longer believe that the approval of TLANDO is probable due to the receipt of a CRL from the FDA on November 8, 2019. Additionally, there was a net decrease in other personnel expense offset by an increase in stock-based compensation expense for time-based restricted units awarded in December 2018.

Other Expense, Net

The decrease in other expense, net, during the three months ended September 30, 2019 was due to a decrease in interest expense of $35,000 on our Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) resulting from lower principal balances in 2019 compared to 2018, offset by higher interest rates in 2019. Additionally, interest income during the three months ended September 30, 2019 was lower by $14,000 due to lower balances of cash, cash equivalents and marketable investment securities.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018	Variance
License revenue	$164,990	$-	164,990
Research and development expenses	5,626,883	4,282,823	1,344,060
General and administrative expenses	3,989,645	4,299,659	(310,014)
Other expense, net	263,031	279,392	16,361
Income tax expense	700	700	-

Revenue

We recognized license revenue of $165,000 during the nine months ended September 30, 2019 compared to license revenue of $428,000 during the nine months ended September 30, 2018. License revenue in both 2019 and 2018 relates to royalty payments received from Spriaso under a licensing agreement in the cough and cold field.

Research and Development Expenses

The increase in research and development expenses during the nine months ended September 30, 2019 was primarily due to increases in the following costs: contract research organization and outside consulting costs for TLANDO of $262,000 in connection with completion of the ABPM study and the filing of the NDA, increased manufacturing costs for TLANDO of $27,000, increased outside service costs of $1.3 million related to the second quarter initiation of the LPCN 1144 LiFT Phase 2 clinical study in confirmed pre-cirrhotic NASH subjects, increased outside contract research organization costs of $38,000 related to TLANDO XR (LPCN 1111), and increases in miscellaneous other research and development expenses of $35,000. These cost increases were offset by decreased personnel costs of $95,000 due to decreases in stock-based compensation expense of $138,000 which resulted mainly from the reversal of expense for the expected vesting of restricted stock units upon the approval of TLANDO (previously estimated to vest in the fourth quarter of 2019) offset by increased salaries and other personnel expenses of $44,000. We no longer believe that the approval of TLANDO is probable due to the receipt of a CRL from the FDA on November 8, 2019. Additionally, contract manufacturing costs decreased $242,000 for LPCN 1107.

General and Administrative Expenses

The decrease in general and administrative expenses during the nine months ended September 30, 2019 was primarily due to decreased personnel costs of $1.0 million, which includes a decrease of $505,000 in salaries and related benefits mainly from the elimination of our commercial sales and marketing team in 2018, a decrease in severance compensation of $213,000, a net decrease in stock-based compensation expense of $205,000 which resulted mainly from the reversal of expense for the expected vesting of restricted stock units upon the approval of TLANDO (previously estimated to vest in the fourth quarter of 2019) and an $89,000 net decrease in other miscellaneous personnel expenses, as well as a $51,000 net decrease in other general administrative expenses such as professional fees, licensing fees, office and other fees. These decreases in personnel costs and other general and administrative expenses were offset by a $607,000 increase in legal costs mainly due to the lawsuit filed against Clarus for patent infringement and a $188,000 increase in corporate insurance. Additionally, we also had a $37,000 loss on disposition of property in 2018 that did not occur in 2019.

Other Expense, Net

The decrease in other expense, net, during the nine months ended September 30, 2019 was due to a decrease in interest expense of $11,000 on our Loan and Security Agreement with SVB, the result of lower principal balances in 2019 compared to 2018 offset by higher interest rates in 2019. Additionally, interest income earned during the nine months ended September 30, 2019 was higher by $6,000, despite lower average balances of cash, cash equivalents and marketable securities during 2019 because of higher interest rates in 2019.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we evaluate our options related to TLANDO and as we advance clinical development of LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148, LPCN 1107 and any other product candidate, including continued research efforts.

As of September 30, 2019, we had $11.5 million of unrestricted cash, cash equivalents and marketable investment securities compared to $15.3 million at December 31, 2018. Additionally, as of September 30, 2019 and December 31, 2018 we had $5.0 million of restricted cash, which is required to be maintained as cash collateral under the Loan and Security Agreement until TLANDO is approved by the FDA.

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

As of September 30, 2019, we have sold 6,261,342 shares of our common stock resulting in net proceeds of approximately $18.2 million under the Sales Agreement which is net of $684,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2020. We have based this estimate on assumptions that may prove to be wrong, and the we could utilize our available capital resources sooner than we currently expect. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31 2020, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2020, to support our operations, on-going clinical study for LPCN 1144 and compliance with regulatory requirements. If the Company is unsuccessful in raising additional capital its ability to continue as a going concern will become a risk. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR (LPCN 1111) and LPCN 1148. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies.

We can raise capital pursuant to the Sales Agreement in the ATM Offering but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

•	further clinical development requirements or other requirements of the FDA related to approval of TLANDO;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities for all of our product candidates, including LPCN 1144, TLANDO XR (LPCN 1111) and LPCN 1148;

•	the scope of clinical and other work required to obtain approval of TLANDO and our other product candidates;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(8,358,175)	$(9,845,998)
Cash provided by investing activities	2,440,822	6,347,294
Cash provided by financing activities	4,504,322	10,090,761

Net Cash Used in Operating Activities

During the nine months ended September 30, 2019 and 2018, net cash used in operating activities was $8.4 million and $9.8 million, respectively.

Net cash used in operating activities during the nine months ended September 30, 2019 and 2018 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2019, we were performing activities related to the ABPM study for TLANDO, the submission of the TLANDO NDA, the POC liver imaging study for LPCN 1144, and the LifT Phase 2 paired biopsy clinical study for LPCN 1144. During 2018, we were performing activities related to the BRUDAC meeting for TLANDO on January 10, 2018. Additionally, we completed manufacturing scale-up activities for LPCN 1107 in 2018.

Net Cash Provided by Investing Activities

During the nine months ended September 30, 2019 and 2018, net cash provided by investing activities was $2.4 million and $6.3 million, respectively.

Net cash provided by investing activities during the nine months ended September 30, 2019 and 2018 was primarily the result of utilizing marketable investment securities, net, of $2.4 and $6.3 million, respectively, to fund operations. There were no capital expenditures for the nine months ended September 30, 2019 and 2018.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2019 and 2018 net cash provided by financing activities was $4.5 million and $10.1 million, respectively.

Net cash provided by financing activities during 2019 was primarily attributable to the net proceeds from the sale of 3,276,286 shares of common stock pursuant to the ATM Offering resulting in net proceeds of $6.9 million offset by $2.5 million in debt principal repayments under the SVB Loan and Security Agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 6, 2019.

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

Additionally in January 2018, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $79,000 increase in future interest expense, while a one percent decrease in the prime rate would result in a $96,000 decrease in future interest expense.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2019.

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

On May 15, 2015, we filed a patent application with the PTO (14/713,692) and requested that an interference be declared between our patent application and the Clarus 428 Patent.  Pursuant to our request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and our application to determine, as between Clarus and us, who was the first to invent the subject matter of the claimed invention. We were declared the Senior Party in the interference. On September 20, 2017 the PTAB issued a Decisions on Motions. The PTAB granted our motion to deny Clarus’ previously accorded priority date for the Clarus 428 Patent and denied Clarus’ motion for an earlier priority date based upon the filing of its provisional applications. Therefore, Clarus has a new priority date of April 16, 2014 for the Clarus 428 patent. The PTAB also granted Clarus’ motion to deny our accorded priority date. Therefore, we have an accorded priority date of May 15, 2015 on its application. As a consequence of this decision, the PTAB has redeclared the interference (No. 106,045) and named Clarus as the senior party and us as the junior party. All other motions were denied. A conference call with the PTAB was held on October 4, 2017 to discuss the next steps, including a priority schedule. After the conference call, the PTAB issued an order setting times in the priority phase.  The order indicated that since we are the only party that filed a priority statement, only we shall be permitted to put on a priority case. The priority statement filed by us included a claimed date of invention well prior to Clarus’ accorded benefit date. We filed our motion for priority on January 18, 2018, and thereafter, on March 26, 2018, Clarus filed a notice stating it has not filed, and will not file, a substantive opposition to our priority motion. On December 21, 2018, the PTAB granted Lipocine priority motion and entered adverse judgment against Clarus. The PTAB ruling cancels all claims on the Clarus 428 Patent. On December 21, 2018, the PTAB granted Lipocine’s priority motion and entered adverse judgment against Clarus. The PTAB ruling cancels all claims in the Clarus 428 Patent. On February 19, 2019, Clarus filed an appeal of the PTAB judgement to the Court of Appeals for the Federal Circuit (“CAFC”). Clarus filed its substantive opening brief to the CAFC on May 20, 2019, and Lipocine filed its opposition brief on August 30, 2019. Clarus’ reply brief was filed on October 21, 2019. Oral argument has not yet been scheduled.

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the Company’s current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination of purportedly false and misleading statements relating to the filing of the NDA for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to the Company’s corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  On August 16, 2019, defendants filed a motion to dismiss the complaint. Plaintiff’s response to the motion to dismiss was due on October 18, 2019; however rather than file an opposition brief, plaintiffs filed an amended stockholder derivative complaint. Defendants’ motion to dismiss the amended complaint is due on December 12, 2019; plaintiff’s response is due on January 27, 2020 and defendants’ reply is due on February 26, 2020. Defendants intend to vigorously defend themselves against these allegations.

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019.   The Court held a scheduling conference on August 15, 2019 setting a claim construction hearing on February 3, 2020 and a five-day jury trial beginning on August 24, 2020. The parties are currently engaged in the fact discovery and claim construction phases of the lawsuit.

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

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019, from our risk factors included in our Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 8, 2019 and from our risk factors included in our Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 7, 2019:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We depend primarily on the success of our lead product candidate, TLANDO, for which we recently received a Complete Response Letter from the FDA and which may not receive regulatory approval or be successfully commercialized.

TLANDO is currently our only product candidate that has completed Phase 3 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization, if approved. On November 8, 2019 we received a CRL from the FDA regarding our NDA filed in May 2019 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. The CRL identified one deficiency stating the efficacy trial did not meet the three secondary endpoints for maximal testosterone concentrations (“Cmax”). The CRL did not identify any specific issues relating to chemistry, manufacturing and controls (“CMC”) of TLANDO. Previously, we have received two other CRL’s from the FDA on TLANDO NDA submissions. The first CRL was received on June 28, 2016 and the second CRL was received on May 8, 2018. We have not submitted comparable applications to other regulatory authorities. If the FDA denies or further delays approval of TLANDO, our business would be materially and adversely harmed. If the FDA does approve TLANDO, but we are unsuccessful in commercializing TLANDO, our business will be materially and adversely harmed.

As we have received another CRL from the FDA, approval of TLANDO will be substantially delayed and additional studies and expense may be required before we would be in a position to resubmit an NDA to address the CRL deficiencies. Our ability to raise capital may also be impaired. If we proceed with any study, we face the risk that the FDA would not agree with the design or results of the study.

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

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the Company’s current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination of purportedly false and misleading statements relating to the filing of the NDA for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to the Company’s corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  On August 16, 2019, defendants filed a motion to dismiss the complaint. Plaintiff’s response to the motion to dismiss was due on October 18, 2019; however rather than file an opposition brief, plaintiffs filed an amended stockholder derivative complaint. Defendants’ motion to dismiss the amended complaint is due on December 12, 2019; plaintiff’s response is due on January 27, 2020 and defendants’ reply is due on February 26, 2020.

Defendants intend to vigorously defend themselves against these allegations, but doing so may result in substantial litigation costs and managerial attention and financial resources may be diverted from business operations even if outcome is in favor of our current and former officers and directors and the Company.

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

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court in Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019.  The Court held a scheduling conference on August 15, 2019 setting a claim construction hearing on February 3, 2020 and a five-day jury trial beginning on August 24, 2020. The parties are currently engaged in the fact discovery and claim construction phases of the lawsuit.

RISKS RELATING TO OUR FINANCIAL POSITION AND CAPITAL REQUIREMENTS

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We will need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	current and future clinical trials for our product candidates, including for LPCN 1144;
•	the receipt of any additional CRLs related to TLANDO;
•	our ability to respond to the CRLs we have received from the FDA;
•	regulatory actions of the FDA, particularly related to TLANDO;
•	the scope, size, rate of progress, results and costs of completing ongoing clinical trials and development plans with our product candidates;
•	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;
•	payments received under any license agreements, strategic partnerships or collaborations that we may enter into in the future, if any;
•	the cost of filing, prosecuting and enforcing patent claims;
•	the costs associated with commercializing our product candidates if we receive marketing approval, including the cost and timing of developing internal sales and marketing capabilities or entering into strategic collaborations to market and sell our products;
•	the costs of on-going and future litigation; and
•	funding additional product line expansions.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2020. We have based this estimate on assumptions that may prove to be wrong, and the we could utilize our available capital resources sooner than we currently expect. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2020, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2020, to support our operations, on-going clinical study for LPCN 1144 and compliance with regulatory requirements. If the Company is unsuccessful in raising additional capital its ability to continue as a going concern will become a risk. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR (LPCN 1111) and LPCN 1148. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies.

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

We have focused a significant portion of our efforts on developing TLANDO. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of September 30, 2019, we had an accumulated deficit of $147.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148 and LPCN 1107, if initiated. In addition, if we eventually obtain marketing approval for TLANDO, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate our options with TLANDO and further clinical development of LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our management and directors will be able to exert influence over our affairs.

As of September 30, 2019, our executive officers and directors beneficially owned approximately 10.8% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

Currently, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the third quarter of 2019 was approximately 147,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

Lipocine Inc.
(Registrant)

Dated: November 12, 2019	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: November 12, 2019	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)