Form 10-K
period 2019-12-31
Lipocine Inc.
filed 2020-03-13
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File Number: 001-36357

LIPOCINE INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0370688
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

675 Arapeen Drive, Suite 202, Salt Lake City, Utah	84108
(Address of Principal Executive Offices)	(Zip Code)

801-994-7383

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	LPCN	The NASDAQ Stock Market LLC

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

Outstanding Shares

The aggregate market value of the common stock held by non-affiliates of the Registrant was $43.4 million as of June 30, 2019. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 12, 2020, the registrant had 47,854,499 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

General

Lipocine Inc. (“Lipocine” or the “Company”) was originally incorporated on June 19, 1997, under the laws of the State of Delaware.

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

Our most advanced product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT”). On November 8, 2019 we received a Complete Response Letter ("CRL") from the United States Food and Drug Administration ("FDA") regarding our New Drug Application ("NDA") filed in May 2019 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified one deficiency stating the efficacy trial did not meet the three secondary endpoints for maximal testosterone concentrations (“Cmax”). The CRL did not identify any specific issues relating to chemistry, manufacturing and controls (“CMC”) of TLANDO. We had our Post Action meeting with the FDA in January 2020 and discussed a potential path forward for the approval of TLANDO. Based on the Post Action meeting and written feedback, the FDA indicated our approach to addressing the deficiency through the reanalysis of existing data in accordance with FDA feedback appears to be a reasonable path forward. The FDA requested that the information generated by the reanalysis be submitted as part of an NDA resubmission with a six-month Prescription Drug User Fee Act (“PDUFA”) clock. We resubmitted the NDA on February 28, 2020 and it has been assigned a PDUFA date of August 28, 2020.

Additional pipeline candidates include LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU for the treatment of pre-cirrhotic non-alcoholic steatohepatitis (“NASH”), TLANDO XR (LPCN 1111), a next generation oral TRT product with the potential for once daily dosing which has completed Phase 2 testing, LPCN 1148, an oral prodrug of bioidentical testosterone for the treatment of NASH cirrhosis, and LPCN 1107, potentially the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, which has completed an End-of-Phase 2 meeting with the FDA.

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

The male testosterone market was $1.7 billion in 2018 according to IMS Health data. Additionally, testosterone replacement prescriptions were approximately 7.2 million in 2018 according to IMS Health data. Injectables are the predominant dosage form in this market in terms of annual prescriptions written although topical gels garner the majority of the dollar sales and also have a significant share of total annual prescriptions. The historical growth in the market was driven by increasing recognition by both patients and providers of the prevalence of hypogonadism and its far-reaching medical consequences. Top treatments are marketed by AbbVie Inc. (“AbbVie”) and Endo Pharmaceuticals (“Endo”).

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

NDA PDUFA Outcome

On November 8, 2019 we received a CRL from the FDA regarding our NDA filed in May 2019 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. The CRL identified one deficiency stating the efficacy trial did not meet the three Cmax secondary endpoints. The CRL does not identify any specific issues relating to CMC of TLANDO. We had a Post Action meeting with the FDA in January 2020 and discussed a potential path forward for the approval of TLANDO. Based on the Post Action meeting and written feedback, the FDA indicated our approach to addressing the deficiency through the reanalysis of existing data in accordance with FDA feedback appears to be a reasonable path forward. The FDA requested that the information generated by the reanalysis be submitted as part of an NDA resubmission with a six-month Prescription Drug User Fee Act (“PDUFA”) clock. We resubmitted the NDA on February 28, 2020 and it has been assigned a PDUFA date of August 28, 2020. Previously, we have received two other CRL’s from the FDA on TLANDO NDA submissions. The first CRL was received on June 28, 2016 and the second CRL was received on May 8, 2018.

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

We believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering TLANDO although there is no guarantee of FDA approval of TLANDO. The DV study is considered our pivotal efficacy clinical study. TLANDO successfully met the FDA primary efficacy guidelines in the DV study safety statistical analysis set (“SS”) where 80% of the subjects achieved average testosterone levels (“Cavg”) within the normal range with a lower bound confidence interval (“CI”) of 72%. The DF study restored 70% of the subjects’ average testosterone levels within the normal range (Cavg) confirming that twice daily (“BID”) dosing is the appropriate dosing regimen for TLANDO and was the basis for resubmission. The safety set is defined as any subject that was randomized into the study and took at least one dose (N=95 subjects in the DV study and N=100 in the DF study). A baseline carried forward approach was used to account for missing data as a result of subject discontinuation.

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

In the DV study SS Cmax per dose analysis, the percentage of subjects with Cmax less than 1500 ng/dL and between 1800 ng/dL and 2500 ng/dL were 85% and 7%, respectively. Deviations from the predetermined limits in the DV study were observed in the Cmax per day dose analysis for these thresholds as such this efficacy trial did not meet the three Cmax per day secondary endpoints. Only one subject, who was a major protocol violator, exceeded the 2500 ng/dL limit independent of per dose or per day dose analyses.

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

Recent Competition Update

On March 27, 2019, Clarus Therapeutics, Inc.’s (“Clarus”) product JATENZO®, an oral testosterone undecanoate product, was approved by the FDA and also received three years of data exclusivity. It is unclear how Jatenzo’s three years of data exclusivity will impact the potential full approvability of TLANDO. The potential exists that, as a result of Clarus’ data exclusivity, the approval of TLANDO by the FDA, if ever received, could be delayed until March 27, 2022. On February 10, 2020, Clarus announced that JATENZO® has been launched and is commercially available. Additionally on October 2, 2019, Clarus filed a Citizens Petition with the FDA requesting the FDA establish clear, written guidance regarding the safety and efficacy standards required for oral testosterone drugs. The Citizens Petition also requested that the FDA not approve any oral testosterone drugs until the written guidance is provided by the FDA. We will not know the impact that Clarus’ Citizen Petition may have on TLANDO’s approval until the FDA addresses the Citizens Petition specifically which may have an adverse effect on TLANDO.

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

Current Status

We have completed a 16-week POC liver imaging clinical study to assess liver fat changes in hypogonadal men at risk of developing NASH using MRI-PDFF technique. Treatment results from the POC liver imaging study demonstrated that 48% of the treated NAFLD subjects, defined as baseline liver fat of at least 5%, had NAFLD resolution, defined as liver fat <5% post treatment. Additionally, 100% of the subjects experiencing NAFLD resolution had at least a 35% relative liver fat reduction from baseline with a relative mean liver fat reduction of 55% in this group. Further results from the POC liver fat clinical study after 16 weeks of treatment are as follows:

Baseline Liver Fat %	Mean Liver Fat % at	Relative Reductions at EOS		Responder Rate** at
Category, n	Baseline	Mean %	Median %	EOS, %
At least 10%, n=8	20.5	40	39	75
At least 8%, n=10	18.3	42	42	80
At least 5%, n=21	12.1	33	41	71

**Based on subjects who experienced at least a 30% reduction in liver fat from baseline.

Additionally, we have initiated the LiFT (“Liver Fat intervention with oral Testosterone”) Phase 2 clinical study, a paired-biopsy study in confirmed pre-cirrhotic NASH subjects with the first subject being dosed in the third quarter of 2019. The formulations being studied in the Phase 2 clinical trial are differentiated from TLANDO. The LiFT Phase 2 clinical study is a prospective, multi-center, randomized, double-blind, placebo-controlled multiple-arm study in biopsy-confirmed hypogonadal or eugonadal male NASH subjects with grade F2/F3 fibrosis and a NAFLD Activity Score (“NAS”) ≥ 4 with a 36-week treatment period. The LiFT clinical study is designed to enroll between 60 and 75 biopsy confirmed NASH male subjects, randomized into one of three arms (two test arms and one placebo arm) with a 1:1:1 randomization ratio. We currently expect top-line liver fat reduction data in the second half of 2020, as measured by MRI-PDFF at 12 weeks, followed by 36-week biopsy data which is expected by the first half of 2021.

TLANDO XR (LPCN 1111): A Next-Generation Long-Acting Oral Product Candidate for TRT

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

In February 2018 we had a meeting with the FDA to discuss these pre-clinical results and to discuss the Phase 3 clinical study and path forward for TLANDO XR (LPCN 1111). Based on the results of the FDA meeting and additional pre-clinical trials conducted after the FDA meeting, we are designing a Phase 3 protocol for TLANDO XR (LPCN 1111) and will solicit FDA feedback once the protocol is complete. Additionally, the FDA previously requested that a food effect study be completed, and that ABPM be included as part of the Phase 3 clinical study. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2020 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 3 study with LPCN 1111 to occur in 2020 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing LPCN 1111 to a third party, although no licensing agreement has been entered into by the Company.

LPCN 1148: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH in Cirrhotic patients

NASH cirrhosis is an end stage NAFLD for which there is no FDA approved drug treatment. During 2015, approximately 1.3 million NASH patients had cirrhosis (fibrosis grade 4). Cirrhosis patients typically experience increased morbidity and mortality and symptoms of hypogonadism such as alteration of hair distribution, anemia, sexual dysfunction, testicular atrophy, muscle wasting, fatigue, osteoporosis, gynecomastia, and other symptoms.

Testosterone levels fall progressively with increasing chronic liver disease severity. Low testosterone levels, reported in up to 90% of male cirrhotic patients, is known to increase adverse outcomes and is a predictor of mortality in these patients with association with increased risk of major infections, death and/ or transplantation rates, increased risk of hepatic decompensation, worsening of sarcopenia, higher Child Pugh score grade and Model for End-stage Liver Disease score as well as severity of portal hypertension and ascites grade.

We are currently formulating plans to conduct a proof-of-concept study in male cirrhotic subjects through consultations with the FDA and key opinion leaders to evaluate the therapeutic potential of LPCN 1148 for the treatment of cirrhotic subjects. We plan to file an Investigational New Drug application (“IND”) for LPCN 1148 in March 2020. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2020 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 2 study with LPCN 1148 to occur in 2020 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing LPCN 1148 to a third party, although no licensing agreement has been entered into by the Company

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the reduction of risk of preterm birth (delivery less than 37 weeks) (“PTB”) in women with singleton pregnancy who have a history of singleton spontaneous PTB. Prevention of PTB is a significant unmet need as approximately 11.7% of all U.S. pregnancies result in PTB, a leading cause of neonatal mortality and morbidity.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting and subsequent guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided preliminary feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledgment that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval; and, recommendation of a non-inferiority (“NI”) study margin of 7% with interim analyses. A standard statistical design for an NI study based on the FDA feedback of 7% for the primary endpoint may require approximately 1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via an SPA in June 2017 and have received multiple rounds of FDA’s feedback. However, agreement with the FDA on the Phase 3 protocol via SPA has not occurred as we are waiting for minutes from the FDA’s Advisory Committee meeting for AMAG Pharmaceuticals’ Makena which was held on October 29, 2019. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, a Phase 3 study will not occur until the results from a planned food-effect study with LPCN 1107 are reviewed by the FDA, though manufacturing scale-up work for LPCN 1107 has been completed.

Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2020 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 3 study with LPCN 1107 to occur in 2020 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing LPCN 1107 to a third party, although no licensing agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on acceptable terms.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Research and Development

We currently have five products in our development pipeline (TLANDO, LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107) and we continue to conceptualize and discuss new indications for current products as well as new development opportunities. In 2019 and 2018, we spent $7.5 million and $6.5 million, respectively, on research and development.

Competition

Testosterone Market Overview

The gel-based testosterone replacement products that are currently available include AbbVie’s AndroGel® , Eli Lilly’s Axiron® Topical Solution and Endo’s Testim® and Fortesta® along with their respective authorized generics as well as the equivalent generic versions of each. Transdermal patches include Allergan’s Androderm®. Intramuscular forms of testosterone also exist although commercialized mostly in generic forms by multiple companies and in branded form as Aveed® by Endo. Additionally, Endo markets the buccal testosterone replacement therapy Striant® and the Testopel® implantable testosterone pellets, which it acquired from Auxillium in 2015. Antares Pharma, Inc. markets a sub-cutaneous weekly auto-injector testosterone therapy, Xyosted™. Aytu BioScience Inc. markets an intranasal testosterone therapy, Natesto®, which it licensed from Acerus Pharmaceuticals in 2016. Finally, Clarus markets an oral testosterone replacement therapy, JATENZO®, which received approval in March 2019.

Historically testosterone gels have dominated the testosterone replacement therapy market in terms of sales dollars while intramuscular injections have the highest market share in the testosterone replacement market in terms of annual prescriptions. While gels are a widely-used form of testosterone replacement therapy, there is a risk of transference; additionally, the gels are messy to apply and have significant compliance issues leading to high rates of discontinuance among patients. Additionally, certain intramuscular injections have the potential to cause pulmonary embolisms as well as cause injection site reactions, scarring, pain and risk of infection in patients. We believe, a safe and effective oral therapy could potentially increase patient convenience and compliance, while eliminating the testosterone transference risk associated with gels and injection site reaction of injectables.

The FDA has granted a therapeutic equivalence ("TE") rating of AB to “generic” versions of approved products which have been approved via a 505(b)(2) NDA. In July 2014, FDA granted the AB rating to Perrigo’s 1% testosterone gel drug product (NDA 203098) approved in January 2013, and a BX rating to Teva’s 1% gel drug product (NDA 202763) approved in February 2012. Each are versions of AbbVie’s AndroGel 1.0% and employed 505(b)(2) submissions citing AndroGel as their reference listed drugs ("RLD"). Teva’s version was found to be bioinequivalent to AndroGel, hence the BX rating. Upsher-Smith Laboratories also received approval for a version of Endo’s Testim (Vogelxo™; NDA 204399) in June 2014 using the same pathway. In January of 2015, the FDA determined that Vogelxo™ is therapeutically equivalent to Testim and received an AB rating. In August 2015, the FDA granted AB rating to Perrigo’s 1.62% testosterone gel drug product (NDA 204268) which also received FDA approval in August 2015. Eli Lilly and Acrux’s Axiron had patent expiry in February 2017. On July 6, 2017, Acrux confirmed that a generic version of Axiron® Topical Solution, 30 mg/1.5 mL (Testosterone Topical Solution, 30 mg/1.5 mL) has been launched in the United States by Perrigo Company plc. Acrux also confirmed the availability of an authorized generic version of Axiron in the United States, through a marketing and distribution agreement between Eli Lilly and Company and a leading authorized generics company

Other Therapies in Development

Recently there has been increased interest in developing oral testosterone replacement therapies as well as testosterone therapies which are not considered testosterone replacement and as such will need to achieve efficacy endpoints in addition to endpoints related to serum testosterone levels that are required for testosterone replacement therapies.

Marius Pharmaceuticals is developing an oral testosterone undecanoate as a testosterone replacement therapy for the treatment of hypogonadism in men as well as in the treatment of Constitutional Delay of Growth and Puberty in adolescent boys (14-17 years of age). The product candidate has completed Phase 2 clinical trials in hypogonadal males and an end of Phase 2 meeting has been requested of the FDA. Marinus is also currently conducting Phase 3 studies for TRT in men suffering from hypogonadism.

Mereo BioPharma Group Ltd. is currently developing BGS649, a once weekly aromatase inhibitor, for first-line therapy for the treatment of obese men with hypogonadotropic hypogonadism. BGS649 has completed Phase 2b testing.

TesoRx Pharma LLC is developing an oral bio-identical testosterone, TSX-002, for the treatment of Constitutional Delay of Growth and Puberty. Phase 2 clinical studies have been completed. TesoRx is also developing a potential once-daily oral testosterone undecanoate product candidate, TSX-049, as a testosterone replacement therapy for the treatment of hypogonadism in men.

NASH Market Overview

There are currently no medications approved for the treatment of NASH. However, various therapeutics are used off-label for the treatment of NASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodeoxycholic acid (“UDCA”). There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of NASH, including Genfit SA’s PPAR alpha/delta agonist (elafibranor), Gilead Sciences, Inc.’s ASK-1 inhibitor (selonsertib) and Allergan plc’s dual CCR2 and CCR5 inhibitor (cenicriviroc), as well as FXR agonists from Novartis AG (tropifexor), Gilead Sciences, Inc. (GS-9674) and Enanta Pharmaceuticals, Inc. (EDP-305).

Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NASH include AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., CymaBay Therapeutics, Inc., Durect Corporation, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Immuron Ltd., Ionis Pharmaceuticals, Inc., Islet Sciences, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Inc., Novo Nordisk A/S, NuSirt Sciences Inc., Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. NASH is a complex disease and we believe that it is unlikely that any one therapeutic option will be optimal for every NASH patient.

Hydroxyprogesterone caproate, or HPC, Preterm Birth, or PTB, Market Overview

PTB is defined as delivery before 37 weeks of gestation. The only approved therapy for prevention of PTB in women with a prior history of at least one preterm birth (~180,000 pregnancies annually) is a weekly intramuscular injection of hydroxyprogesterone caproate, marketed by AMAG Pharmaceuticals, Inc. under the brand name Makena®. The FDA granted a 7-year orphan drug exclusivity to Makena in February 2011 because the product is intended to treat “rare diseases or conditions” defined as a condition that affects fewer than 200,000 persons in the United States which expired in February 2018. Generic versions of the intermuscular injection of Makena became available during 2018. In order to protect market share, AMAG also developed a subcutaneous auto-injector for Makena that received FDA approval on February 14, 2018. Treatment with Makena is initiated in pregnant women between week 16 and week 20 of pregnancy and is continued until up to delivery or week 37, whichever is earlier. The intramuscular injection is administered by a healthcare provider using a 21-gauge needle into the gluteus muscle, alternating sides each week. The intramuscular injections are associated with significant pain, discomfort and associated injection site reactions. The subcutaneous auto-injector for Makena eliminates the need to travel weekly to a healthcare provider to have the injection administered. AMAG Pharmaceuticals has disclosed that the completed confirmatory trial for Makena did not demonstrate a statistically significant difference between the treatment and placebo arms for the co-primary endpoints of reducing the risk of recurrent preterm birth or improving neonatal mortality and morbidity. On October 29, 2019 a Meeting of the Bone, Reproductive and Urologic Drugs Advisory Committee was held to consider the trial’s findings and the sNDA in the context of AMAG Pharmaceuticals’ confirmatory study obligation. While the committee discussed multiple questions, in a mixed vote on the key question, nine advisory committee members voted to recommend that the FDA pursue withdrawal of approval for Makena and seven committee members voted to leave the product on the market under accelerated approval and require a new confirmatory trial.  Among the clinicians on the advisory committee, five of the six who practice obstetrics voted to keep Makena on the market and generate more data. The advisory committee’s recommendation, while not binding, will be considered by the FDA in making its decision. We are awaiting FDA’s decision regarding Makena before proceeding on further development of LPCN 1107.

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

Intellectual Property

Drug Delivery Technologies for Lipophilic Drug Substances

TLANDO is an oral formulation of the lipophilic prodrug testosterone undecanoate, utilizing our proprietary technology for improved delivery of lipophilic therapeutic agents. Our patent portfolio is directed to various types of compositions and methods for delivery of lipophilic drugs, which are drugs that are soluble in lipids. As of March 12, 2020, our intellectual property patent portfolio is as follows:

•	11 issued patents in the US related to Oral TU with 2029-2030 expiration dates;

•	4 other US patent applications related to Oral TU;

•	4 US patent applications related to Oral TU with potential expiration dates, if issued, in 2029;

•	6 US patent applications related to Oral TU with potential expiration dates, if issued, in 2030;

•	6 US patent applications related to Oral TU with potential expiration dates, if issued, in 2035-2037;

•	2 issued US patents related to TLANDO XR with expiration dates in 2035;

•	6 US patent applications related to TLANDO XR, with potential expiration dates, if issued, in 2029-2037;

•	6 US patents related to LPCN 1107 with expiration dates in 2031;

•	2 US patent applications related to LPCN 1107 with potential expiration dates, if issued, in 2031-2036;

•	1 issued patent related to Oral TU in the following countries: India, Mexico, Japan, Canada and Australia that expires in 2030;

•	2 issued patents related to Oral TU in Canada and a patent in New Zealand and Australia that all expire in 2020;

•	1 issued patent related to Oral TU in the following countries: Australia, Canada and Japan that expires in 2024;

•	1 issued patent related to Oral TU in in the following countries: Australia, Canada, and New Zealand that expires in 2026;

•	1 patent application related to Oral TU in the following countries: Europe, Brazil, and Hong Kong, that if issue, will expire in 2030;

•	1 patent application related to Oral TU in the following countries: China and Russia, that if issue, will expire in 2035;

•	1 patent application related to Oral TU in the following countries: Europe and Japan, that if issue, will expire in 2037;

•	1 patent application related to TLANDO XR in the following countries: Europe and Japan, that if issue, will expire in 2037;

•	1 issued patents or applications related to TLANDO XR in the following countries: Argentina, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Uruguay, Paraguay, Venezuela, and South Africa, that expires or will expire, if issued, in 2030;

•	1 patent application related to TLANDO XR in the following countries: Australia, Brazil, Canada, China, Europe, India, Indonesia, Israel, Japan, Mexico, New Zealand, Russia, South Korea and South Africa, that, if issued, will expire in 2035;

•	1 issued patent or application related to LPCN 1107 in the following countries: Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, and South Africa that expires, or will expire if issued, in 2032;

•	1 patent application related to LPCN 1107 in the following countries: Australia, Brazil, China, Europe, Indonesia, Israel, Japan, Mexico, New Zealand, Philippines and South Africa that will expire, if issued in 2036;

•	2 US Patent applications related to LPCN 1144/1148 and one Patent Cooperation Treaty (“PCT”) application; and

•	A US patent related to progesterone formulations that expires in 2031.

We also hold license rights in fields other than cough and cold, to 2 U.S. patents and 1 U.S. applications (and related foreign patents and applications) that we previously assigned to Spriaso LLC, which could be possibly used with future product candidates.

We currently do not have patent protection for TLANDO in many countries, including territories such as India, Russia, and China, and we will be unable to prevent patent infringement in those countries unless we can file patent applications and obtain patents in those countries that cover TLANDO. Additionally, we have 5 U.S. patents that could be listed in the FDA Orange Book for TLANDO that are expected to expire in 2020, 2029 and 2030. If we are marketing the TLANDO product at the time the patents expire and have no other issued U.S. patents covering the product, then we will lose certain advantages that come with FDA Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the 5 patents.

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

The United States Orphan Drug Act encourages the development of orphan drugs, which are intended to treat “rare diseases or conditions” within the meaning of this Act (i.e., those that affect fewer than 200,000 persons in the United States). The provisions of the Act are intended to stimulate the research, development and approval of products that treat rare diseases. Orphan Drug Designation provides a sponsor with several potential benefits: (1) sponsors may be granted seven years of marketing exclusivity after approval of the orphan-designated indication for the drug product; (2) sponsors are granted U.S. tax incentives for clinical research; (3) the FDA’s office of orphan products development coordinates research study design assistance for sponsors of drugs for rare diseases; and (4) grant funding can be obtained to defray costs of qualified clinical testing.

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

Related Party Transaction

On July 23, 2013, we entered into assignment/license and services agreements with Spriaso LLC, an entity that is majority-owned by Mahesh V. Patel, Gordhan Patel, John W. Higuchi, Dr. William I. Higuchi, and their affiliates. Mahesh V. Patel is our President and Chief Executive Officer and Chairman of our Board of Directors. Mr. Higuchi is a member of our Board of Directors and Gordhan Patel and Dr. Higuchi, former Board members, were each members of our Board of Directors at the date the license and agreements were entered into.

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

Under the services agreement, we will provide facilities and up to 10% of the services of certain employees to Spriaso for a period of up to 18 months which expired January 23, 2015. Effective January 23, 2015, we entered into an amended services agreement with Spriaso in which we agreed to continue providing up to 10% of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016 on January 23, 2017, on July 23, 2017, on January 23, 2018, on July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. The agreement was further amended on July 23, 2019 to extend the term of the agreement for an additional twelve months. The agreement may be extended upon written agreement of Spriaso and us. Additionally, Spriaso filed its first NDA in 2014, and as an affiliated entity of Lipocine, it used up the one-time waiver of user fees for a small business submitting its first human drug application to FDA.

Employees

As of December 31, 2019, we had 12 full time employees and we also utilize the services of consultants on a regular basis. Six employees are engaged in drug development activities and six are in general and administration functions. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

If the FDA clarifies, modifies or restricts the indicated population for T-replacement in the "class" label, the market for T-replacement products may shrink and our ability to sell and be reimbursed for TLANDO and TLANDO XR (LPCN 1111) could be materially adversely affected and our business could be harmed.

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

Additionally, the FDA stated that they will require manufacturers of approved T-replacement products to conduct a well-designed clinical trial to more clearly address the question of whether an increased risk of heart attack or stroke exists among users of T-replacement products. The FDA encouraged manufacturers to work together on conducting a clinical trial, although the FDA will allow manufacturers to work separately if they so choose. The FDA did not address whether it would require sponsors without an approved T-replacement product to conduct a cardiovascular trial prior to being able to file an NDA. However, on March 19, 2015 we had a pre-NDA meeting with the FDA concerning our pivotal Phase 3 trial for TLANDO. Based on this meeting with the FDA, we do not expect to be required to conduct a heart attack and stroke risk study or any additional safety studies prior to approval of the NDA for TLANDO. More recently the FDA has determined that an ABPM study is required to better assess any blood pressure effects of TLANDO, a surrogate marker of predicting cardiovascular outcome. The ABPM clinical study was completed in the first quarter of 2019. If the FDA changes its position, however, and concludes that a cardiovascular trial is required prior to approving our NDA for TLANDO, such trial would require substantial financial resources, and would delay the regulatory process for TLANDO and our entry into the marketplace, all of which would have a material adverse impact on our business. Further, if TLANDO receives FDA approval, it is unclear what our post-approval obligations may be, if any, in relation to a heart attack and stroke risk study. We may be required to contribute to an on-going industry-led heart attack and stroke risk study or to conduct our own long-term heart attack and stroke risk study, either of which would require substantial financial resources and would have a material adverse impact on our business. If the market for T-replacement products declines, for whatever reason, our business will be materially and adversely harmed.

If T-replacement therapies are found, or are perceived, to create health risks, our ability to sell TLANDO and TLANDO XR (LPCN 1111) could be materially adversely affected and our business could be harmed. Even if our TLANDO and our TLANDO XR (LPCN 1111) are approved, physicians and patients may be deterred from prescribing and using T-replacement therapies, which could depress demand for TLANDO and TLANDO XR (LPCN 1111) and compromise our ability to successfully commercialize TLANDO and TLANDO XR (LPCN 1111).

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

It is possible that the FDA's evaluation of this topic and further studies on the effects of T-replacement therapies could demonstrate the risk of major adverse cardiovascular events or other health risks or could impose additional requirements that could delay our approval for TLANDO. During our SOAR trial, we collected safety data for TLANDO and a control group, the leading approved T-gel product, but we did not compare safety data from TLANDO to a placebo control group or the control group. If, following its evaluation, the FDA concludes that men using FDA-approved T-replacement therapies face serious cardiovascular risks, it may take actions against T-replacement products generally, which could impact us adversely in a variety of ways, including that the FDA could:

•	require additional safety studies before approving TLANDO;

•	mandate that certain warnings or precautions be included in our product labeling;

•	require that our product carry a "black box warning";

•	limit use of TLANDO and TLANDO XR (LPCN 1111) to certain populations, such as men without specified conditions;

•	direct us to submit a Risk Evaluation and Mitigation Strategy ("REMS") as part of our NDA to help ensure that the benefits of our product outweigh the potential risks;

•	require that we conduct post-marketing studies, potentially including registry, epidemiology or cardiovascular outcomes studies; and

•	limit the prospects for regulatory approval and commercial success of our TLANDO and TLANDO XR (LPCN 1111).

Demonstrated T-replacement therapy safety risks, as well as negative publicity about the risks of hormone replacement therapy, including T-replacement, could hurt sales of and impair our ability to successfully commercialize TLANDO and TLANDO XR (LPCN 1111), if approved. If the FDA changes its position from only requiring an ABPM study, however, and concludes that a cardiovascular trial is required prior to approving our NDA for TLANDO, such trial would require substantial financial resources, would delay the regulatory process for TLANDO and our entry into the marketplace, all of which would have a material adverse impact on our business.

If we fail to obtain adequate healthcare reimbursement for our products, our revenue-generating ability will be diminished and there is no assurance that the anticipated market for our products will be sustained.

We believe that there could be many different applications for products successfully derived from our technologies and that the anticipated market for products under development could continue to expand. However, due to competition from existing or new products, recent and potential changes to the class TRT label by the FDA and the yet to be established commercial viability of our products, no assurance can be given that these beliefs will prove to be correct. Physicians, patients, formularies, payors or the medical community in general may not accept or utilize any products that we or our collaborative partners may develop. Other drugs may be approved during our clinical testing which could change the accepted treatments for the disease targeted and make our compound obsolete.

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

We expect to face significant competition for any of our product candidates, if approved. In particular, if approved, TLANDO would compete in the T-replacement therapies market, which is highly competitive and currently dominated by the sale of T-gels in terms of sales dollars and T-injectables in terms of prescriptions. Our success will depend, in large part, on our ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral T-replacement therapies that compete with TLANDO. For example, because TU is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of TU administration that would be outside the scope of the claims of either our issued patents or our patent applications. This would enable their products to effectively compete with TLANDO, which could have a negative effect on our business.

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

On March 27, 2019, Clarus’ product JATENZO®, an oral testosterone undecanoate product, was approved by the FDA and also received three years of data exclusivity. It is unclear how Jatenzo’s three years of data exclusivity will impact the potential full approvability of TLANDO. The potential exists that, as a result of Clarus’ data exclusivity, the approval of TLANDO by the FDA, if ever received, could be delayed until March 27, 2022. On February 10, 2020, Clarus announced that JATENZO® has been launched and is commercially available. Additionally on October 2, 2019, Clarus filed a Citizens Petition with the FDA requesting the FDA establish clear, written guidance regarding the safety and efficacy standards required for oral testosterone drugs. The Citizens Petition also requested that the FDA not approve any oral testosterone drugs until the written guidance is provided by the FDA. We will not know the impact that Clarus’ Citizen Petition may have on TLANDO’s approval, until the FDA addresses the Citizens Petition specifically which may have an adverse effect on TLANDO.

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

In light of the competitive landscape above, TLANDO will not be the only oral testosterone replacement therapy to market, which may significantly affect the market acceptance and commercial success of TLANDO.

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

Additionally, there are several other ANDAs for generic T-gels that have been filed and there is ongoing litigation with each of these ANDAs. Finally, in 2014, two authorized generic T-gels were launched at a lower price than the branded version of the same T-gel. With generic versions of T-gel becoming available in the market, governmental and other pressures to reduce pharmaceutical costs have resulted in physicians writing prescriptions for generic T-gels as opposed to branded T-gels. The entrance of these generic T-gels into the market has caused downward pressure on the pricing of all T-replacement therapies and has materially and adversely affected the level of sales and price at which we could sell TLANDO, and ultimately will materially and adversely impact our revenues and financial results.

The introduction of generic T-gel, may also affect the reimbursement policies of government authorities and third-party payors, such as private health insurers and health maintenance organizations. These organizations determine which medications they will pay for and establish reimbursement levels. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for branded medications when there is a generic available. With generic T-gels available in the market, that creates an additional obstacle to the availability of reimbursement for TLANDO. Even if reimbursement is available, the level of such reimbursement could be reduced or limited. Reimbursement may impact the demand for, or the price of, TLANDO. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize TLANDO, and/or our financial results from the sale of related products could be negatively and materially impacted. Rebates and other pricing strategies of generics may erode our revenue and harm our financial performance.

Additionally, TLANDO will not be the only oral testosterone replacement therapy product in the market. If the generic version of a competing oral testosterone replacement therapy product enters the market before TLANDO, then the commercial prospects of TLANDO could be materially and negatively impacted.

We will not be able to successfully commercialize our product candidates without establishing sales, marketing and market access capabilities internally or through collaborators.

We currently do not have a sales, marketing and market access staff. If and when any of our product candidates are commercialized, we may not be able to find suitable sales and marketing staff and collaborators for our product candidates. The outside collaborators we work with may not be adequate or successful and any collaborators could terminate or materially reduce the effort they direct to our products. The development of collaborations or an internal sales force and marketing, market access and sales capability will require significant capital, management resources and time. The cost of establishing such a sales force may exceed any potential product revenues and our marketing, market access and sales efforts may be unsuccessful. If we are unable to develop an internal marketing, market access and sales capability or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to successfully commercialize our product candidates.

LPCN 1144 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 1144 is in a very early stage of development and consequently the risk that we fail to commercialize LPCN 1144 and related products is high. In particular, we have only recently completed a POC liver imaging clinical study. Treatment results from our POC liver imaging clinical study demonstrated that 48% of the treated NAFLD subjects had NAFLD resolution, defined as liver fat <5% post treatment. Additionally, the POC liver imaging clinical study showed a relative mean reduction from baseline of 40% liver fat in subjects with baseline liver fat > 10%. Moreover, there was a 75% responder rate in which subjects experienced at least a 30% relative reduction in liver fat from baseline. Although our POC liver imaging clinical study results were positive, these results from a small single-arm clinical study may not be indicative of ultimate success in a larger Phase 2/3 clinical study, such as the Phases 2 LiFT clinical study, with required FDA end-points and populations needed for regulatory approval of LPCN 1144 for the treatment of NASH.

In addition, a number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials, even after achieving positive results in early stage development. Accordingly, our results from our POC study may not be predictive of the results we may obtain from further studies and trials.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population may not be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study results, we had an End-of-Phase 2 meeting with the FDA in the second quarter of 2016, as well as subsequent guidance meetings to agree on a Phase 3 development plan for LPCN 1107. During the End-of-Phase 2 meeting and subsequent guidance meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledged that the use of a gestational age endpoint would likely lead to FDA approval, if granted, being a Subpart H approval as opposed to a full approval; and, recommended a non-inferiority study margin of 7% with interim analyses. A standard statistical design for a NI study based on the FDA suggested NI margin of 7% for the primary end point may require ~1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s feedback of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via a SPA in June 2017 and have received multiple rounds of FDA feedback. Agreement with the FDA on the Phase 3 protocol via SPA has not occurred and will not occur until results from a planned food-effect study with LPCN 1107 are reviewed by the FDA. Agreement with the FDA on the Phase 3 protocol via SPA has not occurred as we are waiting for minutes from the FDA’s Advisory Committee meeting for AMAG Pharmaceuticals’ Makena which was held on October 29, 2019. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, manufacturing scale-up work for LPCN 1107 has been complete. Once the Phase 3 clinical trial is started, the anticipated Phase 3 program for an NDA filing for LPCN 1107 will be very long and expensive.

TLANDO XR (LPCN 1111) is in a very early stage of development and may not be further developed for a variety of reasons.

TLANDO XR (LPCN 1111) is in a very early stage of development. We have completed a Phase 2a and Phase 2b study in hypogonadal men. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with TLANDO XR (LPCN 1111) in hypogonadal men and a good dose response. Results of the Phase 2b study suggest that the primary objectives were met, including identifying the dose expected to be tested in a Phase 3 study. Future studies may not have similar clinical results. Additionally, we have preliminary data demonstrating absorption of TLANDO XR (LPCN 1111) in dogs and in postmenopausal females.

In addition, the active ingredient in TLANDO XR (LPCN 1111) has only been manufactured on a small scale. Scaling up into larger batches could be challenging and our ability to procure adequate material in a timely manner to further develop TLANDO XR (LPCN 1111) is uncertain. We also may not be able to engage a manufacturer who can supply adequate quantities of the drug substance in compliance with Current Good Manufacturing Practices ("cGMP").

Several factors could significantly affect the prospects for TLANDO XR (LPCN 1111), including factors relating to the regulatory approval and clinical development challenges for TLANDO XR (LPCN 1111) discussed above. The anticipated Phase 3 program for an NDA filing for TLANDO XR (LPCN 1111), however, could be very long and expensive.

Our research and development programs and processes are at an early stage of development, which makes it difficult to evaluate our business and prospects, or predict if or when we will successfully commercialize our product candidates.

Our operations to date have primarily been limited to conducting research and development activities under license and collaboration agreements. Our current portfolio consists of our most advanced product candidate TLANDO as well as four additional earlier stage clinical candidates, LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148 and LPCN 1107. We have never marketed or commercialized a drug product. Consequently, any predictions about our future performance may not be as accurate as they could be if we were further along our commercialization path. In addition, as a pre-commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Our clinical product candidates are at an early stage of development and will require significant further investment and regulatory approvals prior to marketing and commercialization. As such, our product development processes for TLANDO, LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148 and LPCN 1107 are very risky and uncertain, and our product candidates may fail to advance beyond the current study. Even if we obtain required financing, we cannot ensure successful product development or that we will obtain regulatory approval or successfully commercialize any of our product candidates and generate product revenues.

All of our clinical candidates will be subject to extensive regulation which can be costly and time consuming, cause delays or prevent approval of the products for commercialization.

Our clinical development of TLANDO, LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148 and LPCN 1107 and any future product candidates, is subject to extensive regulations by the FDA. Product development is a very lengthy and expensive process and can vary significantly based upon the product candidate’s novelty and complexity. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

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

In order to obtain regulatory clearance for the commercial sale of any of our product candidates, we must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. Obtaining approval of any of our product candidates is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval for many reasons, including:

•	we may not be able to demonstrate that the product candidate is safe and effective to the satisfaction of the FDA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the contract research organization (“CRO”) that we retain to manage our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that a particular product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials or may require that we conduct additional trials;

•	the FDA may not accept data generated at our clinical trial sites;

•	if our NDA once submitted is reviewed by an Advisory Committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a REMS as a condition of approval;

•	the FDA may require longer or additional duration of stability data on the clinical lots prior to initiation of further clinical trials;

•	the FDA may identify deficiencies in the formulation or stability of our product candidates or products, or relating to our manufacturing processes or facilities, or in the processes and facilities of the contract manufacturing organization, or CMO, our suppliers or other third parties that may be utilized in the production supply chain of our products; and

•	with respect to TLANDO and TLANDO XR (LPCN 1111), the FDA may not grant a three-year exclusivity as the active is a Testosterone prodrug.

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

As of December 31, 2019, we had 12 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our future growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the Company’s current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination of purportedly false and misleading statements relating to the filing of the NDA for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to the Company’s corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  On August 16, 2019, defendants filed a motion to dismiss the complaint. Plaintiff’s response to the motion to dismiss was due on October 18, 2019; however rather than file an opposition brief, plaintiffs filed an amended stockholder derivative complaint. Defendants’ motion to dismiss the amended complaint was filed on December 12, 2019; plaintiff’s response was filed on January 27, 2020 and defendants’ reply was filed on February 26, 2020.

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We have insurance that covers claims of this nature.

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

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court in Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019.  The Court held a scheduling conference on August 15, 2019 and a claim construction hearing on February 11, 2020 and scheduled a five-day jury trial beginning on February 8, 2021. On February 11, 2020, we also voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The parties are currently engaged in the fact discovery phase of the lawsuit.

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

We outsource certain functions, tests and services to CROs, medical institutions and collaborators; and also outsource manufacturing to collaborators and/or contract manufacturers. We also rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. We may also engage a CRO to run all aspects of a clinical trial on our behalf. There is no assurance that such individuals or organizations will be able to provide the functions, tests, drug supply or services as agreed upon or in a quality fashion. Any failure to do so could cause us to suffer significant delays in the development of our products or processes.

Due to our reliance on CROs or other third parties to assist us or have historically assisted us in conducting clinical trials, we will be unable to directly control all aspects of our clinical trials.

We engaged a CRO to conduct our SOAR, DV and DF Phase 3 clinical studies for TLANDO, as well as the ABPM study for TLANDO, and the liver imaging study for LPCN 1144. Additionally, we are utilizing a CRO for the on-going Phase 2 LiFT clinical study for LPCN 1144. As a result, we have less direct control over the conduct of our clinical trials, the timing and completion of the trials and the management of data developed through the trials than if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, including CROs, may:

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

We rely on a single third-party supplier for our supply of TU, the active pharmaceutical ingredient of TLANDO and LPCN 1144. We have a supply agreement in place with this supplier. We have purchased sufficient quantities of TU for early commercial launch supplies should TLANDO get approved by the FDA. We plan on using this same supplier for our commercialization needs if TLANDO is approved. Since there are only a limited number of TU suppliers in the world, if this supplier ceases to provide us with TU, we may be unable to procure TU on commercially favorable terms, may not be able to obtain it in a timely manner, or may not be able to qualify a new supplier timely post FDA approval, if that occurs. Furthermore, the limited number of suppliers of TU may provide such companies with greater opportunity to raise their prices. Any increase in price for TU will likely reduce our gross margins.

We rely on limited suppliers for our supply of inactive ingredients and the loss of these suppliers could harm our business.

We rely on limited qualified third-party raw material suppliers for our supply of inactive ingredients of TLANDO and our other product candidates. We do not have supply agreements in place with these suppliers. We purchased sufficient quantities of these inactives for early commercial launch of TLANDO if it is approved. We plan on using these same suppliers for our commercialization needs if TLANDO is approved. We may be unable to procure inactives on commercially favorable terms, or may not be able to obtain them in a timely manner. Any increase in price for inactives will likely reduce our gross margins.

We depend on M.W. Encap Ltd. for the supply of the TLANDO capsules and the loss of this supplier would significantly harm our business.

We have entered into a Commercial Manufacturing Services and Supply Agreement with M.W. Encap Ltd. (“Encap”), a United Kingdom based contract manufacturer, a division of Capsugel Dosage Form Solutions, which was recently acquired by Lonza Group AG .. Pursuant to the Agreement, Encap has agreed to manufacture and supply bulk commercial quantities of TLANDO. Encap is currently our sole contract manufacturer and is our sole supplier of TLANDO for our clinical trials on a worldwide basis. If Encap is unable to produce sufficient capsules, for whatever reason, to support demand for TLANDO if it becomes commercially available, our revenue and profitability would be materially and adversely harmed. Also, we may not be able to engage an alternative supplier to meet our needs.

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

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of TLANDO, LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148 or LPCN 1107. We intend to continue to develop our product candidates in the United States without a partner although our ability to advance these product candidates will depend on our capital resources. However, in order to commercialize our product candidates in the United States, we will likely look to establish a partnership or co-promotion arrangement with an established pharmaceutical company that has a sales force, collaborate on the establishment of an internal sales force or build an internal sales force on our own. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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

Our financial condition and results of operations for fiscal 2020 may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. At the time of this filing, the outbreak has been most concentrated in China, although cases have been confirmed in other countries. Our operations could be adversely affected to the extent that coronavirus or any other epidemic harms the Chinese or world economy in general. Our operation may experience disruptions, such as temporary closure of our offices and/or suspension of services, which may materially and adversely affect our business, financial condition and results of operations. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs. The extent to which the coronavirus or other health epidemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

The stock prices of many companies in the biotechnology industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Following periods of volatility in the market price of a company’s securities, securities class action litigation often has been initiated against a company. For example, on July 1, 2016, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, David Lewis v. Lipocine Inc., et al., filed in the United States District Court for the District of New Jersey. This initial action was followed by additional lawsuits also filed in the District of New Jersey. David Lewis v Lipocine Inc., et al. was ultimately settled. Additionally on November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. This initial action was followed by additional lawsuits also filed in the United States District Court for the District of Utah. These current class action lawsuits and any future class action litigation that may be initiated against us may result in us incurring substantial costs and our management’s attention may be diverted from our operations, which could significantly harm our business. In addition, such litigation could lead to increased volatility in our share price.

The value of our warrants outstanding from the November 2019 Offering is subject to potentially material increases and decreases based on fluctuations in the price of our common stock.

In November 2019, we completed a public offering of common stock and warrants to purchase common stock (the “November 2019 Offering”). Gross proceeds from the November 2019 Offering were approximately $6.0 million. In the November 2019 Offering, the Company sold (i) 10,450,000 Class A Units, with each Class A Unit consisting of one share of common stock and a common warrant to purchase one share of common stock, and (ii) 1,550,000 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of a common stock and one common stock warrant to purchase one share of common stock at a price of $0.50 per Class A Unit and $0.4999 per Class B Unit. The pre-funded warrants were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $.0001 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $0.50 per share and expire on November 17, 2024.

We account for the warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At December 31, 2019, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $4.6 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

We may not be able to maintain our listing on the NASDAQ Capital Market, which would adversely affect the price and liquidity of our common stock.

As a small capitalization pharmaceutical company, the price of our common shares has been, and is likely to continue to be, highly volatile. Any announcements concerning us or our competitors, clinical trial results, quarterly variations in operating results, introduction of new products, delays in the introduction of new products or changes in product pricing policies by us or our competitors, acquisition or loss of significant customers, partners and suppliers, changes in earnings estimates or our ratings by analysts, regulatory developments, or fluctuations in the economy or general market conditions, among other factors, could cause the market price of our common shares to fluctuate substantially. There can be no assurance that the market price of our common shares will not decline below its current price or that it will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

Currently our common stock is quoted on the NASDAQ Capital Market under the symbol “LPCN”. We must satisfy certain minimum listing maintenance requirements to maintain the NASDAQ Capital Market quotation, including certain governance requirements and a series of financial tests relating to stockholders equity or net income or market value, public float, number of market makers and stockholder, market capitalization, and maintaining a minimum bid price of $1.00 per share. On December 27, 2019, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last thirty consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810 (c)(3)(A), we were provided an initial period of 180 calendar days, or until June 24, 2020, to regain compliance. If we do not regain compliance by June 24, 2020, we may be eligible for an additional 180 calendar days to regain compliance.

If we do not regain compliance with Rule 5550(a)(2), the Staff will provide written notification to us that our common stock will be delisted. At that time, we may appeal the Staff’s delisting determination to a NASDAQ Hearings Panel, or the Panel. We would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.

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

The common warrants issued in the November 2019 Offering include a right to receive the Black Scholes value of the warrants in the event of a fundamental transaction, which payment would be senior to our common stock.

The common warrants issued in the November 2019 Offering provide that, in the event of a “fundamental transaction,” including, among other things, a merger or consolidation of the Company or sale of all or substantially all of the Company’s assets, the holders of such warrants have the option to require the Company to pay to such holders an amount of cash equal to the Black Scholes value of the warrants. Such amount would be payable prior to any payments to holders of our common stock. The payment of such amount could result in common stockholders and other warrant holders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. In addition, the existence of such right may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

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

As of December 31, 2019, our executive officers and directors beneficially owned approximately 8.4% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

Currently, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the fourth quarter of 2019 was approximately 707,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

We will need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	current and future clinical trials for our product candidates, including for LPCN 1144;

•	our ability to respond to the CRLs we have received from the FDA;

•	regulatory actions of the FDA, particularly related to TLANDO;

•	the scope, size, rate of progress, results and costs of completing ongoing clinical trials and development plans with our product candidates;

•	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;

•	payments received under any license agreements, strategic partnerships or collaborations that we may enter into in the future, if any;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs associated with commercializing our product candidates if we receive marketing approval, including the cost and timing of developing internal sales and marketing capabilities or entering into strategic collaborations to market and sell our products;

•	the costs of on-going and future litigation;

•	covenants in the Securities Purchase Agreements entered into in the February 2020 Offering and the November 2019 Offering restricting our ability to enter into variable rate transactions; and

•	funding additional product line expansions.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2021, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2021, to support our operations, on-going clinical study for LPCN 1144, on-going intellectual property litigation and compliance with regulatory requirements. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148 and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies or intellectual property litigation.

Funding may not be available to us on favorable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets, including sales of our common stock through the ATM Offering (as defined below). If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, including the ATM Offering, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. These arrangements may not be available to us or available on terms favorable to us. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences, warrants or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to reduce costs, delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired, or reduce or cease operations.

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

Our ability to become profitable depends upon our ability to generate revenue from product sales. To date, we have not generated any revenue from product sales of TLANDO or our other drug candidates in the current pipeline, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and begin to sell, any of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	obtain U.S. and foreign marketing approval for our product candidates;

•	commercialize our product candidates by developing a sales force and/or entering into collaborations with partners/third parties, if we obtain marketing approval for our product candidates; and

•	achieve market acceptance of our product candidates in the medical community and with third-party payors.

Even if our product candidates are approved for commercial sale, we expect to incur significant costs as we prepare to commercialize them. Even if we receive FDA approval for our product candidates, they may not be commercially successful drugs. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

We have focused a significant portion of our efforts on developing TLANDO. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of December 31, 2019, we had an accumulated deficit of $151.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148 and LPCN 1107, if initiated. In addition, if we eventually obtain marketing approval for TLANDO, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate our options with TLANDO and further clinical development of LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

•	others may be able to make or use compounds that are the same or similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;

•	the APIs in our current product candidates TLANDO, LPCN 1144, TLANDO XR (LPCN 1111), LPOCN 1148 and LPCN 1107 are, or may soon become, commercially available in generic drug products, and no patent protection may be available without regard to formulation or method of use;

•	we may not be able to detect infringement against our owned or licensed patents, which may be especially difficult for manufacturing processes or formulation patents;

•	we might not have been the first to make the inventions covered by our issued patents or pending patent applications or those we license;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications or those of our licensor will not result in issued patents;

•	it is possible that there are dominating patents to any of our product candidates of which we are not aware;

•	it is possible that there are prior public disclosures that could invalidate our patents, or parts of our patents, of which we are not aware;

•	it is possible that others may circumvent our owned or licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

•	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;

•	the claims of our owned or licensed issued patents or patent applications, if and when issued, may not cover our product candidates;

•	our issued patents or those of our licensor may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal challenges by third parties;

•	our licensor or licensees as the case may be, who have access to our patents may attempt to enforce our owned or licensed patents, which if unsuccessful, may result in narrower scope of protection of our owned or licensed patents or our owned or licensed patents becoming invalid or unenforceable;

•	we may not develop additional proprietary technologies for which we can obtain patent protection; or

•	the patents of others may have an adverse effect on our business.

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

If any of our owned or licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Additionally, we currently do not have patent protection for our product candidates in many countries, including large territories such as India, Russia, and China, and we will be unable to prevent patent infringement in those countries unless we can file patent applications and obtain patents in those countries that cover our product candidates. Likewise, our United States patents covering certain technology used in our product candidates, including TLANDO, are expected to expire on various dates from 2020 through 2037. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions to the extent that at those times we have no additional issued patents to protect our product candidates, including TLANDO. Additionally, if these are our only patents listed in the FDA Orange Book, should we have a FDA-approved and marketed product at that time, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if we are unable to commence or continue any action relating to the defense of our patents, we may be unable to protect our product candidates.

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

For example, On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019.   The Court held a scheduling conference on August 15, 2019 setting a claim construction hearing on February 11, 2020 and a five-day jury trial beginning on August 24, 2020. On February 11, 2020, we also voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The parties are currently engaged in the fact discovery and claim construction phases of the lawsuit.

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

This interference proceeding and our intellectual property lawsuit against Clarus will consume a portion of our capital resources. Moreover, we may be subject to a third party pre-issuance submission of prior art to the PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates and impair our ability to raise needed capital.

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

Our corporate headquarters are located in a leased facility in Salt Lake City, Utah. Our lease expires on February 28, 2021. We believe that our existing facility is suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

On May 15, 2015, we filed a patent application with the PTO (14/713,692) and requested that an interference be declared between our patent application and the Clarus 428 Patent.  Pursuant to our request, on December 4, 2015, the Patent Trial and Appeal Board (“PTAB”) declared an interference between the Clarus 428 Patent and our application to determine, as between Clarus and us, who was the first to invent the subject matter of the claimed invention. We were declared the Senior Party in the interference. On September 20, 2017 the PTAB issued a Decisions on Motions. The PTAB granted our motion to deny Clarus’ previously accorded priority date for the Clarus 428 Patent and denied Clarus’ motion for an earlier priority date based upon the filing of its provisional applications. Therefore, Clarus has a new priority date of April 16, 2014 for the Clarus 428 patent. The PTAB also granted Clarus’ motion to deny our accorded priority date. Therefore, we have an accorded priority date of May 15, 2015 on its application. As a consequence of this decision, the PTAB has redeclared the interference (No. 106,045) and named Clarus as the senior party and us as the junior party. All other motions were denied. A conference call with the PTAB was held on October 4, 2017 to discuss the next steps, including a priority schedule. After the conference call, the PTAB issued an order setting times in the priority phase.  The order indicated that since we are the only party that filed a priority statement, only we shall be permitted to put on a priority case. The priority statement filed by us included a claimed date of invention well prior to Clarus’ accorded benefit date. We filed our motion for priority on January 18, 2018, and thereafter, on March 26, 2018, Clarus filed a notice stating it has not filed, and will not file, a substantive opposition to our priority motion. On December 21, 2018, the PTAB granted Lipocine priority motion and entered adverse judgment against Clarus. The PTAB ruling cancels all claims on the Clarus 428 Patent. On December 21, 2018, the PTAB granted Lipocine’s priority motion and entered adverse judgment against Clarus. The PTAB ruling cancels all claims in the Clarus 428 Patent. On February 19, 2019, Clarus filed an appeal of the PTAB judgement to the Court of Appeals for the Federal Circuit (“CAFC”). Clarus filed its substantive opening brief to the CAFC on May 20, 2019, and Lipocine filed its opposition brief on August 30, 2019. Clarus’ reply brief was filed on October 21, 2019. Oral arguments are scheduled for April 6, 2020.

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the Company’s current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination of purportedly false and misleading statements relating to the filing of the NDA for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to the Company’s corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  On August 16, 2019, defendants filed a motion to dismiss the complaint. Plaintiff’s response to the motion to dismiss was due on October 18, 2019; however rather than file an opposition brief, plaintiffs filed an amended stockholder derivative complaint. Defendants’ motion to dismiss the amended complaint was filed on December 12, 2019; plaintiff’s response was filed on January 27, 2020 and defendants’ reply was filed on February 26, 2020. Defendants intend to vigorously defend themselves against these allegations.

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019.   The Court held a scheduling conference on August 15, 2019 and a claim construction hearing on February 11, 2020 and scheduled a five-day jury trial beginning on February 8, 2021. On February 11, 2020, we voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The parties are currently engaged in the fact discovery phase of the lawsuit.

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We have insurance that covers claims of this nature. The retention amount payable by the Company under our policy is $1.25 million. The Company intends to vigorously defend against this lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on The NASDAQ Capital Market under the symbol “LPCN”.

Holders

As of March 12, 2020, there were approximately 103 holders of record of our common stock. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

Performance Graph and Table

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for (i) our ordinary shares, (ii) the NASDAQ Composite Index, (iii) the NASDAQ Biotechnology Index and (iv) the NYSE Pharmaceutical Index.

The graph assumes an initial investment of $100 on December 31, 2014. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

CUMULATIVE RETURNS
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Lipocine Inc. (LPCN)
NASDAQ Composite Index (^IXIC)
NASDAQ Biotechnology Index (^NBI)
NYSE Pharmaceutical Index (^DRG)

Cumulative Returns

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Lipocine Inc. (LPCN)	$ 100.00	$ 245.82	$ 69.96	$ 65.40	$ 24.71	$ 7.32
NASDAQ Composite Index (^IXIC)	100.00	105.73	113.66	145.76	140.10	189.45
NASDAQ Biotechnology Index (^NBI)	100.00	111.42	87.26	105.64	95.79	119.17
NYSE Pharmaceutical Index (^DRG)	100.00	101.62	90.38	102.28	106.76	122.68

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

The selected statement of operations data for the years ended December 31, 2019 and 2018, and the balance sheet data as of December 31, 2019 and 2018 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2017, 2016 and 2015, and the balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2019	2018	2017	2016	2015
Selected Balance Sheet Data
Cash, cash equivalents, restricted cash and marketable investment securities	$19,068,564	$20,250,576	$21,468,070	$26,840,286	$44,382,827
Total assets	19,658,280	20,851,953	25,325,114	27,342,970	45,377,278
Total liabilities	13,370,484	11,418,280	6,345,126	1,326,169	3,391,861
Accumulated deficit	(151,067,189)	(138,059,845)	(126,399,823)	(105,416,963)	(86,445,455)
Shareholders' equity	6,287,796	9,433,673	18,979,988	26,016,801	41,985,417

	Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Statement of Operations Data
Operating loss	$(12,900,290)	$(11,325,819)	$(21,217,976)	$(19,186,834)	$(18,382,068)
Net loss	(13,007,344)	(11,660,022)	(20,982,860)	(18,971,508)	(18,208,378)
Net loss per share - basic	(0.50)	(0.55)	(1.05)	(1.04)	(1.11)
Net loss per share - diluted	(0.50)	(0.55)	(1.05)	(1.04)	(1.11)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our most advanced product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT”). On November 8, 2019 we received a Complete Response Letter ("CRL") from the United States Food and Drug Administration ("FDA") regarding our New Drug Application ("NDA") filed in May 2019 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified one deficiency stating the efficacy trial did not meet the three secondary endpoints for maximal testosterone concentrations (“Cmax”). The CRL did not identify any specific issues relating to chemistry, manufacturing and controls (“CMC”) of TLANDO. We had our Post Action meeting with the FDA in January 2020 and discussed a potential path forward for the approval of TLANDO. Based on the Post Action meeting and written feedback, the FDA indicated our approach to addressing the deficiency through the reanalysis of existing data in accordance with FDA feedback appears to be a reasonable path forward. The FDA requested that the information generated by the reanalysis be submitted as part of an NDA resubmission with a six-month Prescription Drug User Fee Act (“PDUFA”) clock. We resubmitted the NDA on February 28, 2020 and it has been assigned a PDUFA date of August 28, 2020.

Additional pipeline candidates include LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU for the treatment of pre-cirrhotic non-alcoholic steatohepatitis (“NASH”), TLANDO XR (LPCN 1111), a next generation oral TRT product with the potential for once daily dosing which has completed Phase 2 testing, LPCN 1148, an oral prodrug of bioidentical testosterone for the treatment of NASH cirrhosis, and LPCN 1107, potentially the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, which has completed an End-of-Phase 2 meeting with the FDA.

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

We have incurred losses in most years since our inception. As of December 31, 2019, we had an accumulated deficit of $151.0 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $13.0 million for the year ended December 31, 2019, compared to $11.7 million for the year ended December 31, 2018. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

NDA PDUFA Outcome

On November 8, 2019 we received a CRL from the FDA regarding our NDA filed in May 2019 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. The CRL identified one deficiency stating the efficacy trial did not meet the three Cmax secondary endpoints. The CRL does not identify any specific issues relating to CMC of TLANDO. We had a Post Action meeting with the FDA in January 2020 and discussed a potential path forward for the approval of TLANDO. Based on the Post Action meeting and written feedback, the FDA indicated our approach to addressing the deficiency through the reanalysis of existing data in accordance with FDA feedback appears to be a reasonable path forward. The FDA requested that the information generated by the reanalysis be submitted as part of an NDA resubmission with a six-month PDUFA clock. We resubmitted the NDA on February 28, 2020 and it has been assigned a PDUFA date of August 28, 2020. Previously, we have received two other CRL’s from the FDA on TLANDO NDA submissions. The first CRL was received on June 28, 2016 and the second CRL was received on May 8, 2018.

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

Subjects receiving treatment in the ABPM Study had following baseline parameters:

Baseline Parameters	Mean (SD)
Age (years)	53.8 (10.2)
BMI (kg/m2)	33.1(5.8)
24h SBP (mm Hg)	127(16)
24h DBP (mm Hg)	79(6)

SD = Standard Deviation, BMI = Body Mass Index, SBP = Systolic Blood Pressure, DBP = Diastolic Blood Pressure

Additionally, among the subjects enrolled in the ABPM Study, 48% of the subjects were hypertensive and 24% of subjects were type 2 diabetic.

Top-line results from the ABPM Study are as follows:

Parameter	Mean Change, mm Hg (95% CI)
24-hour SBP	3.82 (1.69, 5.96)
24-hour DBP	1.20 (0.31, 2.08)

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

We believe the results from the DV study confirm the validity of a fixed dose approach without the need for dose titration to orally administering TLANDO although there is no guarantee of FDA approval of TLANDO. The DV study is considered our pivotal efficacy clinical study. TLANDO successfully met the FDA primary efficacy guidelines in the DV study safety statistical analysis set (“SS”) where 80% of the subjects achieved average testosterone levels (“Cavg”) within the normal range with a lower bound confidence interval (“CI”) of 72%. The DF study restored 70% of the subjects’ average testosterone levels within the normal range (Cavg) confirming that twice daily (“BID”) dosing is the appropriate dosing regimen for TLANDO and was the basis for resubmission. The safety set is defined as any subject that was randomized into the study and took at least one dose (N=95 subjects in the DV study and N=100 in the DF study). A baseline carried forward approach was used to account for missing data as a result of subject discontinuation.

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

In the DV study SS Cmax per dose analysis, the percentage of subjects with Cmax less than 1500 ng/dL and between 1800 ng/dL and 2500 ng/dL were 85% and 7%, respectively. Deviations from the predetermined limits in the DV study were observed in the Cmax per day dose analysis for these thresholds as such this efficacy trial did not meet the three Cmax per day secondary endpoints. Only one subject, who was a major protocol violator, exceeded the 2500 ng/dL limit independent of per dose or per day dose analyses.

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

Recent Competition Update

On March 27, 2019, Clarus Therapeutics, Inc.’s (“Clarus”) product JATENZO®, an oral testosterone undecanoate product, was approved by the FDA and also received three years of data exclusivity. It is unclear how Jatenzo’s three years of data exclusivity will impact the potential full approvability of TLANDO. The potential exists that, as a result of Clarus’ data exclusivity, the approval of TLANDO by the FDA, if ever received, could be delayed until March 27, 2022. On February 10, 2020, Clarus announced that JATENZO® has been launched and is commercially available. Additionally on October 2, 2019, Clarus filed a Citizens Petition with the FDA requesting the FDA establish clear, written guidance regarding the safety and efficacy standards required for oral testosterone drugs. The Citizens Petition also requested that the FDA not approve any oral testosterone drugs until the written guidance is provided by the FDA. We will not know the impact that Clarus’ Citizen Petition may have on TLANDO’s approval, until the FDA addresses the Citizens Petition specifically which may have an adverse effect on TLANDO.

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

Current Status

We have completed a 16-week POC liver imaging clinical study to assess liver fat changes in hypogonadal men at risk of developing NASH using MRI-PDFF technique. Treatment results from the POC liver imaging study demonstrated that 48% of the treated NAFLD subjects, defined as baseline liver fat of at least 5%, had NAFLD resolution, defined as liver fat <5% post treatment. Additionally, 100% of the subjects experiencing NAFLD resolution had at least a 35% relative liver fat reduction from baseline with a relative mean liver fat reduction of 55% in this group. Further results from the POC liver fat clinical study after 16 weeks of treatment are as follows:

Baseline Liver Fat %	Mean Liver Fat % at	Relative Reductions at EOS		Responder Rate** at
Category, n	Baseline	Mean %	Median %	EOS, %
At least 10%, n=8	20.5	40	39	75
At least 8%, n=10	18.3	42	42	80
At least 5%, n=21	12.1	33	41	71

**Based on subjects who experienced at least a 30% reduction in liver fat from baseline.

Additionally, we have initiated the LiFT (“Liver Fat intervention with oral Testosterone”) Phase 2 clinical study, a paired-biopsy study in confirmed pre-cirrhotic NASH subjects with the first subject being dosed in the third quarter of 2019. The formulations being studied in the Phase 2 clinical trial are differentiated from TLANDO. The LiFT Phase 2 clinical study is a prospective, multi-center, randomized, double-blind, placebo-controlled multiple-arm study in biopsy-confirmed hypogonadal or eugonadal male NASH subjects with grade F2/F3 fibrosis and a NAFLD Activity Score (“NAS”) ≥ 4 with a 36-week treatment period. The LiFT clinical study is designed to enroll between 60 and 75 biopsy confirmed NASH male subjects, randomized into one of three arms (two test arms and one placebo arm) with a 1:1:1 randomization ratio. We currently expect top-line liver fat reduction data in the second half of 2020, as measured by MRI-PDFF at 12 weeks, followed by 36-week biopsy data which is expected by the first half of 2021.

TLANDO XR (LPCN 1111): A Next-Generation Long-Acting Oral Product Candidate for TRT

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

In February 2018 we had a meeting with the FDA to discuss these pre-clinical results and to discuss the Phase 3 clinical study and path forward for TLANDO XR (LPCN 1111). Based on the results of the FDA meeting and additional pre-clinical trials conducted after the FDA meeting, we are designing a Phase 3 protocol for TLANDO XR (LPCN 1111) and will solicit FDA feedback once the protocol is complete. Additionally, the FDA previously requested that a food effect study be completed, and that ABPM be included as part of the Phase 3 clinical study. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2020 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 3 study with LPCN 1111 to occur in 2020 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing LPCN 1111 to a third party, although no licensing agreement has been entered into by the Company

LPCN 1148: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH in Cirrhotic patients

NASH cirrhosis is an end stage NAFLD for which there is no FDA approved drug treatment. During 2015, approximately 1.3 million NASH patients had cirrhosis (fibrosis grade 4). Cirrhosis patients typically experience increased morbidity and mortality and symptoms of hypogonadism such as alteration of hair distribution, anemia, sexual dysfunction, testicular atrophy, muscle wasting, fatigue, osteoporosis, gynecomastia, and other symptoms.

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

We are currently formulating plans to conduct a proof-of-concept study in male cirrhotic subjects through consultations with the FDA and key opinion leaders to evaluate the therapeutic potential of LPCN 1148 for the treatment of cirrhotic subjects. We plan to file an Investigational New Drug application (“IND”) for LPCN 1148 in March 2020. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2020 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 2 study with LPCN 1148 to occur in 2020 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing LPCN 1148 to a third party, although no licensing agreement has been entered into by the Company

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the reduction of risk of preterm birth (delivery less than 37 weeks) (“PTB”) in women with singleton pregnancy who have a history of singleton spontaneous PTB. Prevention of PTB is a significant unmet need as approximately 11.7% of all U.S. pregnancies result in PTB, a leading cause of neonatal mortality and morbidity.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting and subsequent guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided preliminary feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather on clinical infant outcomes; acknowledgment that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval; and, recommendation of a non-inferiority (“NI”) study margin of 7% with interim analyses. A standard statistical design for an NI study based on the FDA feedback of 7% for the primary endpoint may require approximately 1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via an SPA in June 2017 and have received multiple rounds of FDA’s feedback. However, agreement with the FDA on the Phase 3 protocol via SPA has not occurred as we are waiting for minutes from the FDA’s Advisory Committee meeting for AMAG Pharmaceuticals’ Makena which was held on October 29, 2019. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, a Phase 3 study will not occur until the results from a planned food-effect study with LPCN 1107 are reviewed by the FDA, though manufacturing scale-up work for LPCN 1107 has been completed.

Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2020 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 3 study with LPCN 1107 to occur in 2020 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing LPCN 1107 to a third party, although no licensing agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on acceptable terms.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, milestone payments and research support from our licensees. Since our inception through December 31, 2019, we have generated $28.1 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $111.1 million in research and development expenses through December 31, 2019.

As a result of the CRL we received from the FDA on TLANDO’s NDA, we are uncertain as to whether we will incur additional research and developments costs for TLANDO. On February 16, 2020, we met with the FDA in a Post Action Meeting to review our CRL, and based on these discussions, we do not expect to conduct any additional clinical trials with TLANDO for TRT However, any further expenditures, if needed, are subject to numerous uncertainties regarding timing and cost to completion.

We expect to continue to incur significant costs as we develop our other product candidates, including the ongoing LiFT Phase 2 clinical study with LPCN 1144.

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

We have also incurred significant manufacturing costs to prepare launch supplies for TLANDO. However, future expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Years Ended December 31,
	2019	2018
External service provider costs:
TLANDO	$2,417,152	$3,506,704
LPCN 1111	146,622	124,796
LPCN 1107	42,918	297,763
LPCN 1144	2,611,993	131,982
Total external service provider costs	5,218,685	4,061,245
Internal personnel costs	1,669,969	1,817,124
Other research and development costs	579,556	586,339
Total research and development	$7,468,210	$6,464,708

We expect research and development expenses to increase in the future as we conduct future clinical studies, including the LiFT Phase 2 clinical study with LPCN 1144 and as we manufacture commercial supplies of TLANDO pre-approval, and when and if we conduct Phase 2 clinical studies with LPCN 1148 and Phase 3 clinical studies with TLANDO XR (LPCN 1111) and LPCN 1107. However, if we are unable to raise additional capital, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

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

General and administrative expenses also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims, including our on-going patent interference and patent infringement lawsuits against Clarus.

We expect that general and administrative expenses will increase in the future as we incur additional legal fees in the on-going court cases with Clarus. Additional areas that may see increases as we mature as a public company include legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. However, if we are unable to raise additional capital, we may need to reduce general and administrative expenses in order to extend our ability to continue as a going concern.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities and interest expense incurred on our outstanding Loan and Security Agreement.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018	Variance
Revenue	$164,990	$428,031	$(263,041)
Research and development expenses	7,468,210	6,464,708	1,003,502
General and administrative expenses	5,597,070	5,289,142	307,928
Other expense, net	343,254	333,503	9,751
Unrealized gain on warrant liability	236,400	-	236,400
Income tax expense	200	700	(500)

Revenue

We recognized license revenue of $165,000 during the year ended December 31, 2019, compared to license revenue of $428,000 during the year ended December 31, 2018. License revenue in both 2019 and 2018 relates to royalty payments received from Spriaso LLC (“Spriaso”) under a licensing agreement in the cough and cold field.

Research and Development Expenses

The increase in research and development expenses during the year ended December 31, 2019 was primarily due to increased contract research organization and outside consulting and manufacturing costs for the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects of $2.5 million and a $22,000 increase in costs for TLANDO XR (LPCN 1111). These increases were offset by a $1.1 million decrease in costs incurred in conjunction with TLANDO with the completion of the ABPM study and the filing of the NDA in the first half of 2019, a $255,000 decrease in contract manufacturing costs for LPCN 1107, and a $147,000 decrease in personnel expense.

General and Administrative Expenses

The increase in general and administrative expenses during the year ended December 31, 2019 was primarily due to a $1.4 million increase in legal costs associated with the lawsuit filed against Clarus for patent infringement in 2019, in addition to a $192,000 increase in corporate insurance, offset by a $1.2 million decrease in personnel costs, which includes a decrease of $588,000 in salaries and related benefits mainly from the elimination of our commercial sales and marketing team in 2018, a decrease in severance compensation of $213,000, a decrease in stock compensation expense of $254,000, and a $153,000 decrease in bonus expense. Additionally, we also had a $37,000 loss on disposition of property in 2018 that did not occur in 2019.

Other Expense, Net

The increase in other expense, net, during the year ended December 31, 2019 was due to a $36,000 decrease in interest income earned during the year ended 2019 due to lower average balances of cash, cash equivalents and marketable securities, which was offset by a $27,000 decrease in interest expense on our Loan and Security Agreement with SVB, as a result of lower principal balances in 2019 compared to 2018.

Unrealized Gain on Warrant Liability

We recorded a $236,000 non-cash gain on the change in fair value of warrant liability during the year ended December 31, 2019 related to warrants issued in the November 2019 Offering. We did not record a similar change during the year ended December 31, 2018 as there were no similar warrants outstanding in 2018. The gain in 2019 was attributable to a decrease in the stock price of our common stock and a decrease in the remaining term of the warrants from the November 2019 Offering to December 31, 2019. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate.

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

As of December 31, 2019, we had $14.1 million of unrestricted cash, cash equivalents and marketable investment securities compared to $15.3 million at December 31, 2018. Additionally, as of December 31, 2019 and December 31, 2018 we had $5.0 million of restricted cash, which is required to be maintained as cash collateral under the SVB Loan and Security Agreement until TLANDO is approved by the FDA.

On February 27, 2020, we completed a registered direct offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended (“February 2020 Offering”). The gross proceeds from the February 2020 Offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses of $375,000. In the February 2020 Offering, the Company sold 10,084,034 Class A Units, with each Class A Unit consisting of one share of common stock and a one-half of one common warrant to purchase one share of common stock, at a price of $0.595 per Class A Unit. The common stock warrants were immediately exercisable at an exercise price of $0.53 per share, subject to adjustment, and expire on February 27, 2025. By their terms, however, the common stock warrants cannot be exercised at any time that the common stock warrant holder would beneficially own, after such exercise, more than 4.99% (or, at the election of the holder, 9.99%) of the shares of common stock then outstanding after giving effect to such exercise.

On November 18, 2019, we completed a public offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended (“November 2019 Offering”). The gross proceeds from the November 2019 Offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses of $404,000. In the November 2019 Offering, the Company sold (i) 10,450,000 Class A Units, with each Class A Unit consisting of one share of common stock and a common warrant to purchase one share of common stock, and (ii) 1,550,000 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock, at a price of $0.50 per Class A Unit and $0.4999 per Class B Unit. The pre-funded warrants, which were exercised for common stock in December 2019, were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $.0001 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $0.50 per share, subject to adjustment, and expire on November 17, 2024. By their terms, however, neither the pre-funded warrants nor the common stock warrants can be exercised at any time that the pre-funded warrant holder or the common stock warrant holder would beneficially own, after such exercise, more than 4.99% (or, at the election of the holder, 9.99%) of the shares of common stock then outstanding after giving effect to such exercise.

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

The shares of our common stock sold under the Sales Agreement are sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-220942) (the “Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. On November 7, 2019, the Company filed a prospectus supplement in which the Company disclosed that the Company was no longer subject to the limitations of General Instruction I.B.6. of Form S-3. However, as of the filing of this Annual Report on Form 10-K, the Company is now subject to the limitations of General Instruction I.B.6. of Form S-3, and in accordance with the terms of the Sales Agreement, the amount of shares of our common stock available for sale under the New Form S-3 is now limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

As of December 31, 2019, we have sold 6,635,535 shares of our common stock resulting in net proceeds of approximately $19.3 million under the Sales Agreement which is net of $716,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2021, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2021, to support our operations, on-going clinical study for LPCN 1144, ongoing intellectual property litigation with Clarus and compliance with regulatory requirements. If the Company is unsuccessful in raising additional capital its ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148 and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies or intellectual property litigation.

We can raise capital pursuant to the Sales Agreement in the ATM Offering when not restricted due to the terms of a previous financing but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

•	further clinical development requirements or other requirements of the FDA related to approval of TLANDO;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities for all of our product candidates, including LPCN 1144, TLANDO XR (LPCN 1111), LPCN 1148 and LPCN 1107;

•	the scope of clinical and other work required to obtain approval of TLANDO and our other product candidates;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Cash used in operating activities	$(11,666,217)	$(12,078,825)
Cash provided by investing activities	2,998,227	11,293,281
Cash provided by financing activities	10,318,974	10,652,334

Net Cash Used in Operating Activities

During the years ended December 31, 2019 and 2018, net cash used in operating activities was $11.7 million and $12.1 million, respectively.

Net cash used in operating activities during the years ended December 31, 2019 and 2018 was primarily attributable to cash outlays to support on-going operations, including research and development expenses and general and administrative expenses. During 2019, we performed activities related to the ABPM study for TLANDO, the submission of the TLANDO NDA, the POC liver imaging study for LPCN 1144 and the LiFT Phase 2 paired biopsy clinical study for LPCN 1144. During 2018, we performed activities related to the BRUDAC meeting for TLANDO on January 10, 2018 as well as initiated the ABPM and definitive phlebotomy clinical studies for TLANDO.

Net Cash Provided by Investing Activities

During the years ended December 31, 2019 and 2018, net cash provided by investing activities was $3.0 million and $11.3 million, respectively.

Net cash provided by investing activities during 2019 and 2018 was primarily the result of utilizing marketable investment securities, net, of $3.0 million and $11.3 million, respectively, to fund current operations. There were no capital expenditures for 2019 or 2018.

Net Cash Provided by Financing Activities

During the years ended December 31, 2019 and 2018, net cash provided by financing activities was $10.3 million and $10.7 million, respectively.

Net cash provided by financing activities during 2019 was primarily attributable to the net proceeds from the sale of 12,000,000 shares of common stock and pre-funded warrants in a registered direct offering resulting in net proceeds of $5.6 million and net proceeds from the sale of 3,650,479 shares of common stock pursuant to the ATM Offering resulting in net proceeds of $8.0 million, offset by $3.3 million in debt principal repayments under the SVB Loan and Security Agreement.

Net cash provided by financing activities during 2018 was primarily attributable to $10.0 million received in proceeds from the SVB Loan and Security Agreement and the net proceeds from the sale of common stock pursuant to the ATM Offering of $652,000.

Employee stock option exercises provided approximately $56,000 and zero of cash during 2019 and 2018, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options.

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On February 24, 2020, we modified and extended the lease through February 28, 2021.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this pronouncement effective January 1, 2017. We recognized limited revenue in 2019 and 2018 under a licensing agreement with Spriaso LLC.

We may provide research and development services under collaboration arrangements to advance the development of jointly owned products. We record the expenses incurred and reimbursed on a net basis in research and development expense.

As of December 31, 2019, we do not have any active collaboration agreements except for an agreement to provide joint research and development services through January 23, 2015 which was assigned to Spriaso LLC as described in Note 12 of Lipocine Inc.’s annual financial statements included in this filing.

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

Stock-Based Compensation

We recognize stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under our Incentive Plan to employees, nonemployees and nonemployee members of our board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, we have granted performance-based stock option awards and restricted stock grants, which vest based upon our satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, we estimate that these options will vest, which is based on whether we consider the options’ performance conditions to be probable of attainment. Our estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods.

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

As of December 31, 2019, there was $507,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. Additionally as of December 31, 2019, there was $958,000 of total unrecognized compensation cost related to unvested restricted stock units that have either time based or performance vesting.

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

Additionally in January 2018, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $63,000 increase in interest expense, while a one percent decrease in the prime rate would result in a $76,000 decrease in interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LIPOCINE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lipocine, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lipocine Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Tanner LLC

We have served as the Company’s auditor since 2018

Salt Lake City, Utah

March 12, 2020

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$9,728,523	$8,077,539
Restricted cash	5,000,000	5,000,000
Marketable investment securities	4,340,041	7,173,037
Accrued interest income	16,522	38,514
Prepaid and other current assets	545,887	520,113

Total current assets	19,630,973	20,809,203

Property and equipment, net of accumulated depreciation of $1,140,143 and $1,124,700, respectively	3,554	18,997
Other assets	23,753	23,753
Total assets	$19,658,280	$20,851,953
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,182,241	$671,280
Accrued expenses	449,303	487,135
Debt - current portion	3,333,333	3,333,333

Total current liabilities	4,964,877	4,491,748

Debt - non-current portion	3,814,407	6,926,532
Warrant liability	4,591,200	-

Total liabilities	13,370,484	11,418,280
Commitments and contingencies (notes 5, 8 and 11)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 37,655,175 and 21,737,196 issued and 37,649,465 and 21,731,486 outstanding	3,766	2,174
Additional paid-in capital	157,391,969	147,533,019
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(38)	(963)
Accumulated deficit	(151,067,189)	(138,059,845)

Total stockholders' equity	6,287,796	9,433,673

Total liabilities and stockholders' equity	$19,658,280	$20,851,953

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2019 and 2018

	2019	2018
Revenues:
License revenue	$164,990	$428,031
Total revenues	164,990	428,031

Operating expenses:
Research and development	7,468,210	6,464,708
General and administrative	5,597,070	5,289,142
Total operating expenses	13,065,280	11,753,850

Operating loss	(12,900,290)	(11,325,819)

Other expense, net	(343,254)	(333,503)
Unrealized gain on warrant liability	236,400	-
Loss before income tax expense	(13,007,144)	(11,659,322)

Income tax expense	(200)	(700)
Net loss	$(13,007,344)	$(11,660,022)

Basic loss per share attributable to common stock	$(0.50)	$(0.55)

Weighted average common shares outstanding, basic	25,882,273	21,352,339

Diluted loss per share attributable to common stock	$(0.50)	$(0.55)

Weighted average common shares outstanding, diluted	25,882,273	21,352,339

Comprehensive loss:
Net loss	$(13,007,344)	$(11,660,022)
Unrealized net gain on available-for-sale securities	925	3,653

Comprehensive loss	$(13,006,419)	$(11,656,369)

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2019 and 2018

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2017	21,264,539	$2,127	5,710	$(40,712)	$145,423,012	$(4,616)	$(126,399,823)	18,979,988

Net loss	-	-	-	-	-	-	(11,660,022)	(11,660,022)

Unrealized net gain on marketable investment securities	-	-	-	-	-	3,653	-	3,653

Stock-based compensation	-	-	-	-	1,457,720	-	-	1,457,720

Common stock sold through ATM offering	466,947	47	-	-	652,287	-	-	652,334

Balances at December 31, 2018	21,731,486	$2,174	5,710	$(40,712)	$147,533,019	$(963)	$(138,059,845)	$9,433,673

Net loss	-	-	-	-	-	-	(13,007,344)	(13,007,344)

Unrealized net gain on marketable investment securities	-	-	-	-	-	925	-	925

Common stock sold through equity offering	10,450,000	1,045	-	-	766,897	-	-	767,942

Pre-funded warrant exercises	1,550,000	155	-	-	-	-	-	155

Stock-based compensation	-	-	-	-	1,035,834	-	-	1,035,834

Option exercises	20,000	2	-	-	56,198	-	-	56,200

Vesting of restricted stock units	247,500	25	-	-	(25)	-	-	-

Common stock sold through ATM offering	3,650,479	365	-	-	8,000,046	-	-	8,000,411

Balances at December 31, 2019	37,649,465	$3,766	5,710	$(40,712)	$157,391,969	$(38)	$(151,067,189)	$6,287,796

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ending December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities:

Net loss	$(13,007,344)	$(11,660,022)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	15,443	18,595
Stock-based compensation expense	1,035,834	1,457,720
Loss on disposition of property and equipment	-	37,478
Non-cash interest expense	221,209	259,865
Non-cash gain on change in fair value of warrant liability	(236,400)	-
Amortization of premium/discount on marketable investment securities	(164,306)	(198,344)

Changes in operating assets and liabilities:
Accrued interest income	21,992	(15,447)
Litigation insurance recovery	-	3,319,927
Prepaid and other current assets	(25,774)	(111,886)
Accounts payable	510,961	73,210
Litigation settlement payable	-	(4,250,000)
Accrued expenses	(37,832)	(1,009,921)

Cash used in operating activities	(11,666,217)	(12,078,825)

Cash flows from investing activities:

Refund of rental deposit	-	7,000
Purchases of marketable investment securities	(16,851,568)	(25,552,679)
Maturities of marketable investment securities	19,849,795	36,838,960

Cash provided by investing activities	2,998,227	11,293,281

Cash flows from financing activities:

Proceeds from debt	-	10,000,000
Debt repayments	(3,333,334)	-
Proceeds from stock option exercises	56,200	-
Proceeds from sale of Class A and Class B units	5,595,542	-
Proceeds from exercise of pre-funded warrants	155	-
Net proceeds from sale of common stock through ATM	8,000,411	652,334

Cash provided by financing activities	10,318,974	10,652,334

Net increase in cash and cash equivalents	1,650,984	9,866,790

Cash, cash equivalents and restricted cash at beginning of period	13,077,539	3,210,749

Cash, cash equivalents and restricted cash at end of period	$14,728,523	$13,077,539

Supplemental disclosure of cash flow information:
Interest paid	545,536	533,542
Income taxes paid	700	700

Supplemental disclosure of non-cash investing and financing activities:
Unrealized net gain on marketable investment securities	925	3,653
Accrued final payment charge on debt	221,209	259,865
Allocation of equity offering proceeds to warrant liability	4,827,600	-

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(1)	Description of Business

Lipocine Inc. (“Lipocine” or the “Company”), a clinical-stage biopharmaceutical company focused on metabolic and endocrine disorders, is engaged in research and development for the delivery of drugs using its proprietary delivery technology. The Company’s principal operation is to provide oral delivery solutions for existing drugs. Lipocine develops its own drug candidates or it develops drug candidates on behalf of or in collaboration with corporate partners. The Company has funded operating costs primarily through collaborative license, milestone and research arrangements, through federal grants, through the sale of equity securities and through debt. The Company is incorporated under the laws of the State of Delaware.

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

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Cash and cash equivalents were $9.7 million and $8.1 million at December 31, 2019 and 2018.

(c)	Receivables

Accounts receivablfe are recorded at the invoiced amount and do not bear interest.

The Company maintains an allowance for doubtful accounts for estimated losses. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and their customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company had no write-offs in 2019 and 2018 and the Company did not record an allowance for doubtful accounts as of December 31, 2019 and 2018 as there were no accounts receivable outstanding. The Company does not have any off-balance-sheet credit exposure related to its customers.

(d)	Revenue Recognition

The Company generates revenue from license and royalty arrangements.  At inception of each contract, the Company identifies the goods and services that have been promised to the customer and each of those that represent a distinct performance obligation, determines the transaction price including any variable consideration, allocates the transaction price to the distinct performance obligations and determines whether control transfers to the customer at a point in time or over time. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company reassess its reserves for variable consideration at each reporting date and makes adjustments, if necessary, which may affect revenue and earnings in periods in which any such changes become known.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(2)	Summary of Significant Accounting Policies – (continued)

(e)	Property and Equipment

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

The Company recognizes stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under the Company’s Incentive Plan to employees, nonemployees and nonemployee members of the Company’s board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, the Company has granted performance-based stock option awards and restricted stock units, which vest based upon the Company satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, the Company estimates that these options or units will vest, which is based on whether the Company considers the performance conditions to be probable of attainment. The Company’s estimates of the number of performance-based options or units that will vest will be revised, if necessary, in subsequent periods.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(2)	Summary of Significant Accounting Policies – (continued)

(h)	Share-Based Payments

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees, nonemployees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $1.0 million and $1.5 million for the years ended December 31, 2019 and 2018, allocated as follows:

	Year Ended
	2019	2018
Research and development	$419,801	$587,437
General and administrative	616,033	870,283
	$1,035,834	$1,457,720

The Company issued 79,000 stock options and 423,000 stock options, respectively, during the years ended December 31, 2019 and 2018, respectively. Additionally, the Company issued 280,120 and 540,000 restricted stock units, respectively, during the years ended December 31, 2019 and 2018, respectively.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(2)	Summary of Significant Accounting Policies – (continued)

For options granted in 2019 and 2018, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2019	2018
Expected term	5.67 years	5.78 years
Risk-free interest rate	1.82%	2.80%
Expected dividend yield	—	—
Expected volatility	80.38%	83.56%

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

As of December 31, 2019, there was $507,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.49 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the years ended December 31, 2019 and 2018 was approximately $1.25 per share and $1.01 per share, respectively. Additionally, as of December 31, 2019, there was $958,000 of total unrecognized compensation cost related to unvested restricted stock units that have either time-based vesting or performance-based vesting.

(i)	Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Quoted prices for identical instruments in active markets.
•	Level 2 Inputs: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuation in which all significant inputs and significant value drivers are observable in active markets.
•	Level 3 Inputs: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(2)	Summary of Significant Accounting Policies – (continued)

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019 and 2018:

		Fair value measurements at reporting date using
	December 31, 2019	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents - money market funds and commercial paper	$8,921,249	$6,575,862	$2,345,387	$-

Corporate bonds, notes and commercial paper	4,340,041	-	4,340,041	-
	$13,261,290	$6,575,862	$6,685,428	$-
Liabilities:
Warrant liability	$4,591,200	$-	$-	$4,591,200
	$17,852,490	$6,575,862	$6,685,428	$4,591,200

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(2)	Summary of Significant Accounting Policies – (continued)

	December 31,	Fair value measurements at reporting date using
	2018	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents - money market funds and corporate bonds	$7,331,005	$4,835,433	$2,495,572	$-

Government treasury bills	897,381	897,381	-	-

Corporate bonds, notes and commercial paper	6,275,656	-	6,275,656	-

	$14,504,042	$5,732,814	$8,771,228	$-

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

Government bonds and notes: The Company uses a third-party pricing service to value these investments. United States bonds and notes are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets and reportable trades.

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2019, include (i) volatility of 225.93%, (ii) risk free interest rate of 1.69%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.385, and (v) expected life of 4.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2 or Level 3 for the years ended December 31, 2019 and 2018.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Basic loss per share attributable to common stock:
Numerator
Net loss	$(13,007,344)	$(11,660,022)
Denominator
Weighted avg. common shares outstanding	25,882,273	21,352,339

Basic loss per share attributable to common stock	$(0.50)	$(0.55)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(13,007,344)	$(11,660,022)
Denominator
Weighted avg. common shares outstanding	25,882,273	21,352,339

Diluted loss per share attributable to common stock	$(0.50)	$(0.55)

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(2)	Summary of Significant Accounting Policies – (continued)

The computation of diluted earnings per share for the years ended December 31, 2019 and 2018 does not include stock options, warrants or unvested restricted stock units to purchase shares in the computation of diluted earnings per share because these instruments were antidilutive:

	December 31,
	2019	2018
Stock options	2,310,485	2,424,617
Warrants	12,000,000	-
Unvested restricted stock units	661,307	682,124

(k)	Segment Information

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

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. Debt securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2019 and 2018 were as follows:

December 31, 2019	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
Corporate bonds, notes and commercial paper	4,340,079	-	(38)	4,340,041
	$4,340,079	$-	$(38)	$4,340,041

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(3)	Marketable Investment Securities - (continued)

December 31, 2018	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
Government treasury bills	$897,481	$-	$(100)	$897,381
Corporate bonds, notes and commercial paper	6,276,519	-	(879)	6,275,656
	$7,174,000	$-	$(979)	$7,173,037

Maturities of debt securities classified as available-for-sale securities at December 31, 2019 are as follows:

	Amortized Cost	Aggregate fair value
Due within one year	$4,340,079	$4,340,041
	$4,340,079	$4,340,041

There were no sales of marketable investment securities during the years ended December 31, 2019 and 2018 and therefore no realized gains or losses. Additionally, $19.8 million and $36.8 million of marketable investment securities matured during the years ended December 31, 2019 and 2018, respectively. The Company determined there were no other-than-temporary impairments for the years ended December 31, 2019 and 2018.

(4)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the years ended December 31, 2019 and 2018.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $5.4 million and $4.1 million under these agreements in 2019 and 2018 and has recorded these expenses in research and development expenses.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(5)	Loan and Security Agreement

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (6% as of December 31, 2019), which interest is payable monthly. The loan matures on December 1, 2021. The Company was only required to make monthly interest payments until December 31, 2018, following which the Company is required to also make equal monthly payments of principal and interest for the remainder of the term. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and to date approximately $481,000 has been recognized as an increase to the principal balance with a corresponding charge to interest expense with the remaining final payment charge to be recognized over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid.

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

Future maturities principal payments on debt at December 31, 2019, are as follows:

Years Ending December 31,	Amount (in thousands)
2020	3,333
2021	3,334
Thereafter	—
$6,667

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(5)	Loan and Security Agreement – (continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

December 31, 2019
Cash and cash equivalents	$9,728,523
Restricted cash	5,000,000
Cash, cash equivalents, and retricted cash shown in the statement of cash flows	$14,728,523

Amounts included in restricted cash represent those required to be set aside by the Loan and Security Agreement. The restriction will lapse if and when TLANDO is approved by the FDA.

(6)	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2019	December 31, 2018
Computer equipment and software	$43,361	$43,361
Lab and office equipment	1,048,932	1,048,932
Furniture and fixtures	51,404	51,404
	1,143,697	1,143,697

Less accumulated depreciation	(1,140,143)	(1,124,700)
	$3,554	$18,997

Depreciation expense for the years ended December 31, 2019 and 2018 was approximately $15,000 and $19,000, respectively.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(7)	Income Taxes

(a)	Income Tax Expense

Income tax expense consists of:

	December 31,
	2019	2018
U.S. federal	$-	$-
State and local	200	700
Deferred	-	-
Total	$200	$700

(b)	Tax Rate Reconciliation

Income tax expense was $200 and $700, respectively, for the years ended December 31, 2019 and 2018 and differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2019 and 2018, respectively, to pretax income from continuing operations as a result of the following:

	December 31,
	2019	2018
Computed "expected" tax expense (benefit)	$(2,731,500)	$(2,448,457)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	3,037,041	2,671,563
State and local income taxes, net of federal income tax benefit	158	553
Stock expense	114,458	136,903
Research and development tax credits	(357,561)	(266,163)
Orphan drug tax credit	(14,357)	(95,822)
Other, net	(48,039)	2,123
	$200	$700

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(7)	Income Taxes – (continued)

(c)	Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below.

	December 31,
	2019	2018
Deferred tax assets:
Stock-based compensation	$1,637,731	$1,540,215
Net operating loss carryforwards	30,574,751	27,397,503
Employee benefits	48,423	48,294
Research and development tax credits	3,833,189	3,362,473
Orphan drug tax credits	1,162,757	1,144,583
Plant and equipment	1,782	234
Other deductible tempory differences	5,806	378
Total gross deferred tax assets	37,264,439	33,493,680
Less valuation allowance	(37,264,439)	(33,493,680)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2019 and 2018 was $37.3 million and $33.5 million, respectively. The net change in the valuation allowance was an increase of $3.8 million in 2019 and an increase of $2.7 million in 2018. A valuation allowance has been provided for the full amount of the Company’s net deferred tax assets as the Company believes it is more likely than not that these benefits will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(7)	Income Taxes – (continued)

As of December 31, 2019, we had NOL and research and development credit carryforwards for U.S. federal income tax reporting purposes of approximately $118.9 million and $2.7 million, respectively. Approximately $20.2 million of the NOL will expire between 2023 and 2033 and $76.4 million of the NOL will expire 2034 through 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, NOL’s generated in 2018 and subsequent years have an unlimited carryforward therefore the 2019 and 2018 NOL of $22.3 million can be carried forward indefinitely. The research and development credits will begin to expire in 2033 through 2038. We have orphan drug credit carry forwards of approximately $1.2 million which will expire if unused through 2039.

We also have state NOL and research and development credit carry-forwards of approximately $112.2 million and $1.2 million, respectively. Approximately $572,000 of the Company's state NOL expires in 2020, $37.0 million expires between 2021 and 2029, and $74.6 million will expire in 2030 through 2033. The state research and development credits expire in 2023 through 2033.

The Company's federal and state income tax returns for December 31, 2016 through 2019 are open tax years.

A reconciliation of the beginning and ending amount of total unrecognized tax contingencies, excluding interest and penalties, for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Balance, beginning of year	$-	$-

Balance, end of year	$-	$-

(8)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018, on February 8, 2018, the Company extended the lease through February 28, 2019 on January 2, 2019, the Company extended the lease through February 29, 2020 and on February 24, 2020, the Company extended the lease through February 28, 2021. Additionally, on December 28, 2015, the Company entered into an operating lease for office space in Lawrenceville, New Jersey through January 31, 2018. The Company vacated the Lawrenceville, New Jersey office on January 31, 2018.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(8)	Leases – (continued)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2019 are:

Operating
leases
Year ending December 31:
2020	55,064
Total minimum lease payments	$55,064

The Company’s rent expense was $329,000 and $323,000 for the years ended December 31, 2019 and 2018, respectively.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

On February 27, 2020, the Company completed a registered direct offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended (“February 2020 Offering”). The gross proceeds from the February 2020 Offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses of $375,000. In the February 2020 Offering, the Company sold 10,084,034 Class A Units at an offering price of $0.595 per unit, with each Class A Unit consisting of one share of its common stock and one-half of a common warrant to purchase one share of common stock at an exercise price of $0.53 per share of common stock. Additionally, the common stock warrants were immediately exercisable and expire on February 27, 2025. By their terms, however, the common stock warrants cannot be exercised at any time that the common stock warrant holder would beneficially own, after such exercise, more than 4.99% (or, at the election of the holder, 9.99%) of the shares of common stock then outstanding after giving effect to such exercise.

On November 18, 2019, the Company completed a public offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended (“November 2019 Offering”). The gross proceeds from the November 2019 Offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses of $404,000. In the November 2019 Offering, the Company sold (i) 10,450,000 Class A Units, with each Class A Unit consisted of one share of its common stock and a common warrant to purchase on share of its common stock, and (ii) 1,550,000 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of its common stock and a common warrant to purchase one share of its common stock, at a price of $0.50 per Class A Unit and $0.4999 per Class B Unit. The pre-funded warrants, which were exercised for common stock in December 2019, were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $.0001 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $0.50 per share, subject to adjustment, and expire on November 17, 2024. By their terms, however, neither the pre-funded warrants nor the common stock warrants can be exercised at any time that the pre-funded warrant holder or the common stock warrant holder would beneficially own, after such exercise, more than 4.99% (or, at the election of the holder, 9.99%) of the shares of common stock then outstanding after giving effect to such exercise. On the date of the November 2019 Offering, the Company allocated approximately $768,000 and $4.8 million to common stock/additional paid-in capital and warrant liability, respectively.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(9)	Stockholders’ Equity – (continued)

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

As of December 31, 2019, we had sold an aggregate of 6,635,535 shares at a weighted-average sales price of $3.02 per share under the ATM for aggregate gross proceeds of $20.0 million and net proceeds of $19.3 million, after deducting sales agent commission and discounts and our other offering costs. During the year ended December 31, 2019, the Company sold an aggregate of 3,650,479 shares at a weighted-average sales price of $2.26 per share under the ATM for aggregate gross proceeds of $8.2 million and $8.0 million in net proceeds. During the year ended December 31, 2018, the Company sold an aggregate of 466,947 shares at a weighted-average sales price of $1.45 per share under the ATM for aggregate gross proceeds of $678,000 and $652,000 in net proceeds.

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

DECEMBER 31, 2019 and 2018

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

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 3,221,906 shares are authorized for issuance under the 2014 Plan, with 662,263 shares remaining available for grant as of December 31, 2019.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2018	2,424,617	$5.00
Options granted	79,000	1.84
Options exercised	(20,000)	2.81
Options forfeited	(21,221)	2.17
Options cancelled	(151,911)	6.93
Balance at December 31, 2019	2,310,485	4.81

Options exercisable at December 31, 2019	1,910,323	5.39

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(9)	Stockholders’ Equity – (continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value
2,310,485	6.04	$4.81	$-	1,910,323	5.47	$5.39	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was $1,000 and zero. There were 20,000 and zero stock options exercised during the years ended December 31, 2019 and 2018.

(d)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted stock units
Balance at December 31, 2018	682,124
Granted	280,120
Vested	(247,500)
Cancelled	(53,437)
Balance at December 31, 2019	661,307

(e)	Common Stock Warrants

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity, which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires or may require the issuer to settle the obligation by transferring assets, to be classified as a liability. In accordance with ASC 480, the Company’s outstanding warrants from the November 2019 Offering are classified as a liability. The liability is adjusted to fair value at each reporting period, with the changes in fair value recognized as gain (loss) on change in fair value of warranty liability in the Company’s consolidated statements of operations. The warrants issued in the November 2019 Offering allow the warrant holder, if certain change in control events occur, the option to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a fundamental transaction.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(9)	Stockholders’ Equity – (continued)

As of December 31, 2019, the Company had 12,000,000 warrants outstanding to purchase an equal number of shares of common stock. The fair value of these warrants on November 18, 2019 (closing date of November 2019 Offering) and December 31, 2019 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	November 18, 2019	December 31, 2019
Expected life in years	5.00	4.88
Risk-free interest rate	1.63%	1.69%
Dividend yield	—	—
Volatility	224.47%	225.93%
Stock price	$0.41	$0.39

During the year ended December 31, 2019, the Company recorded a non-cash gain of $236,000 from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2018	$-
Initial fair value of common stock warrants issued in November 2019 Offering	4,827,600
Change in fair value of common stock warrants during 2019	(236,400)
Balance at December 31, 2019	$4,591,200

The following table summarizes the number of warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	-	$-	-	$-
Issued	12,000,000	0.50	5.00	-
Exercised	-	-	-	-
Expired	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Balance at December 31, 2019	12,000,000	$0.50	4.88	$-

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(10)	401(k) Plan

On January 1, 2002, the Company adopted a tax qualified employee savings and retirement plan (the “401(k) Plan”) covering eligible employees. Pursuant to the 401(k) Plan, employees may elect to reduce current compensation by a percentage of eligible compensation, not to exceed legal limits, and contribute the amount of such reduction to the 401(k) Plan. Beginning April 1, 2014, the 401(k) Plan was amended to require matching contributions to the 401(k) Plan by the Company on behalf of the participants of 100 percent Company match on up to four percent of an employee's compensation computed on a per pay period basis. The Company contributed $63,000 and $84,000, respectively, to the 401(k) Plan during the years ended December 31, 2019 and 2018.

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

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the Company’s current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination of purportedly false and misleading statements relating to the filing of the New Drug Application (“NDA”) for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to the Company’s corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  On August 16, 2019, defendants filed a motion to dismiss the complaint. Plaintiff’s response to the motion to dismiss was due on October 18, 2019; however rather than file an opposition brief, plaintiffs filed an amended stockholder derivative complaint. Defendants’ motion to dismiss the amended complaint was filed on December 12, 2019; plaintiff’s response was filed on January 27, 2020 and defendants’ reply was filed on February 26, 2020. The Company intends to vigorously defend itself and its current and former officers and directors against these allegations and has not recorded a liability related to this derivative complaint as the outcome is not probable nor can an estimate be made of loss, if any.

On April 2, 2019, the Company filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  The Company answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019 and a claim construction hearing on February 11, 2020 and scheduled a five-day jury trial beginning on February 8, 2021. On February 11, 2020, the Company voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The parties are currently engaged in the fact discovery phase of the lawsuit.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(11)	Commitments and Contingencies – (continued)

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. The Company insurance that covers claims of this nature. The retention amount payable by the Company under our policy is $1.25 million. The Company intends to vigorously defend itself and its current and former officers and directors against these allegations and has not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

Beyond John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al. and Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PM, management does not currently believe that any other matter, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017 on January 23, 2018, July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. The agreement was further amended on July 23, 2019 to extend the term of the agreement for an additional twelve months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company received reimbursements of zero and $5,000 for the years ended December 31, 2019 and 2018, respectively. Additionally, during the years ended December 31, 2019 and 2018, the Company received $165,000 and $428,000, respectively, in royalty payments from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(13)	Accounting Pronouncements

Accounting Pronouncements Issued Not Yet Adopted

In 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables, and requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The original effective date for ASU 2016-13 was for annual and interim periods beginning after December 15, 2019.

However, in October 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses, Derivatives and Hedging, and Leases: Effective Dates, which deferred the effective date of ASU 2016-13 for certain entities, including those that are eligible to be smaller reporting companies. A company’s determination about whether it is eligible for the deferral is a one-time assessment as of November 15, 2019 based on its most recent determination of its small reporting company eligibility as of the last business day of the most recently completed second quarter. Based on this determination, the Company qualifies as a smaller reporting entity and is therefore eligible for the deferral of adoption of ASU 2016-13, resulting in a new effective date of January 1, 2023. The Company has historically not had credit losses on financial instruments and is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The adoption of ASU 2016-02 did not have a material impact on the Company’s condensed consolidated financial statements as the Company did not have a lease with a term greater than one year.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of December 31, 2019.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Change in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

4.2	Amended and Restated Stockholder Rights Agreement dated as of November 5, 2018 by and between the Company and American Stock Transfer & Trust Company, LLC	10-Q	001-36357	4.1	11/7/2018

4.3	Form of Pre-Funded Warrant	8-K	001-36357	4.1	11/14/2019

4.4	Form of Common Warrant	8-K	001-36357	4.2	11/14/2019

4.5	Form of Common Warrant	8-K	001-36357	4.1	2/26/2020

4.6	Description of Registered Securities*

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2**	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3**	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4**	Form of Restricted Stock Unit Agreement and Notice under the 2011 Equity Incentive Plan	10-K	001-36357	10.4	3/31/2014

10.5**	Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	S-8	333-197421	99.1	7/15/2014

10.6	Assignment and Assumption of Lease, dated August 6, 2004, by and between Lipocine Inc. and Genta Salus LLC	8-K	333-178230	10.4	7/25/2013

10.7	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.8**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.9	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

10.10	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.11	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.12	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.13+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.14**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.15**	Amended and Restated Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Morgan Brown	8-K	000-550920	10.2	1/7/2014

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.16**	Second Amended and Restated Lipocine Inc. 2014 Stock Incentive Plan	10-Q	001-36357	10.1	8/9/2016

10.17	Commercial Manufacturing Services and Supply Agreement, dated March 3, 2016, by and between Lipocine Inc. and M.W. Encap Ltd.	10-Q	001-36357	10.1	5/9/2016

10.18	Controlled Equity OfferingSM Sales Agreement, dated March 6, 2017, by and between Lipocine Inc. and Cantor Fitzgerald & Co.	10-K	001-36357	10.22	3/6/2017

10.19**	Second Amended and Restated Executive Employment Agreement, dated March 3, 2017, by and between Lipocine Inc. and Morgan Brown	10-K	001-36357	10.23	3/6/2017

10.20**	Executive Employment Agreement, dated March 3, 2017, by and between Lipocine Inc. and Gregory Bass.	10-K	001-36357	10.24	3/6/2017

10.21**	Vice President Employment Agreement, dated November 5, 2018, by and between Lipocine Inc. and Nachiappan Chidambaram.	10-Q	001-36357	10.1	11/7/18

10.22	Loan and Security Agreement dated January 5, 2018	8-K	001-36357	10.1	1/9/2018

10.23**	Third Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	10-Q	001-36357	10.1	8/7/2018

10.24	Securities Purchase Agreement, dated as of November 14, 2019, by and between Lipocine, Inc. and the purchasers identified on the signature pages thereto	8-K	001-36357	10.2	11/14/2019

10.25	Securities Purchase Agreement, dated as of February 25, 2020, by and between Lipocine, Inc. and the purchasers identified on the signature pages thereto	8-K	001-36357	10.2	2/26/2020

16.1	Letter from KPMG LLP to the Securities and Exchange Commission, dated June 29, 2018	8-K	001-36357	16.1	6/29/2018

21.1*	Subsidiaries

23.1*	Consent of Tanner LLC

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Management contract or compensation plan or arrangement

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: March 13, 2020	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 13, 2020	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mahesh V. Patel	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 13, 2020
Mahesh V. Patel

/s/ Morgan R. Brown	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2020
Morgan R. Brown

/s/ Jeffrey A. Fink	Director	March 13, 2020
Jeffrey A. Fink

/s/ John Higuchi	Director	March 13, 2020
John Higuchi

/s/ Stephen A. Hill	Director	March 13, 2020
Stephen A. Hill

/s/ R. Dana Ono	Director	March 13, 2020
R. Dana Ono