Form 10-Q
period 2020-03-31
Lipocine Inc.
filed 2020-05-07
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2020

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

Outstanding Shares

As of May 6, 2020, the registrant had 47,879,499 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$15,134,789	$9,728,523
Restricted cash	5,000,000	5,000,000
Marketable investment securities	448,077	4,340,041
Accrued interest income	9,212	16,522
Prepaid and other current assets	373,370	545,887
Total current assets	20,965,448	19,630,973

Property and equipment, net of accumulated depreciation of $1,140,942 and $1,140,143, respectively	2,755	3,554
Other assets	23,753	23,753
Total assets	$20,991,956	$19,658,280

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,654,909	$1,182,241
Accrued expenses	738,280	449,303
Debt - current portion	1,666,666	3,333,333
Total current liabilities	4,059,855	4,964,877

Debt - non-current portion	4,688,136	3,814,407
Warrant liability	5,691,229	4,591,200
Total liabilities	14,439,220	13,370,484

Commitments and contingencies (notes 5, 7, 8 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 47,860,209 and 37,655,175 issued and 47,854,499 and 37,649,465 outstanding	4,786	3,766
Additional paid-in capital	163,426,502	157,391,969
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	-	(38)
Accumulated deficit	(156,837,840)	(151,067,189)
Total stockholders' equity	6,552,736	6,287,796
Total liabilities and stockholders' equity	$20,991,956	$19,658,280

 See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating expenses:
Research and development	2,511,754	1,949,821
General and administrative	2,085,261	1,175,927
Total operating expenses	4,597,015	3,125,748
Operating loss	(4,597,015)	(3,125,748)

Other income (expense):
Interest and investment income	59,938	125,265
Interest expense	(133,345)	(223,789)
Total other expense, net	(73,407)	(98,524)
Unrealized loss on warrant liability	(1,100,029)	-
Loss before income tax expense	(5,770,451)	(3,224,272)

Income tax expense	(200)	(200)
Net loss	$(5,770,651)	$(3,224,472)

Basic loss per share attributable to common stock	$(0.14)	$(0.14)
Weighted average common shares outstanding, basic	41,347,631	23,383,008

Diluted loss per share attributable to common stock	$(0.14)	$(0.14)
Weighted average common shares outstanding, diluted	41,347,631	23,383,008

Comprehensive loss:
Net loss	$(5,770,651)	$(3,224,472)
Net unrealized gain on available-for-sale securities	38	2,352
Comprehensive loss	$(5,770,613)	$(3,222,120)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity

Balances at December 31, 2018	21,731,486	$2,174	5,710	$(40,712)	$147,533,019	$(963)	$(138,059,845)	$9,433,673

Net loss	-	-	-	-	-	-	(3,224,472)	(3,224,472)

Unrealized net gain on marketable investment securities	-	-	-	-	-	2,352	-	2,352

Stock-based compensation	-	-	-	-	276,927	-	-	276,927

Common stock sold through ATM offering	2,843,467	284	-	-	6,062,930	-	-	6,063,214
Balances at March 31, 2019	24,574,953	$2,458	5,710	$(40,712)	$153,872,876	$1,389	$(141,284,317)	$12,551,694

Balances at December 31, 2019	37,649,465	$3,766	5,710	$(40,712)	$157,391,969	$(38)	$(151,067,189)	$6,287,796

Net loss	-	-	-	-	-	-	(5,770,651)	(5,770,651)

Unrealized net gain on marketable investment securities	-		-	-	-	38	-	38

Stock-based compensation	-	-	-	-	321,913	-	-	321,913

Common stock sold through equity offering	10,084,034	1,008	-	-	5,652,132	-	-	5,653,140

Common stock issued for warrant exercises	121,000	12	-	-	60,488	-	-	60,500
Balances at March 31, 2020	47,854,499	$4,786	5,710	$(40,712)	$163,426,502	$-	$(156,837,840)	$6,552,736

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,770,651)	$(3,224,472)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation expense	799	3,861
Stock-based compensation expense	321,913	276,927
Non-cash interest expense	40,395	66,971
Non-cash loss on change in fair value of warrant liability	1,100,029	-
Amortization of discount on marketable investment securities	(10,219)	(42,511)
Changes in operating assets and liabilities:
Accrued interest income	7,310	22,145
Prepaid and other current assets	172,517	108,704
Accounts payable	472,668	(153,555)
Accrued expenses	288,977	(60,949)
Cash used in operating activities	(3,376,262)	(3,002,879)

Cash flows from investing activities:
Purchases of marketable investment securities	(447,779)	(6,782,438)
Maturities of marketable investment securities	4,350,000	4,700,000
Cash provided by (used in) investing activities	3,902,221	(2,082,438)

Cash flows from financing activities:
Debt repayments	(833,333)	(833,333)
Net proceeds from common stock offering	5,653,140	6,063,214
Net proceeds exercise of warrants	60,500	-
Cash provided by financing activities	4,880,307	5,229,881
Net increase in cash and cash equivalents	5,406,266	144,564
Cash and cash equivalents and restricted cash at beginning of period	14,728,523	13,077,539
Cash and cash equivalents and restricted cash at end of period	$20,134,789	$13,222,103

Supplemental disclosure of cash flow information:
Interest paid	$92,950	$156,818
Income taxes paid	-	200
Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain on available-for-sale securities	$38	$2,352
Accrued final payment charge on debt	40,395	66,971

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2020.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2019.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the previously reported net loss.

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least February 15, 2021. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects.While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least February 15, 2021, the Company will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, before or after February 15, 2021, to support its operations, on-going clinical study for LPCN 1144, compliance with regulatory requirements, including the Company’s NDA submission for TLANDO™, and on-going litigation activities. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1144, TLANDO XR and LPCN 1148. Conversely, the Company’s capital resources could last longer if it reduces expenses, reduces the number of activities currently contemplated under our operating plan or if it terminates, modifies the design or suspends on-going clinical studies.

(2)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants and, unvested restricted stock units to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Basic loss per share attributable to common stock:
Numerator
Net loss	$(5,770,651)	$(3,224,472)

Denominator
Weighted avg. common shares outstanding	41,347,631	23,383,008

Basic loss per share attributable to common stock	$(0.14)	$(0.14)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(5,770,651)	$(3,224,472)

Denominator
Weighted avg. common shares outstanding	41,347,631	23,383,008

Diluted loss per share attributable to common stock	$(0.14)	$(0.14)

The computation of diluted loss per share for the three months ended March 31, 2020 and 2019 does not include the following stock options and unvested restricted stock units to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	March 31,
	2020	2019
Stock options	2,936,485	2,335,972
Unvested restricted stock units	661,307	682,124
Warrants	16,921,017	-

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2020 and December 31, 2019 were as follows:

March 31, 2020	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Corporate bonds, notes and commercial paper	448,077	-	-	448,077
	$448,077	$-	$-	$448,077

December 31, 2019	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Corporate bonds, notes and commercial paper	4,340,079	-	(38)	4,340,041
	$4,340,079	$-	$(38)	$4,340,041

Maturities of debt securities classified as available-for-sale securities at March 31, 2020 are as follows:

March 31, 2020	Amortized Cost	Aggregate fair value
Due within one year	$448,077	$448,077
	$448,077	$448,077

There were no sales of marketable investment securities during the three months ended March 31, 2020 and 2019 and therefore no realized gains or losses. Additionally, $4.4 million and $4.7 million of marketable investment securities matured during the three months ended March 31, 2020 and 2019, respectively. The Company determined there were no other-than-temporary impairments for the three months ended March 31, 2020 and 2019.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

		Fair value measurements at reporting date using
	March 31, 2020	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds and corporate bonds	$14,314,015	$14,314,015	$-	$-

Corporate bonds, notes and commercial paper	448,077	-	448,077	-
	$14,762,092	$14,314,015	$448,077	$-

Liabilities:
Warrant liability	$5,691,229	-	-	5,691,229
	$20,453,321	$14,314,015	$448,077	$5,691,229

		Fair value measurements at reporting date using
	December 31, 2019	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds and commercial paper	$8,921,249	$6,575,862	$2,345,387	$-

Corporate bonds, notes and commercial paper	4,340,041	-	4,340,041	-
	$13,261,290	$6,575,862	$6,685,428	$-
Liabilities:
Warrant liability	$4,591,200	-	-	4,591,200
	$17,852,490	$6,575,862	$6,685,428	$4,591,200

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

Corporate bonds, notes, and commercial paper: The Company uses a third-party pricing service to value these investments. Corporate bonds, notes and commercial paper are classified within Level 2 of the fair value hierarchy because they are valued using broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of March 31, 2020, include (i) volatility of 224.53%, (ii) risk free interest rate of 0.37%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.48, and (v) expected life of 4.63 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2019, include (i) volatility of 225.93%, (ii) risk free interest rate of 1.69%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.385, and (v) expected life of 4.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or Level 2 for the three months ended March 31, 2020.

(5)	Loan and Security Agreement

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (4.25% as of March 31, 2020), which interest is payable monthly. Additionally on April 1, 2020, the Company and SVB entered into a Deferral Agreement. Under the Deferral Agreement, principal repayments are deferred by six months and the Company is only required to make monthly interest payments. The loan matures on June 1, 2022. Previously, the Company only made monthly interest payments until December 31, 2018, following which the Company also made equal monthly payments of principal and interest until the signing of the Deferral Agreement. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and to date approximately $521,000 has been recognized as an increase to the principal balance with a corresponding charge to interest expense with the remaining final payment charge to be recognized over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding less than two years, which prepayment charge is determined based on the date the loan is prepaid.

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

Future maturities of principal payments on debt at March 31, 2020, are as follows:

Years Ending December 31,	Amount (in thousands)
2020	$833
2021	3,333
2022	1,667
Thereafter	—
$5,833

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

March 31, 2020
Cash and cash equivalents	$15,134,789
Restricted cash	5,000,000

Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$20,134,789

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

At March 31, 2020 and December 31, 2019, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three months ended March 31, 2020 and 2019.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $1.9 million and $1.4 million, respectively, for the three months ended March 31, 2020 and 2019 under these agreements and has recorded these expenses in research and development expenses.

(8)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018. On February 8, 2018, the Company extended the lease through February 28, 2019, on January 2, 2019, the Company extended the lease through February 29, 2020, and on February 24, 2020, the Company extended the lease through February 28, 2021.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2020 are:

Operating
leases
Year ending December 31:
2020	247,787
2021	55,064
Total minimum lease payments	$302,851

The Company’s rent expense was $83,000 and $81,000, respectively, for the three months ended March 31, 2020 and 2019.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

On February 27, 2020, the Company completed a registered direct offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended (“February 2020 Offering”). The gross proceeds from the February 2020 Offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses of $347,000. In the February 2020 Offering, the Company sold 10,084,034 Class A Units at an offering price of $0.595 per unit, with each Class A Unit consisting of one share of its common stock and one-half of a common warrant to purchase one share of common stock at an exercise price of $0.53 per share of common stock. Additionally, the common stock warrants were immediately exercisable and expire on February 27, 2025. By their terms, however, the common stock warrants cannot be exercised at any time that the common stock warrant holder would beneficially own, after such exercise, more than 4.99% (or, at the election of the holder, 9.99%) of the shares of common stock then outstanding after giving effect to such exercise.

On November 18, 2019, the Company completed a public offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended (“November 2019 Offering”). The gross proceeds from the November 2019 Offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses of $404,000. In the November 2019 Offering, the Company sold (i) 10,450,000 Class A Units, with each Class A Unit consisting of one share of its common stock and a common warrant to purchase one share of its common stock, and (ii) 1,550,000 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of its common stock and a common warrant to purchase one share of its common stock, at a price of $0.50 per Class A Unit and $0.4999 per Class B Unit. The pre-funded warrants, which were exercised for common stock in December 2019, were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $.0001 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $0.50 per share, subject to adjustment, and expire on November 17, 2024. By their terms, however, neither the pre-funded warrants nor the common stock warrants can be exercised at any time that the pre-funded warrant holder or the common stock warrant holder would beneficially own, after such exercise, more than 4.99% (or, at the election of the holder, 9.99%) of the shares of common stock then outstanding after giving effect to such exercise. On the date of the November 2019 Offering, the Company allocated approximately $768,000 and $4.8 million to common stock/additional paid-in capital and warrant liability, respectively.

In March 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at the market” (“ATM”), equity offering program, under which Cantor acts as sales agent. The shares of common stock to be sold under the Sales Agreement were originally sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-199093) (the “Prior Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. On October 13, 2017, the Company filed a Form S-3 (File No. 333-220942) (the “New Form S-3”) to replace the Prior Form S-3.  The New Form S-3 has been declared effective by the Securities and Exchange Commission, and the Prior Form S-3 has been terminated.  The New Form S-3 registered the sale of up to $150.0 million of any combination of common stock, preferred stock, debt securities, warrants and units pursuant to a shelf registration statement.  The New Form S-3 also contains a prospectus pursuant to which we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent, pursuant to the Sales Agreement. On April 10, 2020, the Company filed a prospectus supplement in which the Company disclosed that the Company was subject to the limitations of General Instruction I.B.6. of Form S-3 with the amount of shares of our common stock available for sale under the New Form S-3 limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period and further limited the future amount sold under the Sales Agreement to $5.0 million.

As of March 31, 2020, we had sold an aggregate of 6,635,535 shares at a weighted-average sales price of $3.02 per share under the ATM for aggregate gross proceeds of $20.0 million and net proceeds of $19.3 million, after deducting sales agent commission and discounts and our other offering costs. During the three months ended March 31, 2020, the Company did not sell any shares under the ATM. During the three months ended March 31, 2019, the Company sold an aggregate of 2,843,467 shares at a weighted-average sales price of $2.20 per share under the ATM for aggregate gross proceeds of $6.2 million and $6.1 million in net proceeds.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $322,000 and $277,000, respectively, for the three months ended March 31, 2020 and 2019, is allocated as follows:

	Three Months Ended March 31,
	2020	2019

Research and development	$134,664	$109,038
General and administrative	187,249	167,889
	$321,913	$276,927

The Company issued 626,000 stock options during the three months ended March 31, 2020 and did not issue any options during the three months ended March 31, 2019. The Company did not issue any restricted stock units during the three months ended March 31, 2020 and 2019.

Key assumptions used in the determination of the fair value of stock options granted are as follows:

	2020
Expected term	5.85	years
Risk-free interest rate	1.50%
Expected dividend yield	0.00%
Expected volatility	99.11%

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

As of March 31, 2020, there was $613,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.83 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of March 31, 2020, there was $753,000 of total unrecognized compensation cost related to unvested restricted stock units that have either time-based or performance vesting.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares were authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 3,221,906 shares are authorized for issuance under the 2014 Plan, with 36,263 shares remaining available for grant as of March 31, 2020.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2019	2,310,485	$4.81
Options granted	626,000	0.46
Options exercised	-	-
Options forfeited	-	-
Options cancelled	-	-
Balance at March 31, 2020	2,936,485	3.88

The following table summarizes information about stock options outstanding and exercisable at March 31, 2020:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

2,936,485	6.65	$3.88	$13,710	1,963,404	5.30	$5.31	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options exercised during the three months ended March 31, 2020 and 2019.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted stock units

Balance at December 31, 2019	661,307
Granted	-
Vested	-
Cancelled	-
Balance at March 31, 2020	661,307

(f)	Common Stock Warrants

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

As of March 31, 2020, the Company had 11,879,000 warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on December 31, 2019 and March 31, 2020 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	March 31, 2020	December 31, 2019
Expected life in years	4.63	4.88
Risk-free interest rate	0.37%	1.69%
Dividend yield	—	—
Volatility	224.53%	225.93%
Stock price	$0.48	$0.39

During the three months ended March 31, 2020, the Company recorded a non-cash loss of $1.1 million from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2019	$4,591,200
Change in fair value of common stock warrants	1,100,029
Balance at March 31, 2020	$5,691,229

Additionally, in the February 2020 Offering, the Company issued 5,024,017 warrants. However, the February 2020 Offering warrants do not provide the warrant holder the option to receive an amount of cash equal to the Black-Scholes value of the warrants upon a fundamental transaction. Therefore, the Company has not recorded a warrant liability with respect to the warrants issued in the February 2020 Offering.

The following table summarizes the number of warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019	12,000,000	$0.50
Issued	5,042,017	0.53
Exercised	(121,000)	0.50
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at March 31, 2020	16,921,017	$0.51

The following table summarizes information about warrants outstanding at March 31, 2020:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

16,921,017	4.71	$0.51	$-

(10)	Commitments and Contingencies

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

On April 2, 2019, the Company filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  The Company answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and scheduled a five-day jury trial beginning on February 8, 2021. On February 11, 2020, the Company voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The parties are currently engaged in the fact discovery phase of the lawsuit.

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. The Company has insurance that covers claims of this nature. The retention amount payable by the Company under our policy is $1.25 million. The Company intends to vigorously defend itself and its current and former officers and directors against these allegations and has not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017, on January 23, 2018, on July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. The agreement was further amended on July 23, 2019 to extend the term of the agreement for an additional twelve months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements during the three months ended March 31, 2020 and 2019, respectively. Additionally, the Company did not receive any royalty payments from Spriaso during the three month periods ended March 31, 2020 and 2019, respectively. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(12)	Recent Accounting Pronouncements

Accounting Pronouncements Issued Not Yet Adopted\

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

(13)	Subsequent Events

On April 21, 2020, the Company was granted a loan (the “Loan”) from SVB in the aggregate amount of $233,537, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated April 21, 2020 issued by the Borrower, matures on April 21, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 21, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 13, 2020 as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 13, 2020. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

Additional pipeline candidates include LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU for the treatment of pre-cirrhotic non-alcoholic steatohepatitis (“NASH”), TLANDO XR, a next generation oral TRT product with the potential for once daily dosing which has completed Phase 2 testing, LPCN 1148, an oral prodrug of bioidentical testosterone for the treatment of NASH cirrhosis, and LPCN 1107, potentially the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, which has completed an End-of-Phase 2 meeting with the FDA.

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

We have incurred losses in most years since our inception. As of March 31, 2020, we had an accumulated deficit of $156.8 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $5.8 million for the three months ended March 31, 2020, compared to $3.2 million for the three months ended March 31, 2019. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	conduct any other pre or post-approval clinical studies required in support of TLANDO;

•	conduct further development of our other product candidates, including LPCN 1144;

•	continue our research efforts;

•	research new products or new uses for our existing products;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations, including on-going litigation.

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

Our Product Candidates

Our current portfolio includes our most advanced product candidate, TLANDO, an oral testosterone replacement therapy product candidate, which received a CRL on November 8, 2019. Additionally, we are in the process of establishing our pipeline of other clinical candidates including an oral androgen therapy for the treatment of pre-cirrhotic NASH, LPCN 1144, a next-generation potential once daily oral testosterone replacement therapy, TLANDO XR, an androgen therapy for the treatment of NASH cirrhosis, LPCN 1148, and an oral therapy for the prevention of preterm birth, LPCN 1107.

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

In the DV study SS Cmax per dose analysis, the percentage of subjects with Cmax less than 1500 ng/dL and between 1800 ng/dL and 2500 ng/dL were 85% and 7%, respectively. Deviations from the predetermined limits in the DV study were observed in the Cmax per day dose analysis for these thresholds. As such, this efficacy trial did not meet the three Cmax per day secondary endpoints. Only one subject, who was a major protocol violator, exceeded the 2500 ng/dL limit independent of per dose or per day dose analyses.

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

TLANDO safety highlights include:

·	TLANDO was well tolerated during 52 weeks of dosing;

·	Overall AE profile for TLANDO was comparable to the active control;

·	Cardiac AE profiles were consistent between treatment groups and none of the observed cardiac AEs occurred in greater than 1.0% of the subjects in the TLANDO arm and none were classified as severe; and

·	All observed adverse drug reactions (“ADRs”) were classified as mild or moderate in severity and no serious ADRs occurred during the 52-week treatment period.

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

Recent Competition Update

On March 27, 2019, Clarus Therapeutics, Inc.’s (“Clarus”) product JATENZO®, an oral testosterone undecanoate product, was approved by the FDA and also received three years of data exclusivity. It is unclear how Jatenzo’s three years of data exclusivity will impact the potential full approvability of TLANDO. The potential exists that, as a result of Clarus’ data exclusivity, the approval of TLANDO by the FDA, if received, could be delayed until March 27, 2022. On February 10, 2020, Clarus announced that JATENZO® has been launched and is commercially available. Additionally on October 2, 2019, Clarus filed a Citizens Petition with the FDA requesting the FDA establish clear, written guidance regarding the safety and efficacy standards required for oral testosterone drugs. The Citizens Petition also requested that the FDA not approve any oral testosterone drugs until the written guidance is provided by the FDA. On February 27, 2020, the FDA denied Clarus’ Citizen Petition.

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

We have also investigated the pharmacological effect of LPCN 1144 in a validated, non-genomic, multiple arm, 12-week high fat diet (“HFD”)-induced, rabbit animal model of NASH and hepatic fibrosis. NASH, induced by the HFD, lowered circulating T and free T levels. The results from this pre-clinical model demonstrate that LPCN 1144 treatment restores circulating T and free T levels. Additionally, the histological and biomarker results suggest LPCN 1144 decreases liver inflammation, ballooning, fibrosis, and visceral fat that were all increased due to the HFD, while normalizing insulin sensitivity, prostate and seminal vesicle weight.

Additionally, we have initiated the LiFT (“Liver Fat intervention with oral Testosterone”) Phase 2 clinical study, a paired-biopsy study in confirmed pre-cirrhotic NASH subjects with the first subject being dosed in the third quarter of 2019. The formulations being studied in the Phase 2 clinical trial are differentiated from TLANDO. The LiFT Phase 2 clinical study is a prospective, multi-center, randomized, double-blind, placebo-controlled multiple-arm study in biopsy-confirmed hypogonadal or eugonadal male NASH subjects with grade F2/F3 fibrosis and a NAFLD Activity Score (“NAS”) ≥ 4 with a 36-week treatment period. The LiFT clinical study is designed to enroll between 60 and 75 biopsy confirmed NASH male subjects, randomized into one of three arms (two test arms and one placebo arm) with a 1:1:1 randomization ratio. We currently expect top-line liver fat reduction data in the fourth quarter of 2020 as measured by MRI-PDFF at 12 weeks, followed by 36-week biopsy data which is expected by the second quarter of 2021. The projected timing of primary endpoint results as well as biopsy data is subject to potential delays as a result of on-going COVID-19 quarantine measures.

TLANDO XR: A Next-Generation Long-Acting Oral Product Candidate for TRT

TLANDO XR is a next-generation, novel ester prodrug of testosterone which uses the Lip’ral technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of TLANDO XR along with safety and tolerability of TLANDO XR and its metabolites following oral administration of single and multiple doses in hypogonadal men. The Phase 2b clinical trial was a randomized, open label, two-period, multi-dose PK study that enrolled hypogonadal males into five treatment groups. Each of the 12 subjects in a group received treatment for 14 days. Results of the Phase 2b study suggest that the primary objectives were met, including identifying the dose expected to be tested in a Phase 3 study. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, TLANDO XR was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study.

Additionally in October 2014, we completed a Phase 2a proof-of-concept study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with TLANDO XR in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28-day dosing period on multi-dose exposure. Overall, TLANDO XR was well tolerated with no serious AE’s reported.

We have also completed a preclinical toxicology study with TLANDO XR in dogs.

In February 2018 we had a meeting with the FDA to discuss these pre-clinical results and to discuss the Phase 3 clinical study and path forward for TLANDO XR. Based on the results of the FDA meeting and additional pre-clinical trials conducted after the FDA meeting, we are designing a Phase 3 protocol for TLANDO XR and will solicit FDA feedback once the protocol is complete. Additionally, the FDA previously requested that a food effect study be completed, and that ABPM be included as part of the Phase 3 clinical study. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2020 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 3 study with TLANDO XR to occur in 2020 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing TLANDO XR to a third party, although no licensing agreement has been entered into by the Company

LPCN 1148: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH in Cirrhotic patients

NASH cirrhosis is an end stage NAFLD for which there is no FDA approved drug treatment. Liver cirrhosis is estimated to affect in excess of 600,000 Americans, with men affected at twice the rate of women, and results in approximately 45,000 deaths every year. Due to a lack of available organs, only a third of waitlisted patients are getting liver transplants, and patient that do receive a transplant are increasingly being described as frail. Low testosterone affects up to 90% of cirrhotic men, and is a predictor of mortality and increased adverse events including ascites, hepatic encephalopathy, and clinically significant portal hypertension.

We are currently formulating plans to conduct a proof-of-concept study in male cirrhotic subjects through consultations with the FDA and key opinion leaders to evaluate the therapeutic potential of LPCN 1148 for the treatment of cirrhotic subjects. On May 5, 2020 the FDA accepted our Investigational New Drug application ("IND") to initiate a Phase 2 proof-of-concept study to evaluate the therapeutic potential of LPCN 1148 for the treatment of liver cirrhosis in adult male cirrhotic patients. The planned Phase 2 clinical study is a prospective, multi-center, randomized, placebo-controlled 52-week study in male cirrhotic patients that are on the liver transplant list. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2020 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 2 study with LPCN 1148 in 2020 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing LPCN 1148 to a third party, although no licensing agreement has been entered into by the Company

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting and subsequent guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. During the meetings, the FDA agreed to a randomized, open-label, two-arm clinical study to include a LPCN 1107 arm and a comparator IM arm with treatment up to 23 weeks. The FDA also provided preliminary feedback on other critical Phase 3 study design considerations including: positive feedback on the proposed 800 mg BID Phase 3 dose and dosing regimen; confirmation of the use of a surrogate primary endpoint focusing on rate of delivery less than 37 weeks gestation rather than on clinical infant outcomes; acknowledgment that the use of a gestational age endpoint would likely lead to any FDA approval, if granted, being a Subpart H approval; and, recommendation of a non-inferiority (“NI”) study margin of 7% with interim analyses. A standard statistical design for an NI study based on the FDA feedback of 7% for the primary endpoint may require approximately 1,100 subjects per treatment arm with a 90% power. However, based on the FDA’s suggestion of including an interim analysis in the NI design, an adaptive study design is under consideration that may allow for fewer subjects. We submitted the initial LPCN 1107 Phase 3 protocol to the FDA via an SPA in June 2017 and have received multiple rounds of FDA’s feedback. However, agreement with the FDA on the Phase 3 protocol via SPA has not occurred as we are waiting for minutes from the FDA’s Advisory Committee meeting for AMAG Pharmaceuticals’ Makena which was held on October 29, 2019. Final agreement with the FDA on the Phase 3 protocol, if reached, may or may not confirm the FDA’s preliminary feedback on the Phase 3 design. Additionally, a Phase 3 study will not occur until the results from a planned food-effect study with LPCN 1107 are reviewed by the FDA, though manufacturing scale-up work for LPCN 1107 has been completed.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through March 31, 2020, we have generated $28.1 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $114 million in research and development expenses through March 31, 2020.

As a result of the CRL we received from the FDA on TLANDO’s NDA, we are uncertain as to whether we will incur additional research and developments costs for TLANDO. On January 16, 2020, we met with the FDA in a Post Action Meeting to review our CRL, and based on these discussions, we do not expect to conduct any additional clinical trials with TLANDO for TRT However, any further expenditures, if needed, are subject to numerous uncertainties regarding timing and cost to completion.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1107 or other product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the preclinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities.

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2020	2019
External service provider costs:
TLANDO	$84,932	$1,307,210
LPCN 1144	1,729,553	44,869
TLANDO XR	70,408	20,251
LPCN 1107	1,000	13,324
Total external service provider costs	1,885,893	1,385,654
Internal personnel costs	492,372	435,884
Other research and development costs	133,489	128,283
Total research and development	$2,511,754	$1,949,821

We expect research and development expenses to increase in the future as we conduct future clinical studies, including the LiFT Phase 2 clinical study with LPCN 1144 and as we manufacture commercial supplies of TLANDO pre-approval, and when and if we conduct Phase 2 clinical studies with LPCN 1148 and Phase 3 clinical studies with TLANDO XR and LPCN 1107. However, if we are unable to raise additional capital, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Variance
Research and development expenses	$2,511,754	$1,949,821	$561,933
General and administrative expenses	2,085,261	1,175,927	909,334
Other expense, net	73,407	98,524	(25,117)
Unrealized loss on warrant liability	1,100,029	-	1,100,029
Income tax expense	200	200	-

Research and Development Expenses

The increase in research and development expenses during the three months ended March 31, 2020 was primarily due to increased contract research organization and outside consulting and manufacturing costs for the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects of $1.7 million, a $50,000 increase in costs for TLANDO XR and a $56,000 increase in personnel expense. These increases were offset by a $1.2 million decrease in costs incurred in conjunction with TLANDO with the completion of the ABPM study and the filing of the NDA in the first half of 2019 and a $12,000 decrease in contract manufacturing costs for LPCN 1107.

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended March 31, 2020 was primarily due to a $1.0 million increase in legal costs associated with the lawsuit filed against Clarus for patent infringement in April 2019 in addition to costs associated with interference cases filed against Clarus, offset by a $59,000 decrease in personnel costs and a $26,000 decrease in administrative travel expenses.

Other Expense, Net

The decrease in other expense, net, during the three months ended March 31, 2020 was due to a $90,000 decrease in interest expense on our Loan and Security Agreement with SVB, as a result of lower principal balances and lower interest rates in 2020 compared to 2019, which was offset by a $65,000 decrease in interest income earned during the three months ended March 31, 2020 due to lower average balances of cash and lower interest rates, cash equivalents and marketable securities.

Unrealized Loss on Warrant Liability

We recorded a $1.1 million unrealized loss on warrant liability during the three months ended March 31, 2020 related to the change in the fair value of outstanding warrants issued in the November 2019 Offering. We did not record a similar change during the three months ended March 31, 2019 as there were no similar warrants outstanding during this period. The loss in 2020 was attributable to an increase in the stock price of our common stock from December 31, 2019 to March 31, 2020. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we evaluate our options related to TLANDO and as we advance clinical development of LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1107 and any other product candidate, including continued research efforts.

As of March 31, 2020, we had $15.6 million of unrestricted cash, cash equivalents and marketable investment securities compared to $14.1 million at December 31, 2019. Additionally, as of March 31, 2020 and December 31, 2019 we had $5.0 million of restricted cash, which is required to be maintained as cash collateral under the SVB Loan and Security Agreement until TLANDO is approved by the FDA.

On April 21, 2020, we entered into a loan (the “Loan”) from SVB in the aggregate amount of $233,537, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated April 21, 2020 issued by us, matures on April 21, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 21, 2020. The Note may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. We intend to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On February 27, 2020, we completed a registered direct offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended (“February 2020 Offering”). The gross proceeds from the February 2020 Offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses of $347,000. In the February 2020 Offering, the Company sold 10,084,034 Class A Units, with each Class A Unit consisting of one share of common stock and a one-half of one common warrant to purchase one share of common stock, at a price of $0.595 per Class A Unit. The common stock warrants were immediately exercisable at an exercise price of $0.53 per share, subject to adjustment, and expire on February 27, 2025. By their terms, however, the common stock warrants cannot be exercised at any time that the common stock warrant holder would beneficially own, after such exercise, more than 4.99% (or, at the election of the holder, 9.99%) of the shares of common stock then outstanding after giving effect to such exercise.

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

On January 5, 2018, we entered into the Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest is payable monthly. Additionally on April 1, 2020, we and SVB entered into a Deferral Agreement. Under the Deferral Agreement, principal repayments are deferred by six months and the we are only required to make monthly interest payments. The loan matures on June 1, 2022. Previously, we were only required to make monthly interest payments until December 31, 2018, following which we also made equal monthly payments of principal and interest until the signing of the Deferral Agreement. We will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). At our option, we may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge), subject to a prepayment charge if the loan has been outstanding for less than two years, which prepayment charge is determined based on the date the loan is prepaid. In connection with the Loan and Security Agreement, we granted to SVB a security interest in substantially all of our assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, as TLANDO was not approved by the FDA by May 31, 2018, we are required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. While any amounts are outstanding under the Loan and Security Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including its cash. These events of default include, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, and one or more judgments against us in an amount greater than $100,000 individually or in the aggregate.

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

The shares of our common stock sold under the Sales Agreement are sold and issued pursuant to our Registration Statement on Form S-3 (File No. 333-220942) (the “Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. On April 10, 2020, we filed a prospectus supplement in which we disclosed that we are subject to the limitations of General Instruction I.B.6. of Form S-3 with the amount of shares of our common stock available for sale under the New Form S-3 limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period and further limited the future amount sold under the Sales Agreement to $5.0 million.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

As of March 31, 2020, we have sold 6,635,535 shares of our common stock resulting in net proceeds of approximately $19.3 million under the Sales Agreement which is net of $716,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least February 15, 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least February 15, 2021, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after February 15, 2021, to support our operations, on-going clinical study for LPCN 1144, ongoing intellectual property litigation with Clarus and compliance with regulatory requirements. If the Company is unsuccessful in raising additional capital its ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies or intellectual property litigation.

We can raise capital pursuant to the Sales Agreement in the ATM Offering when not restricted due to the terms of a previous financing but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

•	further clinical development requirements or other requirements of the FDA related to approval of TLANDO;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities for all of our product candidates, including LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107;

•	the scope of clinical and other work required to obtain approval of TLANDO and our other product candidates;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(3,376,262)	$(3,002,879)
Cash provided by (used in) investing	3,902,221	(2,082,438)
Cash provided by financing activities	4,880,307	5,229,881

Net Cash Used in Operating Activities

During the three months ended March 31, 2020 and 2019, net cash used in operating activities was $3.4 million and $3.0 million, respectively.

Net cash used in operating activities during the three months March 31, 2020 and 2019 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2020, we were performing activities related to the LiFT Phase 2 paired biopsy clinical study for LPCN 1144 and the submission of the TLANDO NDA. During 2019, we were performing activities related to the ABPM study for TLANDO and the POC liver imaging study for LPCN 1144.

Net Cash Provided by Investing Activities

During the three months ended March 31, 2020 net cash provided by investing activities was $3.9 million compared to net cash used in investing activities of $2.1 million during the three months ended March 31, 2019.

Net cash provided by investing activities during the three months ended March 31, 2020 was primarily the result of utilizing marketable investment securities, net, of $3.9 million to fund operations. Net cash used in investing activities during the three months ended March 31, 2019 was primarily the result of purchasing $2.1 million in marketable investment securities, net. There were no capital expenditures for the three months ended March 31, 2020 and 2019.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2020 and 2019 net cash provided by financing activities was $4.9 million and $5.2 million, respectively.

Net cash provided by financing activities during the three months ended March 31, 2020 was primarily attributable to the net proceeds from the sale of 10,084,034 shares of common stock pursuant to February 2020 Offering resulting in net proceeds of $5.7 million offset by $833,000 in debt principal repayments under the SVB Loan and Security Agreement.

Net cash provided by financing activities during the three months ended March 31, 2019 was attributable to net proceeds from the sale of 2,843,467 shares of common stock pursuant to the ATM Offering resulting in net proceeds of $6.1 million offset by $833,000 in debt principal repayments under the SVB Loan and Security Agreement.

Contractual Commitments and Contingencies

Long-Term Debt Obligations and Interest on Debt

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate plus one percent per annum, which interest is payable monthly. The loan matures on June 1, 2022 and the Company is required to make equal monthly payments of principal and interest for the remaining term of the loan beginning in November 1, 2020. The Company will also be required to pay an additional final payment equal to $650,000 (the “Final Payment Charge”) at maturity.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 13, 2020.

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

Additionally in January 2018, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $73,000 increase in interest expense, while a one percent decrease in the prime rate would result in a $89,000 decrease in interest expense.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls were effective as of March 31, 2020.

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

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of our current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of our dissemination of purportedly false and misleading statements relating to the filing of the New Drug Application (“NDA”) for TLANDO. The relief sought in the complaint includes unspecified damages, changes to our corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  On August 16, 2019, defendants filed a motion to dismiss the complaint. Plaintiff’s response to the motion to dismiss was due on October 18, 2019; however rather than file an opposition brief, plaintiffs filed an amended stockholder derivative complaint. Defendants’ motion to dismiss the amended complaint was filed on December 12, 2019; plaintiff’s response was filed on January 27, 2020 and defendants’ reply was filed on February 26, 2020. We intend to vigorously defend ourselves and our current and former officers and directors against these allegations and have not recorded a liability related to this derivative complaint as the outcome is not probable nor can an estimate be made of loss, if any.

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and scheduled a five-day jury trial beginning on February 8, 2021. On February 11, 2020, we voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The parties are currently engaged in the fact discovery phase of the lawsuit.

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We have insurance that covers claims of this nature. The retention amount payable by us under our policy is $1.25 million. We intend to vigorously defend ourselves and our current and former officers and directors against these allegations and have not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020 and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020:

Risks Relating to Our Business and Industry

The timelines of our clinical trials may be impacted by numerous factors and any delays may adversely affect our ability to execute our current business strategy.

Our expectations regarding the success of our product candidates, including our clinical candidates and lead compounds, and our business are based on projections which may not be realized for many scientific, business or other reasons, including the effects of the COVID-19 pandemic and responses thereto. We therefore cannot assure investors that we will be able to adhere to our current schedule. We set goals that forecast the accomplishment of objectives material to our success: selecting clinical candidates, product candidates, failures in research, the inability to identify or advance lead compounds, identifying target patient groups or clinical candidates, the timing and completion of clinical trials, and anticipated regulatory approval. The actual timing of these events can vary dramatically due to factors such as slow enrollment of subjects in studies, uncertainties in scale-up, manufacturing and formulation of our compounds, failures in research, the inability to identify clinical candidates, failures in our clinical trials, requirements for additional clinical trials and uncertainties inherent in the regulatory approval process and regulatory submissions. Decisions by our partners or collaborators may also affect our timelines and delays in achieving manufacturing capacity and marketing infrastructure sufficient to commercialize our products. The length of time necessary to complete clinical trials and to submit an application for marketing approval by applicable regulatory authorities may also vary significantly based on the type, complexity and novelty of the product candidate involved, as well as other factors.

We may have to dedicate resources to the defense and resolution of litigation.

Securities legislation in the United States makes it relatively easy for stockholders to sue. This can lead to frivolous law suits which take substantial time, money, resources and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. Biotechnology and pharmaceutical companies, including the Company, have experienced significant stock price volatility in recent years, increasing the risk of such litigation. As we defend the class action lawsuits or future patent infringement actions should they be filed, or if we are required to defend additional actions brought by other shareholders, we may be required to pay substantial litigation costs and managerial attention and financial resources may be diverted from business operations even if the outcome is in our favor. In addition, while our insurance carrier may cover the costs of settling claims, the Company’s capital resources are critical to its continued operations, and the payment of litigation settlements and associated legal fees diverts these capital resources away from our operations, even if such amounts do not have a material impact on our financial statements.

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the our current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of our dissemination of purportedly false and misleading statements relating to the filing of the NDA for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to our corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  On August 16, 2019, defendants filed a motion to dismiss the complaint. Plaintiff’s response to the motion to dismiss was due on October 18, 2019; however rather than file an opposition brief, plaintiffs filed an amended stockholder derivative complaint. Defendants’ motion to dismiss the amended complaint was filed on December 12, 2019; plaintiff’s response was filed on January 27, 2020 and defendants’ reply was filed on February 26, 2020.

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

The ongoing outbreak of coronavirus around the world could adversely impact our business and operating results.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to multiple countries, including the United States and all of the primary markets where we conduct business. On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States and Europe for a 30-day period. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Almost all U.S. states and many local jurisdictions have issued, and others in the future may issue, "shelter-in-place" orders, quarantines, executive orders and similar government orders, restrictions and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as record declines in stock prices, among other effects.

The duration and extent of COVID-19's impact on our business may be difficult to assess or predict. The widespread pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, which would negatively affect our liquidity. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our operations and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce could reduce the efficiency of our operations or prove insufficient. We may delay or reduce certain capital spending and certain projects until the travel and logistical impacts of COVID-19 are lifted, which will delay the completion of such projects.

In addition, the conduct of clinical trials and studies required to obtain regulatory approvals for our products have been and we expect may continue to be affected by the COVID-19 pandemic. As hospital resources are prioritized for the COVID-19 outbreak and quarantines impede patient movement or interrupt healthcare services, clinical studies may continue to be disrupted. If we are unable to successfully complete our clinical studies, our business and operating results will be harmed.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects have harmed our business, financial condition and results of operations in the near term and could have a continuing material impact on our operations, sales and ability to continue as a going concern.

We depend on M.W. Encap Ltd. for the supply of the TLANDO capsules and the loss of this supplier or any delays in the delivery of TLANDO by this supplier would significantly harm our business.1

We have entered into a Commercial Manufacturing Services and Supply Agreement with M.W. Encap Ltd. (“Encap”), a United Kingdom based contract manufacturer, a division of Capsugel Dosage Form Solutions, which was recently acquired by Lonza Group AG . Pursuant to the Agreement, Encap has agreed to manufacture and supply bulk commercial quantities of TLANDO. Encap is currently our sole contract manufacturer and is our sole supplier of TLANDO for our clinical trials on a worldwide basis. If Encap is unable to produce sufficient capsules in a timely manner, for whatever reason, to support demand for TLANDO if it becomes commercially available, our revenue and profitability would be materially and adversely harmed. Also, we may not be able to engage an alternative supplier to meet our needs.

Reliance on a third-party manufacturer involves risks, such as capacity and capabilities of the manufacturer to deliver products in a timely manner and in sufficient quantities, to which we would not be subject if we manufactured TLANDO ourselves. We also face risks related to reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. The FDA and other regulatory authorities require that TLANDO be manufactured according to cGMP. Any failure by any third-party manufacturers to comply with cGMP could be the basis for action by the FDA to withdraw approvals previously granted to us and for other regulatory action against us.

1 NTD: We added the highlighted text to this risk factor, based on the disclosure committee discussions.

Risks Related to Ownership of Our Common Stock

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

We account for the warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At March 31, 2020, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $5.7 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of March 31, 2020, our executive officers and directors beneficially owned approximately 7.2% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

Currently, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the first quarter of 2020 was approximately 1.6 million shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

On January 5, 2018, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB lent us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate plus one percent per annum, which interest is payable monthly. The loan matures on June 1, 2022. In addition, as TLANDO was not approved by the FDA by May 31, 2018, we are required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. The Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, transactions with affiliates, disposing of property, business combinations or acquisitions, paying dividends and making other distributions or payments on our capital stock, subject to limited exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. In addition, the Loan Agreement includes covenants requiring, among other things, that we provide financial statements, comply with all laws, pay all taxes and maintain insurance. If we are not able to comply with these covenants, the loan under the Loan Agreement could become immediately due and payable and would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

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

For example, On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019.   The Court held a scheduling conference on August 15, 2019 setting a claim construction hearing on February 11, 2020 and a five-day jury trial beginning on February 8, 2021. On February 11, 2020, we also voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The parties are currently engaged in the fact discovery phase of the lawsuit.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.1	Form of Warrant	8-K	001-36357	4.1	2/26/2020

10.1	Securities Purchase Agreement	8-K	001-36357	10.2	2/26/2020

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Lipocine Inc.
(Registrant)

Dated: May 7, 2020	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2020	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

