Form 10-Q
period 2020-06-30
Lipocine Inc.
filed 2020-08-06
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2020

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

Outstanding Shares

As of August 4, 2020, the registrant had 65,582,650 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

ITEM  1.      FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$13,837,818	$9,728,523
Restricted cash	5,000,000	5,000,000
Marketable investment securities	4,466,541	4,340,041
Accrued interest income	7,919	16,522
Prepaid and other current assets	147,308	545,887
Total current assets	23,459,586	19,630,973

Property and equipment, net of accumulated depreciation of $1,141,741 and $1,140,143, respectively	1,956	3,554
Other assets	23,753	23,753
Total assets	$23,485,295	$19,658,280

Liabilities and Stockholders' Equity.
Current liabilities:
Accounts payable	$906,826	$1,182,241
Accrued expenses	993,258	449,303
Debt - current portion	2,331,710	3,333,333
Total current liabilities	4,231,794	4,964,877

Debt - non-current portion	4,002,221	3,814,407
Warrant liability	2,166,312	4,591,200
Total liabilities	10,400,327	13,370,484

Commitments and contingencies (notes 5, 7, 8 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 61,383,016 and 37,655,175 issued and 61,377,306 and 37,649,465 outstanding	6,138	3,766
Additional paid-in capital	176,327,120	157,391,969
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(104)	(38)
Accumulated deficit	(163,207,474)	(151,067,189)
Total stockholders' equity	13,084,968	6,287,796

Total liabilities and stockholders' equity	$23,485,295	$19,658,280

See accompanying notes to unaudited condensed consolidated financial statements

3

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,268,984	$1,964,146	$4,780,739	$3,913,966
General and administrative	1,953,535	1,386,457	4,038,795	2,562,385
Total operating expenses	4,222,519	3,350,603	8,819,534	6,476,351
Operating loss	(4,222,519)	(3,350,603)	(8,819,534)	(6,476,351)

Other income (expense):
Interest and investment income	7,177	124,581	67,115	249,846
Interest expense	(87,847)	(204,575)	(221,192)	(428,364)
Loss on warrant liability	(2,066,445)	-	(3,166,474)	-
Total other expense, net	(2,147,115)	(79,994)	(3,320,551)	(178,518)
Loss before income tax expense	(6,369,634)	(3,430,597)	(12,140,085)	(6,654,869)

Income tax expense	-	-	(200)	(200)

Net loss	$(6,369,634)	$(3,430,597)	$(12,140,285)	$(6,655,069)

Basic loss per share attributable to common stock	$(0.13)	$(0.14)	$(0.27)	$(0.28)
Weighted average common shares outstanding, basic	49,769,253	24,591,419	45,558,442	23,990,552

Diluted loss per share attributable to common stock	$(0.13)	$(0.14)	$(0.27)	$(0.28)
Weighted average common shares outstanding, diluted	49,769,253	24,591,419	45,558,442	23,990,552

Comprehensive loss:
Net loss	$(6,369,634)	$(3,430,597)	$(12,140,285)	$(6,655,069)
Net unrealized gain (loss) on available-for-sale securities	(104)	1,528	(66)	3,880
Comprehensive loss	$(6,369,738)	$(3,429,069)	$(12,140,351)	$(6,651,189)

See accompanying notes to unaudited condensed consolidated financial statements

4

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at March 31, 2019	24,574,953	$2,458	5,710	$(40,712)	$153,872,876	$1,389	$(141,284,317)	$12,551,694

Net loss	-	-	-	-	-	-	(3,430,597)	(3,430,597)

Unrealized net gain on marketable investment securities	-	-	-	-	-	1,528	-	1,528

Stock-based compensation	-	-	-	-	446,350	-	-	446,350

Common stock sold through ATM offering	149,037	15	-	-	281,216	-	-	281,231

Balances at June 30, 2019	24,723,990	$2,473	5,710	$(40,712)	$154,600,442	$2,917	$(144,714,914)	$9,850,206

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity

Balances at December 31, 2018	21,731,486	$2,174	5,710	$(40,712)	$147,533,019	$(963)	$(138,059,845)	$9,433,673

Net loss	-	-	-	-	-	-	(6,655,069)	(6,655,069)

Unrealized net gain on marketable investment securities	-	-	-	-	-	3,880	-	3,880

Stock-based compensation	-	-	-	-	723,277	-	-	723,277

Common stock sold through ATM offering	2,992,504	299	-	-	6,344,146	-	-	6,344,445

Balances at June 30, 2019	24,723,990	$2,473	5,710	$(40,712)	$154,600,442	$2,917	$(144,714,914)	$9,850,206

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at March 31, 2020	47,854,499	$4,786	5,710	$(40,712)	$163,426,502	$-	$(156,837,840)	$6,552,736

Net loss	-	-	-	-	-	-	(6,369,634)	(6,369,634)

Unrealized net gain on marketable investment securities	-	-	-	-	-	(104)	-	(104)

Stock-based compensation	-	-	-	-	465,058	-	-	465,058

Vesting of restricted stock units	25,000	2			(2)			-

Common stock issued for warrant exercises	13,497,807	1,350	-	-	6,852,308	-	-	6,853,658

Settlement of warrant liability on warrant exercises	-	-	-	-	5,591,362	-	-	5,591,362

Costs associated with ATM offering	-	-	-	-	(8,108)	-	-	(8,108)

Balances at June 30, 2020	61,377,306	$6,138	5,710	$(40,712)	$176,327,120	$(104)	$(163,207,474)	$13,084,968

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2019	37,649,465	$3,766	5,710	$(40,712)	$157,391,969	$(38)	$(151,067,189)	$6,287,796

Net loss	-	-	-	-	-	-	(12,140,285)	(12,140,285)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(66)	-	(66)

Stock-based compensation	-	-	-	-	786,971	-	-	786,971

Vesting of restricted stock units	25,000	2	-	-	(2)	-	-	-

Common stock sold through equity offering	10,084,034	1,008	-	-	5,652,132	-	-	5,653,140

Common stock issued for warrant exercises	13,618,807	1,362	-	-	6,912,796	-	-	6,914,158

Settlement of warrant liability on warrant exercises	-	-	-	-	5,591,362	-	-	5,591,362

Costs associated with ATM offering	-	-	-	-	(8,108)	-	-	(8,108)

Balances at June 30, 2020	61,377,306	$6,138	5,710	$(40,712)	$176,327,120	$(104)	$(163,207,474)	$13,084,968

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:

Net loss	$(12,140,285)	$(6,655,069)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	1,598	7,722
Stock-based compensation expense	786,971	723,277
Non-cash interest expense	63,765	123,893
Non-cash loss on change in fair value of warrant liability	3,166,474	-
Amortization of discount on marketable investment securities	(9,755)	(105,788)

Changes in operating assets and liabilities:
Accrued interest income	8,603	22,903
Prepaid and other current assets	398,579	371,183
Accounts payable	(275,415)	(555,249)
Accrued expenses	543,955	506,321

Cash used in operating activities	(7,455,510)	(5,560,807)

Cash flows from investing activities:

Purchases of marketable investment securities	(4,466,811)	(12,530,190)
Maturities of marketable investment securities	4,350,000	9,000,000

Cash used in investing activities	(116,811)	(3,530,190)

Cash flows from financing activities:

Debt repayments	(1,111,111)	(1,666,668)
Proceeds from debt	233,537	-
Net proceeds from common stock offering	5,653,140	-
Net proceeds from sale of common stock through (costs associated with) ATM	(8,108)	6,344,445
Net proceeds from exercise of warrants	6,914,158	-

Cash provided by financing activities	11,681,616	4,677,777

Net increase (decrease) in cash, cash equivalents, and restricted cash	4,109,295	(4,413,220)

Cash, cash equivalents, and restricted cash at beginning of period	14,728,523	13,077,539

Cash, cash equivalents, and restricted cash at end of period	$18,837,818	$8,664,319

Supplemental disclosure of cash flow information:
Interest paid	$156,979	$304,471
Income taxes paid	200	200

Supplemental disclosure of non-cash investing and financing activity:
Settlement of warrant liability on warrant exercises	5,591,362	-
Net unrealized gain (loss) on available-for-sale securities	$(66)	$3,880
Accrued final payment charge on debt	63,765	123,893
Other accrued interest	448	-

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2020.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least September 30, 2021 which includes an on-going clinical study for LPCN 1144, compliance with regulatory requirements, including the Company’s NDA submission for TLANDO™, and on-going litigation activities. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects if additional activities are performed by the company including pre-commercial and commercial activities for TLANDO and new clinical studies for LPCN 1144, TLANDO XR and LPCN 1148 .While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least September 30, 2021, the Company will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, before or after September 30, 2021, to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1144, TLANDO XR and LPCN 1148. Conversely, the Company’s capital resources could last longer if it reduces expenses, reduces the number of activities currently contemplated under our operating plan, if it terminates, modifies the design or suspends on-going clinical studies, or if it terminates or settles any on-going litigation activities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic loss per share attributable to common stock:
Numerator
Net loss	$(6,369,634)	$(3,430,597)	$(12,140,285)	$(6,655,069)

Denominator
Weighted avg. common shares outstanding	49,769,253	24,591,419	45,558,442	23,990,552

Basic loss per share attributable to common stock	$(0.13)	$(0.14)	$(0.27)	$(0.28)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(6,369,634)	$(3,430,597)	$(12,140,285)	$(6,655,069)
Denominator
Weighted avg. common shares outstanding	49,769,253	24,591,419	45,558,442	23,990,552

Diluted loss per share attributable to common stock	$(0.13)	$(0.14)	$(0.27)	$(0.28)

The computation of diluted loss per share for the six months ended June 30, 2020 and 2019 does not include the following stock options and unvested restricted stock units to purchase shares in the computation of diluted loss per share because these instruments were antidilutive:

	June 30,
	2020	2019
Stock options	3,012,041	2,369,751
Unvested restricted stock units	605,682	678,687
Warrants	3,423,210	-

(3) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2020 and December 31, 2019 were as follows:

June 30, 2020	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
Government treasury bills	$1,998,540	$100	$-	$1,998,640
Corporate bonds, notes and commercial paper	2,468,105	-	(204)	2,467,901

	$4,466,645	$100	$(204)	$4,466,541

December 31, 2019	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
Corporate bonds, notes and commercial paper	4,340,079	-	(38)	4,340,041
	$4,340,079	$-	$(38)	$4,340,041

Maturities of debt securities classified as available-for-sale securities at June 30, 2020 are as follows:

June 30, 2020	Amortized Cost	Aggregate fair value
Due within one year	$4,466,645	$4,466,541
	$4,466,645	$4,466,541

There were no sales of marketable investment securities during the three and six months ended June 30, 2020 and 2019 and therefore no realized gains or losses. Additionally, there were no marketable investment securities that matured during the three months ended June 30, 2020 and $4.3 million of marketable investment securities matured during the three months ended June 30, 2019, respectively, and $4.3 million and $9.0 million of marketable investment securities matured during the six months ended June 30, 2020 and 2019, respectively. The Company determined there were no other-than-temporary impairments for the three and six months ended June 30, 2020 and 2019.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

		Fair value measurements at reporting date using
	June 30, 2020	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents - money market funds and commercial paper	$13,053,935	$12,653,651	$400,284	$-

Government treasury bills	1,998,640	1,998,640	-	-

Corporate bonds, notes and commercial paper	2,467,901	-	2,467,901	-
	$17,520,476	$14,652,291	$2,868,185	$-
Liabilities:
Warrant liability	$2,166,312	-	-	2,166,312
	$19,686,788	$14,652,291	$2,868,185	$2,166,312

		Fair value measurements at reporting date using
	December 31, 2019	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents - money market funds and commercial paper	$8,921,249	$6,575,862	$2,345,387	$-

Corporate bonds, notes and commercial paper	4,340,041	-	4,340,041	-
	$13,261,290	$6,575,862	$6,685,428	$-

Liabilities:
Warrant liability	$4,591,200	-	-	4,591,200
	$17,852,490	$6,575,862	$6,685,428	$4,591,200

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of June 30, 2020, include (i) volatility of 140.22%, (ii) risk free interest rate of 0.29%, (iii) strike price of $0.50, (iv) fair value of common stock of $1.26, and (v) expected life of 4.38 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2019, include (i) volatility of 225.93%, (ii) risk free interest rate of 1.69%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.385, and (v) expected life of 4.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2 or Level 3 for the three and six months ended June 30, 2020.

(5)	Loan and Security Agreements

Silicon Valley Bank Loan

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (4.25% as of June 30, 2020), which interest is payable monthly. Additionally on April 1, 2020, the Company and SVB entered into a Deferral Agreement. Under the Deferral Agreement, principal repayments are deferred by six months and the Company is only required to make monthly interest payments. The loan matures on June 1, 2022. Previously, the Company only made monthly interest payments until December 31, 2018, following which the Company also made equal monthly payments of principal and interest until the signing of the Deferral Agreement. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and to date approximately $545,000 has been recognized as an increase to the principal balance with a corresponding charge to interest expense with the remaining final payment charge to be recognized over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge).

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

Future maturities of principal payments on the Loan and Security Agreement at June 30, 2020, are as follows:

Years Ending December 31,	Amount (in thousands)
2020	$556
2021	3,333
2022	1,667
Thereafter	—
$5,556

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

June 30, 2020
Cash and cash equivalents	$13,837,818
Restricted cash	5,000,000
Cash, cash equivalents, and restricted
cash shown in the statement of cash flows	$18,837,818

Amounts included in restricted cash represent those required to be set aside by the Loan and Security Agreement. The restriction will lapse if and when TLANDO is approved by the FDA.

Payroll Protection Program Loan

On April 21, 2020, the Company was granted a loan from SVB in the aggregate amount of $233,537, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The PPP loan, which was in the form of a note dated April 21, 2020 issued by SVB, matures on April 21, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 21, 2020 (“Note”). The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire PPP loan amount for qualifying expenses. Under the terms of the PPP loan, certain amounts of the PPD loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

Future maturities of principal payments on the PPP Loan at June 30, 2020, are as follows:

Years Ending December 31,	Amount (in thousands)
2020	$27
2021	165
2022	42
Thereafter	—
$234

Other

Effective June 15, 2020, the Company began deferring Federal Insurance Contributions Act (“FICA”) taxes under the CARES Act Section 2302. Payment of these tax deferrals are delayed to December 31, 2021 and December 31, 2022.

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At June 30, 2020 and December 31, 2019, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three and six months ended June 30, 2020 and 2019.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $1.2 million and $1.4 million, respectively, for the three months ended June 30, 2020 and 2019 and $2.9 million and $2.8 million, respectively, for the six months ended June 30, 2020 and 2019 under these agreements and has recorded these expenses in research and development expenses.

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

Future minimum lease payments under non-cancelable operating leases as of June 30, 2020 are:

Operating
leases
Year ending December 31:
2020	$165,191
2021	55,064

Total minimum lease payments	$220,255

The Company’s rent expense was $83,000 for each of the three-month periods ended June 30, 2020 and 2019 and was $165,000 and $164,000, respectively, for the six months ended June 30, 2020 and 2019.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

On February 27, 2020, the Company completed a registered direct offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended (“February 2020 Offering”). The gross proceeds from the February 2020 Offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses of approximately $347,000. In the February 2020 Offering, the Company sold 10,084,034 Class A Units at an offering price of $0.595 per unit, with each Class A Unit consisting of one share of its common stock and one-half of a common warrant to purchase one share of common stock at an exercise price of $0.53 per share of common stock. Additionally, the common stock warrants were immediately exercisable and expire on February 27, 2025. By their terms, however, the common stock warrants cannot be exercised at any time that the common stock warrant holder would beneficially own, after such exercise, more than 4.99% (or, at the election of the holder, 9.99%) of the shares of common stock then outstanding after giving effect to such exercise.

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

As of June 30, 2020, we had sold an aggregate of 6,635,535 shares at a weighted-average sales price of $3.02 per share under the ATM for aggregate gross proceeds of $20.0 million and net proceeds of $19.3 million, after deducting sales agent commission and discounts and our other offering costs. During the three and six months ended June 30, 2020, the Company did not sell any shares under the ATM. During the three months ended June 30, 2019, the Company sold an aggregate of 149,037 shares at a weighted-average sales price of $1.95 per share under the ATM for aggregate gross proceeds of $290,000 and $281,000 in net proceeds. During the six months ended June 30, 2019, the Company sold an aggregate of 2,992,504 shares at a weighted-average sales price of $2.18 per share under the ATM for aggregate gross proceeds of $6.5 million and $6.3 million in net proceeds.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $465,000 and $446,000, respectively, for the three months ended June 30, 2020 and 2019 and amounted to $787,000 and $723,000, respectively, for the six months ended June 30, 2020 and 2019, and is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$199,777	$177,137	$334,441	$286,175
General and administrative	265,281	269,213	452,530	437,102

	$465,058	$446,350	$786,971	$723,277

The Company issued 113,000 stock options and 739,000 stock options, respectively, during the three and six months ended June 30, 2020 and issued 55,000 stock options during the three and six months ended June 30, 2019.

Key assumptions used in the determination of the fair value of stock options granted are as follows:

	2020		2019
Expected term	5.81	years	5.60	years
Risk-free interest rate	1.33%		1.90%
Expected dividend yield	—		—
Expected volatility	99.52%		79.13%

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

As of June 30, 2020, there was $556,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.68 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of June 30, 2020, there was $408,000 of total unrecognized compensation cost related to unvested restricted stock units that have either time-based or performance vesting.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares were authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 3,221,906 to 5,721,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 5,721,906 shares are authorized for issuance under the 2014 Plan, with 2,491,332 shares remaining available for grant as of June 30, 2020.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2019	2,310,485	$4.81
Options granted	739,000	0.54
Options exercised	-	-
Options forfeited	(37,444)	0.94
Options cancelled	-	-
Balance at June 30, 2020	3,012,041	3.81

Options exercisable at June 30, 2020	2,059,877	5.16

The following table summarizes information about stock options outstanding and exercisable at June 30, 2020:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value
3,012,041	6.40	$3.81	$511,610	2,059,877	5.05	$5.16	$1,083

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options exercised during the three and six months ended June 30, 2020 and 2019.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted stock units
Balance at December 31, 2019	661,307
Granted	-
Vested	(25,000)
Forfeited	(30,625)
Balance at June 30, 2020	605,682

(f)	Common Stock Warrants

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

As of June 30, 2020, the Company had 1,873,000 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on December 31, 2019 and June 30, 2020 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	June 30, 2020	December 31, 2019
Expected life in years	4.38	4.88
Risk-free interest rate	0.29%	1.69%
Dividend yield	—	—
Volatility	140.22%	225.93%
Stock price	$1.26	$0.39

During the three and six months ended June 30, 2020, the Company recorded a non-cash loss of $2.1 million and $3.2 million, respectively, from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2019	$4,591,200
Settlement of liabilty on warrant exercise	(5,591,362)
Change in fair value of common stock warrants	3,166,474
Balance at June 30, 2020	$2,166,312

Additionally, in the February 2020 Offering, the Company issued 5,024,017 common stock warrants. However, the February 2020 Offering warrants do not provide the warrant holder the option to receive an amount of cash equal to the Black-Scholes value of the warrants upon a fundamental transaction. Therefore, the Company has not recorded a warrant liability with respect to the warrants issued in the February 2020 Offering.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019	12,000,000	$0.50
Issued	5,042,017	0.53
Exercised	(13,618,807)	0.51
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at June 30, 2020	3,423,210	$0.51

During the three and six months ended June 30, 2020, 13,497,807, and 13,618,807, respectively, common stock warrants to purchase one share of our common stock were exercised resulting in proceeds of approximately $6.9 million in each of the three and six-month periods ending June 30, 2020.

The following table summarizes information about common stock warrants outstanding at June 30, 2020:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value
3,423,210	4.51	$0.51	$2,555,134

(10)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the Company’s current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination of purportedly false and misleading statements relating to the filing of the New Drug Application (“NDA”) for TLANDO. The relief sought in the complaint includes unspecified damages, changes to the Company’s corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  On August 16, 2019, defendants filed a motion to dismiss the complaint. In response, the plaintiff’s filed an amended stockholder derivative complaint. Defendants’ motion to dismiss the amended complaint was filed on December 12, 2019; plaintiff’s response was filed on January 27, 2020 and defendants’ reply was filed on February 26, 2020. Oral arguments on the motion to dismiss were held on July 28, 2020. On July 30, 2020, the court entered an order dismissing the complaint in its entirety.

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

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. The Company has insurance that covers claims of this nature. The retention amount payable by the Company under our policy is $1.25 million. The Company filed a motion to dismiss the class action lawsuit on July 24, 2020. Further, the Company intends to vigorously defend itself and its current and former officers and directors against these allegations and has not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017, on January 23, 2018, on July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. The agreement was further amended on July 23, 2019 and again on July 23, 2020 to extend the term of the agreement for an additional twelve months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements during the three and six months ended June 30, 2020 and 2019, respectively. Additionally, the Company did not receive any royalty payments from Spriaso during the three and six months ended June 30, 2020 and 2019, respectively. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

Subsequent to June 30, 2020, the Company has received an aggregate of approximately $688,000 in cash proceeds from the exercises of warrants to purchase 1,375,344 shares of the Company’s common stock.

Subsequent to June 30, 2020, the Company has sold an aggregate of 2,830,000 shares at a weighted-average sales price of $1.43 per share under the ATM for aggregate gross proceeds of $4.0 million.

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

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020 or Item 1A (Risk Factors) of this Form 10-Q or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 13, 2020. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

Additional pipeline candidates include LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU for the treatment of non-cirrhotic non-alcoholic steatohepatitis (“NASH”), TLANDO XR, a next generation oral TRT product with the potential for once daily dosing which has completed Phase 2 testing, LPCN 1148, an oral prodrug of bioidentical testosterone for the treatment of cirrhosis, and LPCN 1107, potentially the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, which has completed an End-of-Phase 2 meeting with the FDA.

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

We have incurred losses in most years since our inception. As of June 30, 2020, we had an accumulated deficit of $163 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $12.1 million for the six months ended June 30, 2020 and $6.7 million for the six months ended June 30, 2019. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs, including on-going litigation activities, associated with our operations.

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

Our Product Candidates

Our current portfolio includes our most advanced product candidate, TLANDO, an oral testosterone replacement therapy product candidate, which has a FDA PDUFA date of August 28, 2020 . Additionally, we are in the process of establishing our pipeline of other clinical candidates including an oral androgen therapy for the treatment of non-cirrhotic NASH, LPCN 1144, a next-generation potential once daily oral testosterone replacement therapy, TLANDO XR, an androgen therapy for the treatment of cirrhosis, LPCN 1148, and an oral therapy for the prevention of preterm birth, LPCN 1107.

Our Development Pipeline

TLANDO: An Oral Product Candidate for Testosterone Replacement Therapy

Our most advanced product, TLANDO, is an oral formulation of the chemical, TU, which is an eleven-carbon side chain attached to T. TU is an ester prodrug of T. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, T is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and recently TU has received regulatory approval in the United States for delivery via intra-muscular injection. We are using our proprietary technology to facilitate steady gastrointestinal solubilization and absorption of TU. Proof of concept was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott Products, Inc. ("Abbott"). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

NDA PDUFA Outcome

On November 8, 2019 we received a CRL from the FDA regarding our NDA filed in May 2019 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. The CRL identified one deficiency stating the efficacy trial did not meet the three Cmax secondary endpoints. The CRL does not identify any specific issues relating to CMC of TLANDO. We had a Post Action meeting with the FDA in January 2020 and discussed a potential path forward for the approval of TLANDO. Based on the Post Action meeting and written feedback, the FDA indicated our approach to addressing the deficiency through the reanalysis of existing data in accordance with FDA feedback appears to be a reasonable path forward. The FDA requested that the information generated by the reanalysis be submitted as part of an NDA resubmission with a six-month PDUFA clock. We resubmitted the NDA on February 28, 2020 and it has been assigned a PDUFA date of August 28, 2020. Previously, we have received two other CRL’s from the FDA on TLANDO NDA submissions. The first CRL was received on June 28, 2016 and the second CRL was received on May 8, 2018. We are exploring the possibility of licensing TLANDO to a third party should it receive approval, although no licensing agreement has been entered into by us yet. We are unable to estimate whether or when we will be able to out-license TLANDO, should it be approved. Additionally, the timing of the potential commercial launch of TLANDO should it receive approval, is uncertain. The timing of any commercial launch of TLANDO is contingent upon numerous factors including FDA approval, the availability of commercial launch supplies, the impact of COVID-19, our financial resources and our ability to license TLANDO to a third party or build out a commercial sales and marketing team/organization.

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

Subjects receiving treatment in the ABPM Study had the following baseline parameters:

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

In the DV study SS Cmax per dose analysis, the percentage of subjects with Cmax less than 1500 ng/dL and between 1800 ng/dL and 2500 ng/dL were 85% and 7%, respectively. Deviations from the predetermined limits in the DV study were observed in the Cmax per day dose analysis for these thresholds. As such, this efficacy trial did not meet the three Cmax per day secondary endpoints. Only one subject, who was a major protocol violator, exceeded the 2500 ng/dL limit independent of per dose or per day dose analyses. Through reanalysis of Cmax data in the DV study, we resubmitted the NDA to the FDA on February 28, 2020 and have a PDUFA date of August 28, 2020.

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

LPCN 1144: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH

We are currently evaluating LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU, for the treatment of non-cirrhotic NASH. NASH is a more advanced state of non-alcoholic fatty liver disease (“NAFLD”) and can progress to a cirrhotic liver and eventually hepatocellular carcinoma or liver cancer. Twenty to thirty percent of the U.S. population is estimated to suffer from NAFLD and fifteen to twenty percent of this group progress to NASH, which is a substantially large population that lacks effective therapy. Currently, there are no FDA approved treatments for NASH. Approximately 50% of NASH patients are in adult males and the number of NASH cases is projected to increase 63% from 16.5 million cases in 2015 to 27.0 million cases in 2030. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/NASH.

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

Additionally, we have initiated the LiFT (“Liver Fat intervention with oral Testosterone”) Phase 2 clinical study, a paired-biopsy study in confirmed pre-cirrhotic NASH subjects with the first subject being dosed in the third quarter of 2019. The formulations being studied in the Phase 2 clinical trial are differentiated from TLANDO. The LiFT Phase 2 clinical study is a prospective, multi-center, randomized, double-blind, placebo-controlled multiple-arm study in biopsy-confirmed hypogonadal or eugonadal male NASH subjects with grade F2/F3 fibrosis and a NAFLD Activity Score (“NAS”) ≥ 4 with a 36-week treatment period. The LiFT clinical study is designed to enroll between 60 and 75 biopsy confirmed NASH male subjects, randomized into one of three arms (two test arms and one placebo arm) with a 1:1:1 randomization ratio. We currently expect top-line liver fat reduction data by the end of 2020 as measured by MRI-PDFF at 12 weeks, followed by 36-week biopsy data which is expected by the end of the second quarter of 2021. Enrollment in the LiFT Phase 2 clinical study has been impacted by COVID-19 quarantine measures and may be further impacted which would result in delays to the projected timing of primary endpoint results as well as biopsy results. Further due to COVID-19, we are uncertain as to the actual number of subjects that will be enrolled in the clinical study and we believe that subject drop-out rates and the number of subjects that ultimately complete the clinical study could be negatively impacted by COVID-19.

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

In February 2018 we had a meeting with the FDA to discuss these pre-clinical results and to discuss the Phase 3 clinical study and path forward for TLANDO XR. Based on the results of the FDA meeting and additional pre-clinical trials conducted after the FDA meeting, we have designed a Phase 3 protocol for TLANDO XR and have solicited FDA feedback. Based on initial FDA feedback, we expect the Phase 3 clinical trial design to follow the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines and will include a three-month efficacy treatment period and a one-year safety component for up to 100 subjects. We continue to refine the Phase 3 protocol and plan to request FDA approval of the protocol once it is finalized. Additionally, the FDA previously requested that a food effect study be completed, and that ABPM be included as part of the Phase 3 clinical study. Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2020 on TLANDO and LPCN 1144. We do not anticipate the initiation of a Phase 3 study with TLANDO XR to occur in 2020 unless and until additional capital is secured or the product candidate is out-licensed. We are exploring the possibility of licensing TLANDO XR to a third party, although no licensing agreement has been entered into by the Company.

LPCN 1148: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of Cirrhosis

Cirrhosis is an end stage NAFLD for which there is no FDA approved drug treatment. Liver cirrhosis is estimated to affect in excess of 600,000 Americans, with men affected at twice the rate of women, and results in approximately 45,000 deaths every year. Due to a lack of available organs, only a third of waitlisted patients are getting liver transplants, and patients that do receive a transplant are increasingly being described as frail. Low testosterone affects up to 90% of cirrhotic men, and is a predictor of mortality and increased adverse events including ascites, hepatic encephalopathy, and clinically significant portal hypertension.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through June 30, 2020, we have generated $28.1 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $116 million in research and development expenses through June 30, 2020.

As a result of the CRL we received from the FDA on TLANDO’s NDA, we are uncertain as to whether we will incur additional research and developments costs for TLANDO. On January 16, 2020, we met with the FDA in a Post Action Meeting to review our CRL, and based on these discussions, we do not expect to conduct any additional clinical trials with TLANDO for TRT. However, any further expenditures, if needed, are subject to numerous uncertainties regarding timing and cost to completion.

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
External service provider costs:
TLANDO	$122,544	$849,372	$207,477	$2,156,582
LPCN 1144	1,330,886	366,066	3,060,439	410,935
TLANDO XR (LPCN 1111)	1,490	97,391	71,898	117,642
LPCN 1107	1,360	26,136	2,360	39,460
Total external service provider costs	1,456,280	1,338,965	3,342,174	2,724,619
Internal personnel costs	682,334	468,938	1,174,705	904,823
Other research and development costs	130,370	156,243	263,860	284,524
Total research and development	$2,268,984	$1,964,146	$4,780,739	$3,913,966

We expect research and development expenses to increase in the future as we complete on-going clinical studies, including the LiFT Phase 2 clinical study with LPCN 1144, as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with LPCN 1148 and Phase 3 clinical studies with TLANDO XR and LPCN 1107, and as we manufacture commercial supplies of TLANDO pre-approval. However, if we are unable to raise additional capital, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

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

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities, interest expense incurred on our outstanding Loan and Security Agreement and losses (gains) on our warrant liability.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Variance
Research and development expenses	$2,268,984	$1,964,146	304,838
General and administrative expenses	1,953,535	1,386,457	567,078
Interest and investment income	(7,177)	(124,581)	(117,404)
Interest expense	87,847	204,575	(116,728)
Loss on warrant liability	2,066,445	-	2,066,445

Research and Development Expenses

The increase in research and development expenses during the three months ended June 30, 2020 was primarily due to increased contract research organization and outside consulting and manufacturing costs related to the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects of $965,000, as well as a $213,000 increase in personnel expense. These increases were offset by a $727,000 decrease in costs incurred in conjunction with TLANDO with the completion of the ABPM study in the first half of 2019, a $96,000 decrease in costs for TLANDO XR, a $25,000 decrease in contract manufacturing costs for LPCN 1107 and a $25,000 decrease in other research and development expenses.

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended June 30, 2020 was primarily due to a $613,000 increase in legal costs associated with the following activities: lawsuit filed against Clarus Therapeutics Inc. for patent infringement in April 2019, interference cases filed against Clarus and the on-going class action lawsuit defense. In addition, there was a $48,000 increase in personnel costs, offset by a $41,000 decrease marketing expense, a $34,000 decrease in administrative travel expenses and a $19,000 decrease in other general and administrative expenses.

Interest and Investment Income

The decrease in interest and investment income during the three months ended June 30, 2020 was due to lower interest rates and lower average balances of marketable securities in 2020 compared to 2019.

Interest Expense

The decrease in interest expense during the three months ended June 30, 2020 was due to a decrease in interest expense on our Loan and Security Agreement with SVB, as a result of lower principal balances and lower interest rates in 2020 compared to 2019.

Loss on Warrant Liability

We recorded a $2.1 million loss on warrant liability during the three months ended June 30, 2020 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. We did not record a similar change during the three months ended June 30, 2019 as there were no similar warrants outstanding during this period. The loss in 2020 was mainly attributable to an increase in the value of both warrants exercised during the period and warrants outstanding as of June 30, 2020 as compared to March 31, 2020 due to an increase in our stock price. There were 10,006,000 common stock warrants exercised during the three months ended June 30, 2020. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate and the number of common stock warrants outstanding.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019	Variance
Research and development expenses	$4,780,739	$3,913,966	866,773
General and administrative expenses	4,038,795	2,562,385	1,476,410
Interest and investment income	(67,115)	(249,846)	(182,731)
Interest expense	221,192	428,364	(207,172)
Loss on warrant liability	3,166,474	-	3,166,474
Income tax expense	200	200	-

Research and Development Expenses

The increase in research and development expenses during the six months ended June 30, 2020 was primarily due to increased contract research organization and outside consulting and manufacturing costs related to the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects of $2.6 million and a $270,000 increase in personnel expense. These increases were offset by a $1.9 million decrease in costs incurred in conjunction with TLANDO with the completion of the ABPM study in the first half of 2019, a $46,000 decrease in costs for TLANDO XR, a $37,000 decrease in contract manufacturing costs for LPCN 1107 and a $20,000 decrease in other research and development expenses.

General and Administrative Expenses

The increase in general and administrative expenses during the six months ended June 30, 2020 was primarily due to a $1.7 million increase in legal costs associated with the with the following activities: lawsuit filed against Clarus for patent infringement in April 2019, interference cases filed against Clarus and the on-going class action lawsuit defense, offset by a $11,000 decrease in personnel costs, a $60,000 decrease in administrative travel expense, a $41,000 decrease in marketing expense and a $112,000 decrease in other administrative expenses.

Interest and Investment Income

The decrease in interest and investment income during the six months ended June 30, 2020 was due to lower average balances of marketable securities and lower interest rates in 2020 compared to 2019.

Interest Expense

The decrease in interest expense during the six months ended June 30, 2020 was due to a decrease in interest expense on our Loan and Security Agreement with SVB, as a result of lower principal balances and lower interest rates in 2020 compared to 2019.

Loss on Warrant Liability

We recorded a $3.2 million loss on warrant liability during the six months ended June 30, 2020 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. We did not record a similar change during the six months ended June 30, 2019 as there were no similar warrants outstanding during this period. The loss in 2020 was mainly attributable to an increase in the value of both warrants exercised during the period and warrants outstanding as of June 30, 2020 as compared to March 31, 2020 due to an increase in our stock price. There were 10,127,000 common stock warrants exercised during the three months ended June 30, 2020. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate and the number of common stock warrants outstanding.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we evaluate our options related to TLANDO should it receive approval and as we advance clinical development of LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1107 and any other product candidate, including continued research efforts.

As of June 30, 2020, we had $18.3 million of unrestricted cash, cash equivalents and marketable investment securities compared to $14.1 million at December 31, 2019. Additionally, as of June 30, 2020 and December 31, 2019 we had $5.0 million of restricted cash, which is required to be maintained as cash collateral under the SVB Loan and Security Agreement until TLANDO is approved by the FDA.

On April 21, 2020, we entered into a loan (the “Loan”) from Silicon Valley Bank (“SVB”) in the aggregate amount of $234,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a note dated April 21, 2020 issued by us, matures on April 21, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 21, 2020. The Loan may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. We intend to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On February 27, 2020, we completed a registered direct offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended (“February 2020 Offering”). The gross proceeds from the February 2020 Offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses of approximately $347,000. In the February 2020 Offering, the Company sold 10,084,034 Class A Units, with each Class A Unit consisting of one share of common stock and a one-half of one common warrant to purchase one share of common stock, at a price of $0.595 per Class A Unit. The common stock warrants were immediately exercisable at an exercise price of $0.53 per share, subject to adjustment, and expire on February 27, 2025. By their terms, however, the common stock warrants cannot be exercised at any time that the common stock warrant holder would beneficially own, after such exercise, more than 4.99% (or, at the election of the holder, 9.99%) of the shares of common stock then outstanding after giving effect to such exercise.

As of June 30, 2020, 3,491,807 common warrants to purchase one share of our common stock from the February 2020 Offering have been exercised resulting in proceeds of approximately $1.9 million.

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

As of June 30, 2020, 10,127,000 common warrants to purchase one share of our common stock from the November 2019 Offering have been exercised resulting in proceeds of approximately $5.1 million.

On January 5, 2018, we entered into the Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest is payable monthly. Additionally on April 1, 2020, we and SVB entered into a Deferral Agreement. Under the Deferral Agreement, principal repayments are deferred by six months and we are only required to make monthly interest payments during the deferral period. The loan matures on June 1, 2022. Previously, we were only required to make monthly interest payments until December 31, 2018, following which we also made equal monthly payments of principal and interest until the signing of the Deferral Agreement. We will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). At our option, we may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge). In connection with the Loan and Security Agreement, we granted to SVB a security interest in substantially all of our assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, as TLANDO was not approved by the FDA by May 31, 2018, we are required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. While any amounts are outstanding under the Loan and Security Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including its cash. These events of default include, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, and one or more judgments against us in an amount greater than $100,000 individually or in the aggregate.

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

As of June 30, 2020, we have sold 6,635,535 shares of our common stock resulting in net proceeds of approximately $19.3 million under the Sales Agreement which is net of $716,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least September 30, 2021 which includes an on-going clinical study for LPCN 1144, compliance with regulatory requirements, including the NDA submission for TLANDO, and on-going litigation activities. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including pre-commercial and commercial activities for TLANDO and new clinical studies for LPCN 1144, TLANDO XR and LPCN 1148. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least September 30, 2021, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after September 30, 2021, to support our operations. If we are unsuccessful in raising additional capital our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies or intellectual property litigation, or if we terminate or settle any on-going litigation activities.

We can raise capital pursuant to the Sales Agreement in the ATM when not restricted due to terms of previous financings but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

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

Funding may not be available to us on favorable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets, including sales of our common stock through the ATM. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, including the ATM, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. These arrangements may not be available to us or available on terms favorable to us. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences, warrants or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to reduce costs, delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

Sources and Uses of Cash

The following table provides a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(7,455,510)	$(5,560,807)
Cash used in investing activities	(116,811)	(3,530,190)
Cash provided by financing activities	11,681,616	4,677,777

Net Cash Used in Operating Activities

During the six months ended June 30, 2020 and 2019, net cash used in operating activities was $7.5 million and $5.6 million, respectively.

Net cash used in operating activities during the six months June 30, 2020 and 2019 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2020, we were performing activities related to the LPCN 1144 LiFT Phase 2 paired biopsy clinical study and the submission of the TLANDO NDA. During 2019, we were performing activities related to the ABPM study for TLANDO and the POC liver imaging study for LPCN 1144.

Net Cash Used in Investing Activities

During the six months ended June 30, 2020 and 2019, net cash used in investing activities was $117,000 compared to $3.5 million, respectively.

Net cash used in investing activities during the six months ended June 30, 2020 was primarily the result of purchasing marketable investment securities, net, of $117,000. Net cash used in investing activities during the six months ended June 30, 2019 was primarily the result of purchasing marketable investment securities, net, of $3.5 million. There were no capital expenditures for the six months ended June 30, 2020 and 2019.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2020 and 2019 net cash provided by financing activities was $11.7 million and $4.7 million, respectively.

Net cash provided by financing activities during the six months ended June 30, 2020 was attributable to the net proceeds from the sale of 10,084,034 shares of common stock pursuant to February 2020 Offering resulting in net proceeds of $5.7 million, to $6.9 million in proceeds from the exercise of warrants and to $234,000 in loan proceeds under the Payment Protection Program offset by $1.1 million in debt principal repayments under the SVB Loan and Security Agreement.

Net cash provided by financing activities during the six months ended June 30, 2019 was primarily attributable to the net proceeds from the sale of 2,992,504 shares of common stock pursuant to the ATM resulting in net proceeds of $6.3 million offset by $1.7 million in debt principal repayments under the SVB Loan and Security Agreement.

Contractual Commitments and Contingencies

Long-Term Debt Obligations and Interest on Debt

On January 5, 2018, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate plus one percent per annum, which interest is payable monthly. The loan matures on June 1, 2022 and we are required to make equal monthly payments of principal and interest for the remaining term of the loan beginning in November 1, 2020 although there was a principal deferment period of six months beginning on April 1, 2020 due to COVID-19. We will also be required to pay an additional final payment equal to $650,000 (the “Final Payment Charge”) at maturity.

On April 21, 2020, we were granted a loan from SVB in the aggregate amount of $234,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP loan, which was in the form of a Note dated April 21, 2020 issued by us, matures on April 21, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 21, 2020. The PPP loan may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. We intend to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 13, 2020.

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

Additionally in January 2018, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $63,000 increase in interest expense, while a one percent decrease in the prime rate would result in a $71,000 decrease in interest expense.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2020.

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

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of our current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of our dissemination of purportedly false and misleading statements relating to the filing of the New Drug Application (“NDA”) for TLANDO. The relief sought in the complaint includes unspecified damages, changes to our corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  On August 16, 2019, defendants filed a motion to dismiss the complaint. In response, the plaintiff’s filed an amended stockholder derivative complaint. Defendants’ motion to dismiss the amended complaint was filed on December 12, 2019; plaintiff’s response was filed on January 27, 2020 and defendants’ reply was filed on February 26, 2020. Oral arguments on the motion to dismiss were held on July 28, 2020. On July 30, 2020, the court entered an order dismissing the complaint in its entirety.

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

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We have insurance that covers claims of this nature. The retention amount payable by us under our policy is $1.25 million. We filed a motion to dismiss this class action lawsuit on July 24, 2020. Further, we intend to vigorously defend ourselves and our current and former officers and directors against these allegations and have not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020, risk factors discussed in Item 1A of the Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020 and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020 and from our risk factors included in our Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020:

Risks Relating to Our Business and Industry

Even if we obtain FDA approval for TLANDO, our ability to commercialize TLANDO may be limited.

Our ability to commercialize TLANDO, should it receive approval, is uncertain. Our ability to commercially launch TLANDO is contingent upon numerous factors including FDA approval, the availability of commercial launch supplies, the impact of COVID-19, our financial resources, and our ability to license TLANDO to a third party or build out a commercial sales and marketing team/organization. If we are unable to launch TLANDO commercially at scale, our business and operations will be adversely affected. As an alternative to launching TLANDO directly, we are exploring the possibility of licensing TLANDO to a third party, although no licensing agreement has been entered into by us yet. We are unable to estimate whether or when we will be able to out-license TLANDO, should it be approved.

We rely on a single supplier for our supply of TU, the active pharmaceutical ingredient of TLANDO, and the loss of this supplier could harm our business.

We rely on a single third-party supplier for our supply of TU, the active pharmaceutical ingredient of TLANDO and LPCN 1144. We have purchased sufficient quantities of TU for early commercial launch supplies should TLANDO get approved by the FDA. We plan on using this same supplier for our commercialization needs if TLANDO is approved. Since there are only a limited number of TU suppliers in the world, if this supplier ceases to provide us with TU, we may be unable to procure TU on commercially favorable terms, may not be able to obtain it in a timely manner, or may not be able to qualify a new supplier timely post FDA approval, if that occurs. Furthermore, the limited number of suppliers of TU may provide such companies with greater opportunity to raise their prices. If we are unable to obtain TU in a timely manner and/or in sufficient quantities, our ability to commercially launch TLANDO will be adversely affected. In addition, any increase in price for TU will likely reduce our gross margins.

We rely on limited suppliers for our supply of inactive ingredients and the loss of these suppliers could harm our business.

We rely on limited qualified third-party raw material suppliers for our supply of inactive ingredients of TLANDO and our other product candidates. We do not have supply agreements in place with these suppliers. We purchased sufficient quantities of some of these inactives for early commercial launch of TLANDO if it is approved. We plan on using these same suppliers for our commercialization needs if TLANDO is approved. We may be unable to procure inactives on commercially favorable terms, or may not be able to obtain them in a timely manner, which would adversely affect our ability to commercially launch TLANDO. In addition, any increase in price for inactives will likely reduce our gross margins, which could further limit our ability to commercially launch TLANDO.

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

In addition, the conduct of clinical trials and studies required to obtain regulatory approvals for our products have been and we expect may continue to be affected by the COVID-19 pandemic. As hospital resources are prioritized for the COVID-19 outbreak and quarantines impede patient movement or interrupt healthcare services, clinical studies may continue to be disrupted. If we are unable to successfully complete our clinical studies, our business and operating results will be harmed. Further, we are uncertain as to the actual number of subjects that will be enrolled in our clinical studies and we believe that subject drop-out rates and the number of subjects that ultimately complete the clinical study could be negatively impacted by COVID-19. Interruptions caused by COVID-19 may also limit our ability to collect data from clinical studies. If we are unable to complete or effectively collect data from clinical studies, our business and operating results will be harmed.

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

On February 15, 2019, a purported shareholder filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware, John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al., against certain of the our current and former officers and directors as well as the Company as a nominal defendant.  The complaint asserts claims for alleged breaches of fiduciary duty and unjust enrichment arising out of our dissemination of purportedly false and misleading statements relating to the filing of the NDA for TLANDO.  The relief sought in the complaint includes unspecified damages, changes to our corporate governance procedures, equitable and/or injunctive relief, restitution, and attorneys’ fees.  On August 16, 2019, defendants filed a motion to dismiss the complaint. In response, the plaintiff’s filed an amended stockholder derivative complaint. Defendants’ motion to dismiss the amended complaint was filed on December 12, 2019; plaintiff’s response was filed on January 27, 2020 and defendants’ reply was filed on February 26, 2020. Oral arguments on the motion to dismiss were held on July 28, 2020. On July 30, 2020, the court entered an order dismissing the complaint in its entirety.

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

In November 2019, we completed a public offering of common stock and warrants to purchase common stock (the “November 2019 Offering”). Gross proceeds from the November 2019 Offering were approximately $6.0 million. In the November 2019 Offering, the Company sold (i) 10,450,000 Class A Units, with each Class A Unit consisting of one share of common stock and a common stock warrant to purchase one share of common stock, and (ii) 1,550,000 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of a common stock and one common stock warrant to purchase one share of common stock at a price of $0.50 per Class A Unit and $0.4999 per Class B Unit. The pre-funded warrants were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $.0001 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $0.50 per share and expire on November 17, 2024.

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At June 30, 2020, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $2.2 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of June 30, 2020, our executive officers and directors beneficially owned approximately 5.8% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

Currently, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the second quarter of 2020 was approximately 1.4 million shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.1*	Fourth Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	S-8	333-240197	99.1	7/30/20

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: August 6, 2020	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2020	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)