Form 10-Q
period 2020-09-30
Lipocine Inc.
filed 2020-11-10
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2020

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

Outstanding Shares

As of November 9, 2020, the registrant had 65,686,150 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM  1.            FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$12,938,186	$9,728,523
Restricted cash	5,000,000	5,000,000
Marketable investment securities	5,861,797	4,340,041
Accrued interest income	11,216	16,522
Prepaid and other current assets	915,575	545,887
Total current assets	24,726,774	19,630,973

Property and equipment, net of accumulated depreciation of $1,142,540 and $1,140,143, respectively	1,157	3,554
Other assets	23,753	23,753
Total assets	$24,751,684	$19,658,280

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,047,729	$1,182,241
Accrued expenses	1,534,495	449,303
Debt - current portion	3,206,290	3,333,333
Total current liabilities	5,788,514	4,964,877

Debt - non-current portion	3,151,010	3,814,407
Warrant liability	1,303,859	4,591,200
Total liabilities	10,243,383	13,370,484

Commitments and contingencies (notes 5, 7, 8 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 65,691,860 and 37,655,175 issued and 65,686,150 and 37,649,465 outstanding	6,569	3,766
Additional paid-in capital	182,062,701	157,391,969
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive gain (loss)	475	(38)
Accumulated deficit	(167,520,732)	(151,067,189)
Total stockholders' equity	14,508,301	6,287,796

Total liabilities and stockholders' equity	$24,751,684	$19,658,280

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
License revenue	$-	$164,990	$-	$164,990
Total revenues	-	164,990	-	164,990

Operating expenses:
Research and development	$2,487,861	$1,713,417	$7,268,599	$5,627,383
General and administrative	1,887,195	1,427,261	5,925,991	3,989,645
Total operating expenses	4,375,056	3,140,678	13,194,590	9,617,028

Operating loss	(4,375,056)	(2,975,688)	(13,194,590)	(9,452,038)

Other income (expense):
Interest and investment income	5,614	98,988	72,729	348,833
Interest expense	(84,293)	(183,500)	(305,485)	(611,864)
Gain (loss) on warrant liability	140,477	-	(3,025,997)	-
Total other expense, net	61,798	(84,512)	(3,258,753)	(263,031)
Loss before income tax expense	(4,313,258)	(3,060,200)	(16,453,343)	(9,715,069)

Income tax expense	-	-	(200)	(200)
Net loss	$(4,313,258)	$(3,060,200)	$(16,453,543)	$(9,715,269)

Basic loss per share attributable to common stock	$(0.07)	$(0.12)	$(0.32)	$(0.40)
Weighted average common shares outstanding, basic	64,833,714	24,911,908	52,030,431	24,301,045

Diluted loss per share attributable to common stock	$(0.07)	$(0.12)	$(0.32)	$(0.40)
Weighted average common shares outstanding, diluted	64,833,714	24,911,908	52,030,431	24,301,045

Comprehensive loss:
Net loss	$(4,313,258)	$(3,060,200)	$(16,453,543)	$(9,715,269)
Net unrealized gain (loss) on available-for-sale securities	579	(2,656)	513	1,224

Comprehensive loss	$(4,312,679)	$(3,062,856)	$(16,453,030)	$(9,714,045)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at June 30, 2019	24,723,990	$2,473	5,710	$(40,712)	$154,600,442	$2,917	$(144,714,914)	$9,850,206

Net loss	-	-	-	-	-	-	(3,060,200)	(3,060,200)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(2,656)	-	(2,656)

Stock-based compensation	-	-	-	-	58,113	-	-	58,113

Common stock sold through ATM offering	283,782	28	-	-	603,649	-	-	603,677

Option exercises	20,000	2	-	-	56,198	-	-	56,200

Balances at September 30, 2019	25,027,772	$2,503	5,710	$(40,712)	$155,318,402	$261	$(147,775,114)	$7,505,340

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2018	21,731,486	$2,174	5,710	$(40,712)	$147,533,019	$(963)	$(138,059,845)	$9,433,673

Net loss	-	-	-	-	-	-	(9,715,269)	(9,715,269)

Unrealized net gain on marketable investment securities	-	-	-	-	-	1,224	-	1,224

Stock-based compensation	-	-	-	-	781,390	-	-	781,390

Common stock sold through ATM offering	3,276,286	327	-	-	6,947,795	-	-	6,948,122

Option exercises	20,000	2	-	-	56,198	-	-	56,200

Balances at September 30, 2019	25,027,772	$2,503	5,710	$(40,712)	$155,318,402	$261	$(147,775,114)	$7,505,340

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at June 30, 2020	61,377,306	$6,138	5,710	$(40,712)	$176,327,120	$(104)	$(163,207,474)	$13,084,968

Net loss	-	-	-	-	-	-	(4,313,258)	(4,313,258)

Unrealized net gain on marketable investment securities	-	-	-	-	-	579	-	579

Stock-based compensation	-	-	-	-	351,623	-	-	351,623

Vesting of restricted stock units	-	-			-			-

Common stock issued for warrant exercises	1,478,844	148	-	-	760,570	-	-	760,718

Settlement of warrant liability on warrant exercises	-	-	-	-	721,976	-	-	721,976

Common stock sold through ATM offering	2,830,000	283	-	-	3,901,412	-	-	3,901,695

Balances at September 30, 2020	65,686,150	$6,569	5,710	$(40,712)	$182,062,701	$475	$(167,520,732)	$14,508,301

	Common Stock		Treasury Stock		Additional	Accumulated		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2019	37,649,465	$3,766	5,710	$(40,712)	$157,391,969	$(38)	$(151,067,189)	$6,287,796

Net loss	-	-	-	-	-	-	(16,453,543)	(16,453,543)

Unrealized net gain on marketable investment securities	-	-	-	-	-	513	-	513

Stock-based compensation	-	-	-	-	1,138,594	-	-	1,138,594

Vesting of restricted stock units	25,000	2	-	-	(2)	-	-	-

Common stock sold through equity offering	10,084,034	1,008	-	-	5,652,132	-	-	5,653,140

Common stock issued for warrant exercises	15,097,651	1,510	-	-	7,673,366	-	-	7,674,876

Settlement of warrant liability on warrant exercises	-	-	-	-	6,313,338	-	-	6,313,338

Common stock sold through ATM offering	2,830,000	283	-	-	3,893,304	-	-	3,893,587

Balances at September 30, 2020	65,686,150	$6,569	5,710	$(40,712)	$182,062,701	$475	$(167,520,732)	$14,508,301

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:

Net loss	$(16,453,543)	$(9,715,269)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	2,397	11,582
Stock-based compensation expense	1,138,594	781,390
Non-cash interest expense	87,134	175,305
Non-cash loss on change in fair value of warrant liability	3,025,997	-
Amortization of discount on marketable investment securities	(5,946)	(147,437)

Changes in operating assets and liabilities:
Accrued interest income	5,306	27,660
Prepaid and other current assets	(369,688)	(234,391)
Accounts payable	(134,512)	689,166
Accrued expenses	1,085,192	53,819

Cash used in operating activities	(11,619,069)	(8,358,175)

Cash flows from investing activities:

Purchases of marketable investment securities	(6,315,297)	(15,108,973)
Maturities of marketable investment securities	4,800,000	17,549,795
Cash provided by (used in) investing activities	(1,515,297)	2,440,822

Cash flows from financing activities:

Debt repayments	(1,111,111)	(2,500,000)
Proceeds from debt	233,537	-
Proceeds from stock option exercises	-	56,200
Net proceeds from common stock offering	5,653,140	-
Net proceeds from sale of common stock through ATM	3,893,587	6,948,122
Net proceeds from exercise of warrants	7,674,876	-

Cash provided by financing activities	16,344,029	4,504,322

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,209,663	(1,413,031)

Cash, cash equivalents, and restricted cash at beginning of period	14,728,523	13,077,539

Cash, cash equivalents, and restricted cash at end of period	$17,938,186	$11,664,508

Supplemental disclosure of cash flow information:
Interest paid	$217,319	$436,559
Income taxes paid	200	200

Supplemental disclosure of non-cash investing and financing activity:
Settlement of warrant liability on warrant exercises	$6,313,338	$-
Net unrealized gain on available-for-sale securities	513	1,224
Accrued final payment charge on debt	87,134	175,305
Other accrued interest	1,032	-

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2020.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least September 30, 2021 which includes an on-going clinical study for LPCN 1144, compliance with regulatory requirements and on-going litigation activities. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects if additional activities are performed by the Company including pre-commercial and commercial activities for TLANDO and new clinical studies for LPCN 1144, TLANDO XR and LPCN 1148 .While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least September 30, 2021, the Company will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, before or after September 30, 2021, to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1144, TLANDO XR and LPCN 1148. Conversely, the Company’s capital resources could last longer if it reduces expenses, reduces the number of activities currently contemplated under our operating plan, if it terminates, modifies the design or suspends on-going clinical studies, or if it terminates or settles any on-going litigation activities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic loss per share attributable to common stock:
Numerator
Net loss	$(4,313,258)	$(3,060,200)	$(16,453,543)	$(9,715,269)
Denominator
Weighted avg. common shares outstanding	64,833,714	24,911,908	52,030,431	24,301,045

Basic loss per share attributable to common stock	$(0.07)	$(0.12)	$(0.32)	$(0.40)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(4,313,258)	$(3,060,200)	$(16,453,543)	$(9,715,269)
Denominator
Weighted avg. common shares outstanding	64,833,714	24,911,908	52,030,431	24,301,045

Diluted loss per share attributable to common stock	$(0.07)	$(0.12)	$(0.32)	$(0.40)

The computation of diluted loss per share for the nine months ended September 30, 2020 and 2019 does not include the following stock options and warrants to purchase shares or unvested restricted stock units in the computation of diluted loss per share because these instruments were antidilutive:

	September 30,
	2020	2019
Stock options	2,958,485	2,310,485
Unvested restricted stock units	605,682	678,687
Warrants	1,944,366	-

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2020 and December 31, 2019 were as follows:

September 30, 2020	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
Government treasury bills	$1,999,426	$274	$-	$1,999,700
Corporate bonds, notes and commercial paper	3,861,896	201	-	3,862,097
	$5,861,322	$475	$-	$5,861,797

December 31, 2019	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
Corporate bonds, notes and commercial paper	4,340,079	-	(38)	4,340,041
	$4,340,079	$-	$(38)	$4,340,041

Maturities of debt securities classified as available-for-sale securities at September 30, 2020 are as follows:

September 30, 2020	Amortized Cost	Aggregate fair value
Due within one year	$5,861,322	$5,861,797
	$5,861,322	$5,861,797

There were no sales of marketable investment securities during the three and nine months ended September 31, 2020 and 2019 and therefore no realized gains or losses. Additionally, $450,000 and $8.5 million of marketable investment securities matured during the three months ended September 30, 2020 and September 30, 2019, respectively, and $4.8 million and $17.5 million of marketable investment securities matured during the nine months ended September 30, 2020 and 2019, respectively. The Company determined there were no other-than-temporary impairments for the three and nine months ended September 30, 2020 and 2019.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

	September 30,	Fair value measurements at reporting date using
	2020	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents - money market funds and commercial paper	$12,447,182	$12,447,182	$-	$-
Government treasury bills	1,999,700	1,999,700	-	-
Corporate bonds, notes and commercial paper	3,862,097	-	3,862,097	-
	$18,308,979	$14,446,882	$3,862,097	$-

Liabilities:
Warrant liability	$1,303,859	-	-	1,303,859
	$19,612,838	$14,446,882	$3,862,097	$1,303,859

	December 31,	Fair value measurements at reporting date using
	2019	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents - money market funds and commercial paper	$8,921,249	$6,575,862	$2,345,387	$-
Corporate bonds, notes and commercial paper	4,340,041	-	4,340,041	-
	$13,261,290	$6,575,862	$6,685,428	$-

Liabilities:
Warrant liability	$4,591,200	-	-	4,591,200
	$17,852,490	$6,575,862	$6,685,428	$4,591,200

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of September 30, 2020, include (i) volatility of 103.45%, (ii) risk free interest rate of 0.22%, (iii) strike price of $0.50, (iv) fair value of common stock of $1.41, and (v) expected life of 4.13 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2019, include (i) volatility of 225.93%, (ii) risk free interest rate of 1.69%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.385, and (v) expected life of 4.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2020.

(5)	Loan and Security Agreements

Silicon Valley Bank Loan

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (4.25% as of September 30, 2020), which interest is payable monthly. Additionally on April 1, 2020, the Company and SVB entered into a Deferral Agreement. Under the Deferral Agreement, principal repayments are deferred by six months and the Company is only required to make monthly interest payments. The loan matures on June 1, 2022. Previously, the Company only made monthly interest payments until December 31, 2018, following which the Company also made equal monthly payments of principal and interest until the signing of the Deferral Agreement. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and to date approximately $568,000 has been recognized as an increase to the principal balance with a corresponding charge to interest expense with the remaining final payment charge to be recognized over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge).

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

Future maturities of principal payments on the Loan and Security Agreement at September 30, 2020, are as follows:

Years Ending December 31,	Amount (in thousands)
2020	$556
2021	3,333
2022	1,667
Thereafter	—
$5,556

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

September 30, 2020
Cash and cash equivalents	$12,938,186
Restricted cash	5,000,000
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$17,938,186

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

The PPP loan, which was in the form of a note dated April 21, 2020 issued by SVB, matures on April 21, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 21, 2020 (“Note”). The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire PPP loan amount for qualifying expenses. Under the terms of the PPP loan, certain amounts of the PPP loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has requested forgiveness of the PPP loan and is awaiting a final decision from the Small Business Administration.

Future maturities of principal payments on the PPP Loan at September 30, 2020, are as follows:

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

At September 30, 2020 and December 31, 2019, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three and nine months ended September 30, 2020 and 2019.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $1.8 million and $1.2 million, respectively, for the three months ended September 30, 2020 and 2019 and $5.1 million and $4.0 million, respectively, for the nine months ended September 30, 2020 and 2019 under these agreements and has recorded these expenses in research and development expenses.

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

Future minimum lease payments under non-cancelable operating leases as of September 30, 2020 are:

Year ending December 31:
2020	$82,596
2021	55,064
Total minimum lease payments	$137,660

The Company’s rent expense was $83,000 for each of the three months ended September 30, 2020 and 2019 and was $248,000 and $246,000, respectively, for the nine months ended September 30, 2020 and 2019.

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

In March 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at the market” (“ATM”), equity offering program, under which Cantor acts as sales agent. The shares of common stock to be sold under the Sales Agreement were originally sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-199093) (the “Prior Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. On October 13, 2017, the Company filed a Form S-3 (File No. 333-220942) (the “New Form S-3”) to replace the Prior Form S-3.  The New Form S-3 has been declared effective by the Securities and Exchange Commission, and the Prior Form S-3 has been terminated.  The New Form S-3 registered the sale of up to $150.0 million of any combination of common stock, preferred stock, debt securities, warrants and units pursuant to a shelf registration statement.  The New Form S-3 also contains a prospectus pursuant to which we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent, pursuant to the Sales Agreement. On August 21, 2020, the Company filed a prospectus supplement in which the Company increased the aggregate offering price in which shares of our common stock can be sold through Cantor as our sales agent, pursuant to the Sales Agreement to a total of $63.0 million of which $13.0 million of our common stock has already been sold under the Sales Agreement.

As of September 30, 2020, we had sold an aggregate of 9,465,535 shares at a weighted-average sales price of $2.54 per share under the ATM for aggregate gross proceeds of $24.1 million and net proceeds of $23.2 million, after deducting sales agent commission and discounts and our other offering costs. During the three and nine months ended September 30, 2020, the Company sold 2,830,000 shares at a weighted-average sales price of $1.43 per share under the ATM for aggregate gross proceeds of $4.0 million and net proceeds of $3.9 million. During the three months ended September 30, 2019, the Company sold an aggregate of 283,782 shares at a weighted-average sales price of $2.22 per share under the ATM for aggregate gross proceeds of $629,000 and $604,000 in net proceeds. During the nine months ended September 30, 2019, the Company sold an aggregate of 3,276,286 shares at a weighted-average sales price of $2.19 per share under the ATM for aggregate gross proceeds of $7.2 million and $6.9 million in net proceeds.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $352,000 and $58,000, respectively, for the three months ended September 30, 2020 and 2019 and amounted to $1.1 million and $781,000, respectively, for the nine months ended September 30, 2020 and 2019, and is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$150,435	$27,072	$484,876	$313,247
General and administrative	201,188	31,041	653,718	468,143
	$351,623	$58,113	$1,138,594	$781,390

The Company did not issue any stock options during the three months ended September 30, 2020 and issued 24,000 stock options during the three months ended September 30, 2019. Additionally, during the nine months ended September 30, 2020 and 2019, the Company issued 739,000 and 79,000 stock options, respectively.

Key assumptions used in the determination of the fair value of stock options granted are as follows:

	2020	2019
Expected term	5.81 years	5.67 years
Risk-free interest rate	1.33%	1.82%
Expected dividend yield	—	—
Expected volatility	99.52%	80.38%

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

As of September 30, 2020, there was $430,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.59 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of September 30, 2020, there was $118,000 of total unrecognized compensation cost related to unvested restricted stock units that have either time-based or performance vesting.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares were authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 3,221,906 to 5,721,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 5,721,906 shares are authorized for issuance under the 2014 Plan, with 2,544,888 shares remaining available for grant as of September 30, 2020.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2019	2,310,485	$4.81
Options granted	739,000	0.54
Options exercised	-	-
Options forfeited	(37,444)	0.94
Options cancelled	(53,556)	6.32
Balance at September 30, 2020	2,958,485	3.77

Options exercisable at September 30, 2020	2,070,073	5.04

The following table summarizes information about stock options outstanding and exercisable at September 30, 2020:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value
2,958,485	6.26	$3.77	$627,210	2,070,073	5.02	$5.04	$9,084

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options exercised during the three and nine months ended September 30, 2020 and there were 20,000 stock options exercised during the three and nine months ended September 30, 2019.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted stock units
Balance at December 31, 2019	661,307
Granted	-
Vested	(25,000)
Forfeited	(30,625)
Balance at September 30, 2020	605,682

(f)	Common Stock Warrants

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

As of September 30, 2020, the Company had 1,104,030 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on September 30, 2020 and December 31, 2019 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	September 30, 2020	December 31, 2019
Expected life in years	4.13	4.88
Risk-free interest rate	0.22%	1.69%
Dividend yield	—	—
Volatility	103.45%	225.93%
Stock price	$1.41	$0.39

During the three and nine months ended September 30, 2020, the Company recorded a non-cash gain of approximately $140,000 and a non-cash loss of approximately $3.0 million, respectively, from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2019	$4,591,200
Settlement of liabilty on warrant exercise	(6,313,338)
Change in fair value of common stock warrants	3,025,997
Balance at September 30, 2020	$1,303,859

Additionally, in the February 2020 Offering, the Company issued 5,042,017 common stock warrants. However, the February 2020 Offering warrants do not provide the warrant holder the option to receive an amount of cash equal to the Black-Scholes value of the warrants upon a fundamental transaction. Therefore, the Company has not recorded a warrant liability with respect to the warrants issued in the February 2020 Offering.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019	12,000,000	$0.50
Issued	5,042,017	0.53
Exercised	(15,097,651)	0.51
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at September 30, 2020	1,944,366	$0.51

During the three and nine months ended September 30, 2020, 1,478,844, and 15,097,651 common stock warrants to purchase one share of our common stock were exercised, respectively, resulting in proceeds of approximately $761,000 and $7.7 million, respectively, in the three and nine months ended September 30, 2020.

The following table summarizes information about common stock warrants outstanding at September 30, 2020:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value
1,944,366	4.25	$0.51	$1,744,163

(10)	Commitments and Contingencies

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

On April 2, 2019, the Company filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  The Company answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and scheduled a five-day jury trial beginning on February 8, 2021. On February 11, 2020, the Company voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The parties are currently engaged in the fact discovery and expert testimony phase of the lawsuit.

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. The Company has insurance that covers claims of this nature. The retention amount payable by the Company under our policy is $1.25 million. The Company filed a motion to dismiss the class action lawsuit on July 24, 2020. In response, the plaintiff’s filed their response to the motion to dismiss the class action lawsuit on September 22, 2020. Further, the Company intends to vigorously defend itself and its current and former officers and directors against these allegations and has not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

Beyond Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PM, management does not currently believe that any other matter, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

Guarantees and Indemnifications

In the ordinary course of business, the Company enters into agreements, such as lease agreements, licensing agreements, clinical trial agreements, and certain services agreements, containing standard guarantee and / or indemnification provisions. Additionally, the Company has indemnified its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

(11)	Spriaso, LLC

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017, on January 23, 2018, on July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. The agreement was further amended on July 23, 2019 and again on July 23, 2020 to extend the term of the agreement for an additional twelve months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements during the three and nine months ended September 30, 2020 and 2019, respectively. Additionally, the Company did not receive any royalty payments from Spriaso during the three and nine months ended September 30, 2020. The Company received $165,000 during the three and nine months ended September 30, 2019. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020, in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020, in Item 1A (Risk Factors) of this Form 10-Q, or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 13, 2020. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

Our most advanced product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT”). On November 8, 2019 we received a Complete Response Letter ("CRL") from the United States Food and Drug Administration ("FDA") regarding our New Drug Application ("NDA") filed in May 2019 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The CRL identified one deficiency stating the efficacy trial did not meet the three secondary endpoints for maximal testosterone concentrations (“Cmax”). The CRL did not identify any specific issues relating to chemistry, manufacturing and controls (“CMC”) of TLANDO. We had our Post Action meeting with the FDA in January 2020 and discussed a potential path forward for the approval of TLANDO. Based on the Post Action meeting and written feedback, the FDA indicated our approach to addressing the deficiency through the reanalysis of existing data in accordance with FDA feedback appears to be a reasonable path forward. The FDA requested that the information generated by the reanalysis be submitted as part of an NDA resubmission with a six-month Prescription Drug User Fee Act (“PDUFA”) clock. We resubmitted the NDA on February 28, 2020 and it was assigned a PDUFA date of August 28, 2020. However, on August 28, 2020 the FDA informed us that it needed additional time to complete its review of the NDA. On November 5, 2020, the FDA informed us that it is working towards taking action on the TLANDO NDA on or about the week of November 30, 2020. However, the Company cannot assure that the FDA will act in that time frame. The FDA has not asked for any additional data and we have provided the FDA with all information requested to date.

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

LPCN 1144 is currently being tested in the LiFT (“Liver Fat intervention with oral Testosterone”) Phase 2 clinical study, a paired-biopsy study in confirmed pre-cirrhotic NASH subjects. Study enrollment has been completed and top-line primary endpoint results are expected in January 2021. Additionally, LPCN 1144 recently completed a Proof-Of-Concept (“POC”) liver imaging clinical study which demonstrated substantial liver fat reductions in hypogonadal males at risk of developing NASH as assessed using magnetic resonance imaging, proton density fat fraction (“MRI-PDFF”) technique.

To date, we have funded our operations primarily through the sale of equity securities, debt and convertible debt and through up-front payments, research funding and royalty and milestone payments from our license and collaboration arrangements. We have not generated any revenues from product sales and we do not expect to generate revenue from product sales unless and until we obtain regulatory approval of TLANDO or other products and (ii), if such approval is obtained, we are able to successfully commercialize such products.

We have incurred losses in most years since our inception. As of September 30, 2020, we had an accumulated deficit of $168 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $16.5 million for the nine months ended September 30, 2020 and $9.7 million for the nine months ended September 30, 2019. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs, including on-going litigation activities, associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	conduct any other pre or post-approval clinical studies required in support of TLANDO;

•	perform pre-commercialization and commercialization activities in support of TLANDO;

•	conduct further development of our other product candidates, including LPCN 1144;

•	continue our research efforts;

•	research new products or new uses for our existing products;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations, including on-going litigation.

To fund future long-term operations, including the potential commercialization of TLANDO or other products, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, regulatory requirements and outcomes related to TLANDO, regulatory requirements related to our other product development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, our ability to license our products to third parties, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, in amounts sufficient to fund our operations (including the commercialization of TLANDO if we receive FDA approval), or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

Our Product Candidates

Our current portfolio includes our most advanced product candidate, TLANDO, an oral testosterone replacement therapy product candidate, that is currently under review by the FDA. Additionally, we are in the process of establishing our pipeline of other clinical candidates including LPCN 1144, an oral androgen therapy for the treatment of non-cirrhotic NASH, , TLANDO XR, a next-generation potential once daily oral testosterone replacement therapy, LPCN 1148, an androgen therapy for the treatment of cirrhosis, and LPCN 1107, an oral therapy for the prevention of preterm birth.

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

NDA PDUFA Outcome

On November 8, 2019 we received a CRL from the FDA regarding our NDA filed in May 2019 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. The CRL identified one deficiency stating the efficacy trial did not meet the three Cmax secondary endpoints. The CRL does not identify any specific issues relating to CMC of TLANDO. We had a Post Action meeting with the FDA in January 2020 and discussed a potential path forward for the approval of TLANDO. Based on the Post Action meeting and written feedback, the FDA indicated our approach to addressing the deficiency through the reanalysis of existing data in accordance with FDA feedback appears to be a reasonable path forward. The FDA requested that the information generated by the reanalysis be submitted as part of an NDA resubmission with a six-month PDUFA clock. We resubmitted the NDA on February 28, 2020 and it was assigned a PDUFA date of August 28, 2020. However, on August 28, 2020 the FDA informed us that it needed additional time to complete its review of the NDA. On November 5, 2020, the FDA informed us that it is working towards taking action on the TLANDO NDA on or about the week of November 30, 2020. However, the Company cannot assure that the FDA will act in that time frame. The FDA has not asked for any additional data and we have provided the FDA with all information requested to date. Previously, we have received two other CRL’s from the FDA on TLANDO NDA submissions. The first CRL was received on June 28, 2016 and the second CRL was received on May 8, 2018. We are exploring the possibility of licensing TLANDO to a third party should it receive approval, although no licensing agreement has been entered into by us yet. We are unable to estimate whether or when we will be able to out-license TLANDO, should it be approved. Additionally, the timing of the potential commercial launch of TLANDO should it receive approval, is uncertain. The timing of any commercial launch of TLANDO is contingent upon numerous factors including FDA approval, the availability of commercial launch supplies, the impact of COVID-19, our financial resources and our ability to license TLANDO to a third party or build out a commercial sales and marketing team/organization.

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

In the DV study SS Cmax per dose analysis, the percentage of subjects with Cmax less than 1500 ng/dL and between 1800 ng/dL and 2500 ng/dL were 85% and 7%, respectively. Deviations from the predetermined limits in the DV study were observed in the Cmax per day dose analysis for these thresholds. As such, this efficacy trial did not meet the three Cmax per day secondary endpoints. Only one subject, who was a major protocol violator, exceeded the 2500 ng/dL limit independent of per dose or per day dose analyses. Through reanalysis of Cmax data in the DV study, we resubmitted the NDA to the FDA on February 28, 2020 and have a PDUFA date of August 28, 2020. However, on August 28, 2020 the FDA informed us that it needed additional time to complete its review of the NDA. On November 5, 2020, the FDA informed us that it is working towards taking action on the TLANDO NDA on or about the week of November 30, 2020. However, the Company cannot assure that the FDA will act in that time frame.

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

Additionally, we have initiated the LiFT (“Liver Fat intervention with oral Testosterone”) Phase 2 clinical study, a paired-biopsy study in confirmed pre-cirrhotic NASH subjects with the first subject being dosed in the third quarter of 2019. The formulations being studied in the Phase 2 clinical trial are differentiated from TLANDO. The LiFT Phase 2 clinical study is a prospective, multi-center, randomized, double-blind, placebo-controlled multiple-arm study in biopsy-confirmed hypogonadal or eugonadal male NASH subjects with grade F2/F3 fibrosis and a NAFLD Activity Score (“NAS”) ≥ 4 with a 36-week treatment period. The LiFT clinical study has completed enrollment of 56 biopsy confirmed NASH male subjects, randomized into one of three arms (two test arms and one placebo arm) with a 1:1:1 randomization ratio. We currently expect top-line liver fat reduction data in January 2021 as measured by MRI-PDFF at 12 weeks, followed by 36-week biopsy data which is expected in mid-2021. Due to COVID-19, we believe that subject drop-out rates and the number of subjects that ultimately complete the clinical study could be negatively impacted.

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

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to occur prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting and subsequent guidance meetings with the FDA to define a Phase 3 development plan for LPCN 1107. However, these discussions will need to be updated based on recent developments with AMAG Pharmaceuticals’ (“AMAG”) Makena. We plan to resume our interactions with the FDA to discuss Phase 3 clinical trial design and better understand next steps to advance LPCN 1107. Additionally, a Phase 3 study will not occur until the results from a planned food-effect study with LPCN 1107 are reviewed by the FDA, though manufacturing scale-up work for LPCN 1107 has been completed.

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

Recent Competition Update

On October 5, 2020, the FDA’s Center for Drug Evaluation and Research (“CDER”) proposed that Makena be withdrawn from the market because the PROLONG trial failed to verify the clinical benefit of Makena and concluded that the available evidence does not show Makena is effective for its approved use.

CDER issued a notice of opportunity for a hearing (“NOOH”) to AMAG, the application holder of Makena. The FDA also sent the NOOH to the application holders for the approved generics to Makena for an opportunity to comment. The process that follows will depend, in part, on these companies’ decisions. AMAG could voluntarily agree to let the FDA withdraw approval of Makena and waive the opportunity for a hearing or it may request a public hearing. The FDA Commissioner would decide whether to grant a hearing, if requested by AMAG, would conduct the hearing and ultimately decide on whether to allow Makena to be marketed or withdraw approval. The process is expected to take months and during this time, Makena and the approved generics of Makena will remain on the market until the FDA makes a final decision about these products.

Currently, Makena and the approved generics of Makena are the only products approved for the prevention of recurrent preterm birth.

The FDA also indicated that it intends to hold a meeting with experts in obstetrics, neonatal care, and clinical trial design to discuss how to facilitate development of effective and safe therapies to treat preterm birth.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through September 30, 2020, we have generated $28.1 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $118.4 million in research and development expenses through September 30, 2020.

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

We have also incurred significant manufacturing costs to prepare launch supplies for TLANDO and additional expenditures will be required to prepare for a commercial launch of TLANDO, should it be approved. However, future expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
External service provider costs:
TLANDO	$471,874	$193,826	$679,351	$2,350,409
LPCN 1144	1,223,863	943,865	4,284,302	1,354,800
TLANDO XR	-	600	71,898	118,242
LPCN 1107	1,500	15,715	3,860	55,175
Total external service provider costs	1,697,237	1,154,006	5,039,411	3,878,626
Internal personnel costs	561,461	400,999	1,736,167	1,305,822
Other research and development costs	229,163	158,412	493,021	442,935
Total research and development	$2,487,861	$1,713,417	$7,268,599	$5,627,383

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

We expect that general and administrative expenses will increase in the future as we incur additional legal fees in the on-going court cases with Clarus. Additional areas that may see increases as we mature as a public company include legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. If TLANDO is approved by the FDA, we expect we will incur significant additional expenses relating to the commercialization of TLANDO, including, among other things, expenses relating to building out sales and marketing teams, manufacturing expenses, expenses relating to licensing TLANDO to third parties, and other expenses. However, if we are unable to raise additional capital, we may need to reduce general and administrative expenses in order to extend our ability to continue as a going concern. If we are unable to raise additional capital, we may be unable to effectively commercialize TLANDO after receiving FDA approval.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities and interest expense incurred on our outstanding Loan and Security Agreement and losses (gains) on our warrant liability.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Variance
License revenue	$-	$(164,990)	$(164,990)
Research and development expenses	2,487,861	1,713,417	774,444
General and administrative expenses	1,887,195	1,427,261	459,934
Interest and investment income	(5,614)	(98,988)	(93,374)
Interest expense	84,293	183,500	(99,207)
Gain on warrant liability	(140,477)	-	(140,477)

Revenue

We recognized no license revenue during the three months ended September 30, 2020 compared to $165,000 of license revenue during the three months ended September 30, 2019. License revenue in 2019 relates to royalty payments received from Spriaso, LLC (“Spriaso”) under a licensing agreement in the cough and cold field.

Research and Development Expenses

The increase in research and development expenses during the three months ended September 30, 2020 was primarily due to a $280,000 increase in contract research organization and outside consulting and manufacturing costs related to the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, a $278,000 increase in commercial manufacturing costs related to TLANDO, a $160,000 increase in personnel expense mainly due to stock compensation expense on performance based RSU’s and increased bonus expense, as well as increases in other R&D expenses of $56,000.

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended September 30, 2020 was primarily due to a $259,000 increase in legal costs associated with the following activities: lawsuit filed against Clarus Therapeutics Inc. for patent infringement in April 2019, patent interference cases filed against Clarus and the on-going class action lawsuit defense. In addition, there was a $240,000 increase in personnel costs mainly due to stock compensation expense on performance based RSU’s and increased bonus expense, and a $6,000 increase in other general and administrative expenses. These increases were offset by a $28,000 decrease marketing expense and a $17,000 decrease in administrative travel expenses.

Interest and Investment Income

The decrease in interest and investment income during the three months ended September 30, 2020 was due to lower interest rates and lower average balances of marketable securities in 2020 compared to 2019.

Interest Expense

The decrease in interest expense during the three months ended September 30, 2020 was due to a decrease in interest expense on our Loan and Security Agreement with SVB, as a result of lower principal balances and lower interest rates in 2020 compared to 2019.

Gain on Warrant Liability

We recorded a $140,000 gain on warrant liability during the three months ended September 30, 2020 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. We did not record a similar change during the three months ended September 30, 2019 as there were no similar warrants outstanding during this period. The gain during the three months ended September 30, 2020 was mainly attributable to an decrease in the value of warrants exercised during the period offset by an increase in value of warrants outstanding as of September 30, 2020 as compared to June 30, 2020 due to an increase in our stock price. There were 769,000 common stock warrants exercised during the three months ended September 30, 2020. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019	Variance
License revenue	$-	$(164,990)	$(164,990)
Research and development expenses	7,268,599	5,627,383	1,641,216
General and administrative expenses	5,925,991	3,989,645	1,936,346
Interest and investment income	(72,729)	(348,833)	(276,104)
Interest expense	305,485	611,864	(306,379)
Loss on warrant liability	3,025,997	-	3,025,997
Income tax expense	200	200	-

Revenue

We recognized no license revenue during the nine months ended September 30, 2020 compared to $165,000 of license revenue during the nine months ended September 30, 2019. License revenue in 2019 relates to royalty payments received from Spriaso, LLC (“Spriaso”) under a licensing agreement in the cough and cold field.

Research and Development Expenses

The increase in research and development expenses during the nine months ended September 30, 2020 was primarily due to a $2.9 million increase in contract research organization and outside consulting and manufacturing costs related to the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, a $430,000 increase in personnel expense mainly due to stock compensation expense on performance based RSU’s and increased bonus expense, and a $50,000 increase in other research and development expenses. These increases were offset by a $1.7 million decrease in costs incurred in conjunction with TLANDO with the completion of the ABPM study in the first half of 2019, a $51,000 decrease in contract manufacturing costs for LPCN 1107, and a $46,000 decrease in costs for TLANDO XR.

General and Administrative Expenses

The increase in general and administrative expenses during the nine months ended September 30, 2020 was primarily due to a $1.9 million increase in legal costs associated with the with the following activities: lawsuit filed against Clarus for patent infringement in April 2019, interference cases filed against Clarus and the on-going class action lawsuit defense and a $228,000 increase in personnel costs mainly due to stock compensation expense on performance based RSU’s and increased bonus expense. These increases were offset by a $77,000 decrease in administrative travel expense, a $68,000 decrease in marketing expense and a $43,000 decrease in other general and administrative expenses.

Interest and Investment Income

The decrease in interest and investment income during the nine months ended September 30, 2020 was due to lower average balances of marketable securities and lower interest rates in 2020 compared to 2019.

Interest Expense

The decrease in interest expense during the nine months ended September 30, 2020 was due to a decrease in interest expense on our Loan and Security Agreement with SVB, as a result of lower principal balances and lower interest rates in 2020 compared to 2019.

Loss on Warrant Liability

We recorded a $3.0 million loss on warrant liability during the nine months ended September 30, 2020 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. We did not record a similar change during the nine months ended September 30, 2019 as there were no similar warrants outstanding during this period. The loss in 2020 was mainly attributable to an increase in the value of both warrants exercised during the period and warrants outstanding as of September 30, 2020 as compared to December 31, 2019 due to an increase in our stock price. There were 10,895,970 common stock warrants exercised during the nine months ended September 30, 2020. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

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

As of September 30, 2020, we had $18.8 million of unrestricted cash, cash equivalents and marketable investment securities compared to $14.1 million at December 31, 2019. Additionally, as of September 30, 2020 and December 31, 2019 we had $5.0 million of restricted cash, which is required to be maintained as cash collateral under the SVB Loan and Security Agreement until TLANDO is approved by the FDA.

On April 21, 2020, we entered into a loan (the “Loan”) from Silicon Valley Bank (“SVB”) in the aggregate amount of $234,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a note dated April 21, 2020 issued by us, matures on April 21, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 21, 2020. The Loan may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. We intend to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We have submitted the application to have the PPP Loan forgiven and are waiting for approval from the Small Business Administration.

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

As of September 30, 2020, 4,201,681 common warrants to purchase an equivalent number of shares of our common stock from the February 2020 Offering have been exercised resulting in proceeds to us of approximately $2.2 million.

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

As of September 30, 2020, 10,895,970 common warrants to purchase an equivalent number of shares of our common stock from the November 2019 Offering have been exercised resulting in proceeds to us of approximately $5.4 million.

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

On March 6, 2017, we entered into the Sales Agreement with Cantor pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent which was subsequently increased on August 21, 2020 to $63.0 million. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cantor uses its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. We pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. We have also provided Cantor with customary indemnification rights.

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

As of September 30, 2020, we have sold 9,465,535 shares of our common stock resulting in net proceeds of approximately $23.2 million under the Sales Agreement which is net of $872,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least September 30, 2021 which includes an on-going clinical study for LPCN 1144, compliance with regulatory requirements, and on-going litigation activities. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including pre-commercial and commercial activities for TLANDO and new clinical studies for LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least September 30, 2021, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after September 30, 2021, to support our operations, including, if FDA approval is received, potential commercialization activities for TLANDO. If we are unsuccessful in raising additional capital our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies or intellectual property litigation, or if we terminate or settle any on-going litigation activities.

.

We can raise capital pursuant to the Sales Agreement in the ATM when not restricted due to terms of previous financings but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

•	further clinical development requirements or other requirements of the FDA related to approval of TLANDO;

•	the cost and timing of pre-commercialization and commercialization activities in support of TLANDO;

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities for all of our product candidates, including LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the extent to which we grow significantly in the number of employees or the scope of our operations.

Funding may not be available to us on favorable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets, including sales of our common stock through the ATM. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, including the ATM, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. These arrangements may not be available to us on favorable terms, or at all. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences, warrants or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to reduce costs, delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

Sources and Uses of Cash

The following table provides a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(11,619,069)	$(8,358,175)
Cash provided by (used in) investing activities	(1,515,297)	2,440,822
Cash provided by financing activities	16,344,029	4,504,322

Net Cash Used in Operating Activities

During the nine months ended September 30, 2020 and 2019, net cash used in operating activities was $11.6 million and $8.4 million, respectively.

Net cash used in operating activities during the nine months September 30, 2020 and 2019 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2020, we were performing activities related to the LPCN 1144 LiFT Phase 2 paired biopsy clinical study and the submission of the TLANDO NDA. During 2019, we were performing activities related to the ABPM study for TLANDO and the POC liver imaging study for LPCN 1144.

Net Cash Provided by Investing Activities

During the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $1.5 million compared to net cash provided by of $2.4 million, respectively.

Net cash used in investing activities during the nine months ended September 30, 2020 was primarily the result of purchasing marketable investment securities, net, of $1.5 million. Net cash provided by investing activities during the nine months ended September 30, 2019 was primarily the result of utilizing marketable investment securities, net, of $2.4 million to fund operations. There were no capital expenditures for the nine months ended September 30, 2020 and 2019.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2020 and 2019 net cash provided by financing activities was $16.3 million and $4.5 million, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2020 was attributable to the net proceeds from the sale of 10,084,034 shares of common stock pursuant to February 2020 Offering resulting in net proceeds of $5.7 million, to $7.7 million in proceeds from the exercise of warrants, $3.9 million in proceeds from the sale of 2,830,000 shares of common stock pursuant to the ATM and $234,000 in loan proceeds under the Payment Protection Program, offset by $1.1 million in debt principal repayments under the SVB Loan and Security Agreement.

Net cash provided by financing activities during the nine months ended September 30, 2019 was primarily attributable to the net proceeds from the sale of 3,276,286 shares of common stock pursuant to the ATM resulting in net proceeds of $6.9 million, offset by $2.5 million in debt principal repayments under the SVB Loan and Security Agreement.

Contractual Commitments and Contingencies

Long-Term Debt Obligations and Interest on Debt

On January 5, 2018, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate plus one percent per annum, which interest is payable monthly. The loan matures on June 1, 2022 and we are required to make equal monthly payments of principal and interest for the remaining term of the loan beginning on November 1, 2020 although there was a principal deferment period of six months beginning on April 1, 2020 due to COVID-19. We will also be required to pay an additional final payment equal to $650,000 (the “Final Payment Charge”) at maturity.

On April 21, 2020, we were granted a loan from SVB in the aggregate amount of $234,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP loan, which was in the form of a Note dated April 21, 2020 issued by us, matures on April 21, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 21, 2020. The PPP loan may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. We intend to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We have submitted the application to have the PPP Loan forgiven and are waiting for approval from the Small Business Administration.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 13, 2020.

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

Additionally in January 2018, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $50,000 increase in interest expense, while a one percent decrease in the prime rate would result in a $56,000 decrease in interest expense.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2020.

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

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and scheduled a five-day jury trial beginning on February 8, 2021. On February 11, 2020, we voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The parties are currently engaged in the fact discovery and expert testimony phase of the lawsuit.

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We have insurance that covers claims of this nature. The retention amount payable by us under our policy is $1.25 million. We filed a motion to dismiss this class action lawsuit on July 24, 2020. In response, the plaintiff’s filed their response to the motion to dismiss the class action lawsuit on September 22, 2020. Further, we intend to vigorously defend ourselves and our current and former officers and directors against these allegations and have not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020, risk factors discussed in Item 1A of the Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020, risk factors discussed in Item 1A of the Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020 and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020, from our risk factors included in our Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020 and from our risk factors included in our Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020:

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

In addition, the conduct of clinical trials and studies required to obtain regulatory approvals for our products have been and we expect may continue to be affected by the COVID-19 pandemic. As hospital resources are prioritized for the COVID-19 outbreak and quarantines impede patient movement or interrupt healthcare services, clinical studies may continue to be disrupted. If we are unable to successfully complete our clinical studies, our business and operating results will be harmed. Further, we believe that subject drop-out rates and the number of subjects that ultimately complete the clinical study could be negatively impacted by COVID-19. Interruptions caused by COVID-19 may also limit our ability to collect data from clinical studies. If we are unable to complete or effectively collect data from clinical studies, our business and operating results will be harmed.

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

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court in Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019.  The Court held a scheduling conference on August 15, 2019 and a claim construction hearing on February 11, 2020 and scheduled a five-day jury trial beginning on February 8, 2021. On February 11, 2020, we also voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The parties are currently engaged in the fact discovery and expert witness phase of the lawsuit.

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

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At September 30, 2020, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $1.3 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of September 30, 2020, our executive officers and directors beneficially owned approximately 5.5% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Our common stock is thinly traded, may continue to be thinly traded in the future, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares.

Currently, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the third quarter of 2020 was approximately 4.2 million shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

Lipocine Inc.
(Registrant)

Dated: November 10, 2020	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2020	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)