Form 10-K
period 2020-12-31
Lipocine Inc.
filed 2021-03-11
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Outstanding Shares

The aggregate market value of the common stock held by non-affiliates of the registrant was $72 million as of June 30, 2020. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 9, 2021, the registrant had 88,290,650 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION,” AND “ITEM 1. BUSINESS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, REGULATORY DEVELOPMENTS AND REQUIREMENTS, THE RECEIPT OF REGULATORY APPROVALS, THE EXPECTATIONS FOR AND RESULTS OF CLINICAL TRIALS, PATIENT ACCEPTANCE OF LIPOCINE’S PRODUCTS, MANUFACTURING AND COMMERCIALIZATION OF LIPOCINE’S PRODUCTS, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, “intend”, and “potential” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of this Form 10-K. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

Our most advanced product candidate, TLANDO™, is an oral testosterone replacement therapy (“TRT” or “T-replacement therapy”) comprised of testosterone undecanoate (“TU”). On December 8, 2020, we received tentative approval from the United States Food and Drug Administration ("FDA") regarding our New Drug Application ("NDA") filed in February 2020 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. In granting tentative approval, the FDA concluded that TLANDO has met all required quality, safety and efficacy standards necessary for approval. However, TLANDO has not received final approval and is not eligible for final approval to market in the U.S. until the expiration of the exclusivity period previously granted to Clarus Therapeutics, Inc. with respect to Jatenzo®, which expires on March 27, 2022. We are currently reviewing the FDA’s tentative approval of TLANDO and remain committed to taking appropriate actions with the goal of receiving final approval to permit the launch of TLANDO. Under the Pediatric Research Equity Act (“PREA”), if TLANDO receives full approval, we will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA has also required us to conduct certain post-marketing studies including: (i) conduct an appropriately designed label comprehension and knowledge study that assesses patient understanding of key risk messages in the Medication Guide for TLANDO and (ii) conduct an appropriately designed one-year trial to evaluate development of adrenal insufficiency with chronic TLANDO therapy. The timetables for these post-marketing requirements will be established at the time of full approval of TLANDO.

Additional pipeline candidates include LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU for the treatment of non-cirrhotic non-alcoholic steatohepatitis (“NASH”) which is currently in Phase 2 testing, TLANDO XR, a next generation oral TRT product comprised of testosterone tridecanoate (“TT”) with the potential for once daily dosing which has completed Phase 2 testing, LPCN 1148, an oral prodrug of bioidentical testosterone for the treatment of NASH cirrhosis, and LPCN 1107, potentially the first oral hydroxyprogesterone caproate product indicated for the prevention of recurrent preterm birth, which has completed a dose finding Phase 2 clinical study and has been granted orphan drug designation by the FDA.

LPCN 1144 is currently being tested in the LiFT (“Liver Fat intervention with oral Testosterone”) Phase 2 clinical study, a paired-biopsy study in confirmed non-cirrhotic NASH subjects. Study enrollment has been completed and top-line primary endpoint results after 12 weeks of treatment were released in January 2021. Top-line primary endpoints indicated that treatments with LPCN 1144 resulted in significant liver fat reduction, assessed by magnetic resonance imaging, proton density fat fraction (“MRI-PDFF”) technique, and showed improvement of key liver injury markers with no observed tolerability issues.

Industry

Testosterone Background

Testosterone, or T, is the primary circulating sex hormone in males and is critical to the development and maturation of reproductive tissues as well as other secondary male characteristics such as muscle growth and bone density. Synthesized in the gonads of both males (testis) and females (ovaries), testosterone circulates bound to sex hormone binding globulin (~60%), loosely bound to albumin, a protein in the blood that binds to testosterone (~40%), or as a free molecule (~1%). Once circulating, testosterone enters cells directly and activates a network of proteins that ultimately result in metabolic conversions, which in turn produce observable effects. The concentration of circulating testosterone can vary drastically over time or between individuals and can be dependent on genetic factors, other medical conditions, lifestyle behaviors, and/or concurrent medication administration. Although large variability exists, the effects of testosterone are also determined by a number of factors including the amount of steroid penetration, sensitivity of enzymes and cellular proteins to the hormone, and the action of genomic receptors at the cellular level. As a result, assessing clinically low, or potentially high, levels of naturally occurring testosterone often requires a number of quantitative tests in conjunction with clinical evaluations.

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

Diagnosis and Treatment of Hypogonadism

Epidemiological studies have determined that total testosterone follows an age-related decline with mean serum concentration at the age of 75 years approximately two thirds that at 25 years. Because naturally occurring testosterone exists at low concentrations, with normal testosterone levels in the range of 300 to 1000 ng/dL automated platform-based assays have been found to lack specificity and are prone to inter-lab variability. The lack of reliable laboratory tests is complicated further by the inter-individual variability seen in an unaffected population. Thus, in order to accurately diagnose hypogonadism in a male, at least two morning serum testosterone levels are performed in conjunction with a clinical assessment of patient symptoms. Patients can only be diagnosed when they present with symptoms that are directly related to low morning serum testosterone level.

Treatment for male hypogonadism (both primary and secondary) is TRT. Some of the reported benefits of TRT include improved libido and sexual function; increased bone density, muscle development, and cognition; as well as a reduction in other risk factors caused by low testosterone.

Testosterone Replacement Market

Due to the wide variability in therapeutic range and other medical conditions that may confound an accurate diagnosis, there is a consensus that male hypogonadism is significantly undertreated. A large study of 1,475 men between the ages of 30 and 79 years old revealed that the prevalence of hypogonadism is about 24%. Based on this prevalence rate and the U.S. Census Bureau’s 2019 estimate that there are 90.1 million men between 30 years old and 79 years old, approximately 21.6 million men in the U.S. may have low testosterone. In the study fewer than 4% of patients were receiving treatment for hypogonadism.

TRT’s have been commercially available in the United States for over 70 years and have followed a progression of delivery systems that included subcutaneous, or under-the-skin, injection, intramuscular injection, transdermal patch, topical gels, creams, subcutaneous-delivery injections, and finally orals which were launched in 2020. The difficulty in creating an easy to use/administer and clinically effective testosterone therapy is related to the molecule’s complex PK’s. PK’s describe how the body affects a specific drug after administration through the mechanism of absorption and distribution, as well as the chemical changes of the substance in the body. For example, oral therapies, require multiple, high daily doses due to low bioavailability. Bioavailability is the fraction of a drug dose that is actually absorbed into the bloodstream. Additionally, the few oral therapies that have been used in the United States previously quickly went out of favor after significant side effects were revealed, most notably liver toxicity.

Currently, the U.S. TRT market consists of therapies that exist in multiple forms:

•	gel/cream/patch;

•	injectable;

•	intranasal;

•	buccal tablet, which is a tablet shaped patch applied to the upper gums; and

•	oral.

Historically transdermal patches and gel-based TRT were the most desirable application type, however currently injectables are the most prescribed.

The male testosterone market was $1.4 million in 2020 according to IMS Health data and based on wholesale acquisition costs (“WAC”). Additionally, testosterone replacement prescriptions were approximately 7.6 million in 2020 according to IMS Health data, a 6.8% growth over 2019 prescriptions. Injectables are the predominant dosage form in this market in terms of annual prescriptions written. The historical growth in the market was driven by increasing recognition by both patients and providers of the prevalence of hypogonadism and its far-reaching medical consequences. Additionally top TRT treatments were marketed by AbbVie Inc. (“AbbVie”) and Eli Lilly and Company (“Lilly”) until the respective products went generic.

Product Candidates

Our current portfolio includes our most advanced product candidate, TLANDO, an oral TRT product candidate, which received tentative approval from the FDA on December 8, 2020. TLANDO has not received final approval and is not eligible for final approval to market in the U.S. until the expiration of the exclusivity period previously granted to Clarus Therapeutics, Inc. with respect to Jatenzo®, which expires on March 27, 2022. Additionally, we are in the process of establishing our pipeline of other clinical candidates including an oral androgen therapy for the treatment of non-cirrhotic NASH, LPCN 1144, a next-generation potential once daily oral TRT, TLANDO XR, an androgen therapy for the treatment of NASH cirrhosis, LPCN 1148, and an oral therapy for the prevention of preterm birth, LPCN 1107.

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

TLANDO: An Oral Product Candidate for Testosterone Replacement Therapy

Our most advanced product, TLANDO, is an oral formulation of the chemical, TU, which is an eleven carbon side chain attached to T. TU is an ester prodrug of T. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, T is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and more recently TU has received regulatory approval in the United States for delivery via intra-muscular injection and in oral dosage form. We are using our proprietary technology to facilitate steady gastrointestinal solubilization and absorption of TU. Proof of concept was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott Products, Inc. ("Abbott"). Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

NDA PDUFA Outcome

On December 8, 2020 we received tentative approval from the FDA regarding our NDA filed in February 2020 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. In granting tentative approval, the FDA concluded that TLANDO has met all required quality, safety and efficacy standards necessary for approval. However, TLANDO has not received final approval and is not eligible for final approval to market in the U.S. until the expiration of the exclusivity period previously granted to Clarus Therapeutics, Inc. with respect to Jatenzo®, which expires on March 27, 2022. We are currently reviewing the FDA’s tentative approval of TLANDO and remain committed to taking appropriate actions with the goal of receiving final approval to permit the launch of TLANDO. Under the PREA, if TLANDO receives full approval, we will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA has also required us to conduct certain post-marketing studies including: (i) conduct an appropriately designed label comprehension study that assesses patient understanding of key risk messages in the Medication Guide for TLANDO and (ii) conduct an appropriately designed one-year trial to evaluate development of adrenal insufficiency with chronic TLANDO therapy. The timetables for these post-marketing requirements will be established at the time of full approval of TLANDO. We are currently evaluating multiple commercial alternatives with TLANDO, should it receive FDA approval, including out-licensing TLANDO to a third-party, launching TLANDO on our own, or launching TLANDO on our own with the assistance from a “risk share” partner.

Recent Competition Update

On March 27, 2019, Clarus’ product JATENZO®, an oral TU product, was approved by the FDA and also received three years of data exclusivity. On February 10, 2020, Clarus announced that JATENZO® has been launched and is commercially available. Based on the FDA’s tentative approval of TLANDO, we will not be able to begin marketing TLANDO until March 27, 2022, the expiration of the exclusivity period granted to Clarus with respect to JATENZO®.

Additionally, our competitors may introduce other T-replacement therapies. For example, on January 5, 2021 Marius Pharmaceuticals, Inc. (“Marius”) submitted a NDA to the FDA seeking approval of KYZATREX®, its novel oral TU soft gelatin capsule for the treatment of primary and secondary hypogonadism in adult men.

We are also aware of other pharmaceutical companies that have T-replacement therapies or testosterone therapies in development that may be approved for marketing in the United States or outside of the United States.

Based on publicly available information, we believe that several other T-replacement therapies that would be competitive with TLANDO are in varying stages of development, some of which may be approved, marketed and/or commercialized prior to TLANDO. These therapies include T-gels, oral-T, an aromatase inhibitor, a new class of drugs called Selective Androgen Receptor Modulators and hydroalcoholic gel formulations of Dihydrotestosterone (“DHT”).

LPCN 1144: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH

We are currently evaluating LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU, for the treatment of non-cirrhotic NASH. NASH is a more advanced state of non-alcoholic fatty liver disease (“NAFLD”) and can progress to a cirrhotic liver and eventually hepatocellular carcinoma/ liver cancer. Twenty to thirty percent of the U.S. population is estimated to suffer from NAFLD and fifteen to twenty percent of this group progress to NASH, which is a substantially large population that lacks effective therapy. Currently, there are no FDA approved treatments for NASH, a silent killer that affects ~30 million Americans. Approximately 50% of NASH patients are in adult males and the number of NASH cases is projected to increase 63% from 16.5 million cases in 2015 to 27.0 million cases in 2030. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/NASH.

History of Liver Disease

The liver is the largest internal organ in the human body and its proper function is indispensable for many critical metabolic functions, including the regulation of lipid and sugar metabolism, the production of important proteins, including those involved in blood clotting, and purification of blood. There are over 100 described diseases of the liver, and because of its many functions, these can be highly debilitating and life-threatening unless effectively treated. Liver diseases can result from injury to the liver caused by a variety of insults, including hepatitis C virus (“HCV”), hepatitis B virus (“HBV”), obesity, chronic excessive alcohol use or autoimmune diseases. Regardless of the underlying cause of the disease, there are important similarities in the disease progression including increased inflammatory activity and excessive liver cell apoptosis, which if unresolved leads to fibrosis. Fibrosis, if allowed to progress, will lead to cirrhosis, or excessive scarring of the liver, and eventually reduced liver function. Some patients with liver cirrhosis have a partially functioning liver and may appear asymptomatic for long periods of time, which is referred to as decompensated liver disease. Decompensated liver disease is when the liver is unable to perform its normal functions. Many people with active liver disease remain undiagnosed largely because liver disease patients are often asymptomatic for many years.

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

Relationship between Hypogonadism and NAFLD

Preclinical and clinical studies in the NAFLD/NASH literature have shown the prevalence of testosterone deficiency across the NAFLD/NASH histological spectrum wherein low testosterone was independently associated with NAFLD/NASH with an inverse relationship between testosterone and NAFLD/NASH symptom severity. A recent National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”) report suggests that 75% of biopsy confirmed NASH subjects have less than 372 ng/dL of total testosterone and that the degree of fibrosis severity is inversely related to free testosterone levels; thus, providing a good rationale for testing LPCN 1144 in adult NASH patients regardless of their hypogonadal status. We have received clearance from the FDA to clinically investigate LPCN 1144 in an expanded target population of adult male NASH patients. Specifically, the FDA waived the limitation of only testing LPCN 1144 in NASH subjects with total testosterone levels below 300 ng/dL (threshold for hypogonadism).

Post hoc analyses of our existing clinical trials in subjects with comorbidities typically associated with NASH comorbidities indicate that testosterone therapy significantly and consistently reduced elevated levels of key serum biomarkers (liver function enzymes and serum triglyceride) generally associated with NAFLD/NASH.

Current Status

We have initiated the LiFT Phase 2 clinical study in confirmed non-cirrhotic NASH subjects. The LiFT clinical study is a prospective, multi-center, randomized, double-blind, placebo-controlled multiple-arm study in biopsy-confirmed hypogonadal or eugonadal male NASH subjects with grade F1/F3 fibrosis and a NAFLD Activity Score (“NAS”) ≥ 4 with a 36-week treatment period. The LiFT clinical study enrolled 56 biopsy confirmed NASH male subjects. Subjects were randomized 1:1:1 to one of three arms (Treatment A is a twice daily oral dose of 142 mg testosterone equivalent, Treatment B is a twice daily oral dose of 142 mg testosterone equivalent formulated with 217 mg of d-alpha tocopherol equivalent, and the third arm is twice daily matching placebo). We currently expect 36-week biopsy data will be available in the third quarter of 2021.

The primary endpoint of the LiFT clinical study is change in hepatic fat fraction via MRI-PDFF and exploratory liver fat/marker end points post 12 weeks of treatment. Additionally, key secondary endpoints post 36 weeks of treatment include assessment of histological change for NASH resolution and/or fibrosis improvement as well as liver fat data.

Additionally, subjects will have access to LPCN 1144 through an open label extension study. The extension study will enable the collection of additional data on LPCN 1144 for up to a total of 72 weeks of therapy

Treatments with LPCN 1144 post 12 weeks of treatment resulted in robust liver fat reduction, assessed by MRI-PDFF, and showed improvement of liver injury markers with no observed tolerability issues. Inclusion of d-alpha tocopherol formulated with the testosterone prodrug resulted in additional liver benefits, notably improved key liver markers without compromising tolerability.

Key results are presented in the following tables:

Table 1. Mean absolute liver fat using MRI-PDFF in all subjects (n=56)* at Week 12.

Treatment	Change from baseline (CBL)		Placebo-adjusted CBL
	%	p-value	%	p value
A (n = 18)	-7.7	<0.0001	-6.1	0.0001
B (n = 19)	-9.2	<0.0001	-7.5	<0.0001
Placebo (n = 19)	-1.7	NS	n/a	n/a

* Missing data was obtained using Multiple Imputation

NS: Not significant (p > 0.05)

Table 2. Mean relative liver fat using MRI-PDFF at Week 12 in subjects (n=52) with liver fat ≥ 5% at baseline.*

Treatment	Change from baseline (CBL)		Placebo-adjusted CBL
	%	p value	%	p value
A (n = 17)	-40.0	<0.0001	-30.0	0.0002
B (n = 17)	-46.9	<0.0001	-37.0	<0.0001
Placebo (n = 18)	-9.9	NS	n/a	n/a

* Based on available data.

Table 3. Responders with > 30% Relative Reduction in Liver Fat at Week 12, Intent to Treat Dataset (n=56)*.

Treatment	Responder (% of subjects)	p value vs Placebo
A (n = 18)	66.7	0.0058
B (n = 19)	63.2	0.0026
Placebo (n = 19)	15.8

* Subjects with missing data are considered non-responders

Table 4. Average changes in key serum liver injury markers ALT and AST at Week 12 (n=52)*.

	ALT (U/L)				AST (U/L)
Treatment	Absolute		Placebo-Adjusted Absolute		Absolute		Placebo-Adjusted Absolute
	CBL	p value vs BL	CBL	p value vs Placebo	CBL	p value vs BL	CBL	p value vs Placebo
A (n = 16)	-9.4	0.0054	-11.1	0.0164	-4.9	0.0402	-7.7	0.0216
B (n = 19)	-22.4	<0.0001	-24.1	<0.0001	-10.4	<0.0001	-13.2	0.0001
Placebo (n = 17)	1.8	NS	n/a	n/a	2.8	NS	n/a	n/a

* All available data

During the 12 weeks of treatment, the observed rate and severity of Treatment Emergent Adverse Events (“TEAEs”) in both the LPCN 1144 treatment arms were comparable to the placebo arm. Three subjects in the placebo group and one subject in the combined treatment arms discontinued study drug due to TEAEs. We currently expect 36-week biopsy data will be available in the third quarter of 2021.

Previous to the LiFT clinical study, we completed a 16-week POC liver imaging clinical study to assess liver fat changes in hypogonadal men at risk of developing NASH using MRI-PDFF technique. Treatment results from the POC liver imaging study demonstrated that 48% of the treated NAFLD subjects, defined as baseline liver fat of at least 5%, had NAFLD resolution, defined as liver fat <5% post treatment. Additionally, 100% of the subjects experiencing NAFLD resolution had at least a 35% relative liver fat reduction from baseline with a relative mean liver fat reduction of 55% in this group. Further results from the POC liver fat clinical study after 16 weeks of treatment are as follows:

Baseline Liver Fat %	Mean Liver Fat % at	Relative Reductions at EOS		Responder Rate** at
Category, n	Baseline	Mean %	Median %	EOS, %
At least 10%, n=8	20.5	40	39	75
At least 8%, n=10	18.3	42	42	80
At least 5%, n=21	12.1	33	41	71

**Based on subjects who experienced at least a 30% reduction in liver fat from baseline.

TLANDO XR: A Next-Generation Long-Acting Oral Product Candidate for TRT

TLANDO XR is a next-generation, novel ester prodrug of testosterone comprised of TT which uses the Lip’ral technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of TLANDO XR along with safety and tolerability of TLANDO XR and its metabolites following oral administration of single and multiple doses in hypogonadal men. The Phase 2b clinical trial was a randomized, open label, two-period, multi-dose PK study that enrolled hypogonadal males into five treatment groups. Each of the 12 subjects in a group received treatment for 14 days. Results of the Phase 2b study suggest that the primary objectives were met, including identifying the dose expected to be tested in a Phase 3 study. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, TLANDO XR was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study.

Additionally in October 2014, we completed a Phase 2a POC study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with TLANDO XR in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28-day dosing period on multi-dose exposure. Overall, TLANDO XR was well tolerated with no serious AE’s reported.

We have also completed a preclinical toxicology study with TLANDO XR in dogs.

In February 2018 we had a meeting with the FDA to discuss these pre-clinical results and to discuss the Phase 3 clinical study and path forward for TLANDO XR. Based on the results of the FDA meeting and additional pre-clinical trials conducted after the FDA meeting, we have proposed a Phase 3 protocol for TLANDO XR and have solicited FDA feedback. Based on initial FDA feedback, we expect the Phase 3 clinical trial design to follow the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines and will include a three-month efficacy treatment period and a one-year safety component for up to 100 subjects. We continue to refine the Phase 3 protocol and plan to request FDA approval of the protocol once it is finalized. Additionally, the FDA previously requested that a food effect study needs to be completed, and that ambulatory blood pressure monitoring (“ABPM”) be included as part of the Phase 3 clinical study. We anticipate the next steps in developing TLANDO XR will be to scale up the formulation and conduct a food effect study with TLANDO XR. We are also exploring the possibility of licensing TLANDO XR to a third party, although no licensing agreement has been entered into by us.

LPCN 1148: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of Cirrhosis

Cirrhosis is end-stage NAFLD for which there is no FDA approved drug treatment. Liver cirrhosis is estimated to affect in excess of 600,000 Americans, with men affected at twice the rate of women, and results in approximately 45,000 deaths every year. Due to a lack of available organs, only a third of waitlisted patients are getting liver transplants, and patients that do receive a transplant are increasingly being described as frail. Low testosterone affects up to 90% of cirrhotic men, and is a predictor of mortality and increased adverse events including ascites, hepatic encephalopathy, and clinically significant portal hypertension.

We are currently formulating plans to conduct a POC study in male cirrhotic subjects through consultations with the FDA and key opinion leaders to evaluate the therapeutic potential of LPCN 1148 for the treatment of cirrhotic subjects. On May 5, 2020 the FDA accepted our Investigational New Drug application ("IND") to initiate a Phase 2 POC study to evaluate the therapeutic potential of LPCN 1148 for the treatment of liver cirrhosis in adult male cirrhotic patients. The planned Phase 2 clinical study is a prospective, multi-center, randomized, placebo-controlled 52-week study in male cirrhotic patients that are on the liver transplant list.

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

We have completed a multi-dose PK dose selection study in pregnant women. The objective of the multi-dose PK selection study was to assess HPC blood levels in order to identify the appropriate LPCN 1107 Phase 3 dose. The multi-dose PK dose selection study was an open-label, four-period, four-treatment, randomized, single and multiple dose, PK study in pregnant women of three dose levels of LPCN 1107 and the injectable intramuscular ("IM") HPC (Makena®). The study enrolled 12 healthy pregnant women (average age of 27 years) with a gestational age of approximately 16 to 19 weeks. Subjects received three dose levels of LPCN 1107 (400 mg BID, 600 mg BID, or 800 mg BID) in a randomized, crossover manner during the first three treatment periods and then received five weekly injections of HPC during the fourth treatment period. During each of the LPCN 1107 treatment periods, subjects received a single dose of LPCN 1107 on Day 1 followed by twice daily administration from Day 2 to Day 8. Following completion of the three LPCN 1107 treatment periods and a washout period, all subjects received five weekly injections of HPC. Results from this study demonstrated that average steady state HPC levels (Cavg0-24) were comparable or higher for all three LPCN 1107 doses than for injectable HPC. Additionally, HPC levels as a function of daily dose were linear for the three LPCN 1107 doses. Also, unlike the injectable HPC, steady state exposure was achieved for all three LPCN 1107 doses within seven days. We have also completed a POC Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015 and a POC Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. These studies were designed to determine the PK and bioavailability of LPCN 1107 relative to an IM HPC, as well as safety and tolerability.

A traditional pharmacokinetics/pharmacodynamics (“PK/PD”) based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting and subsequent guidance meetings with the FDA to define a pivotal Phase 2b/3 development plan for LPCN 1107. However, these discussions will need to be updated based on recent developments with Covis Group’s (“Covis”) Makena®. We plan to resume our interactions with the FDA to discuss our pivotoal Phase 2b/3 clinical trial design and better understand next steps to advance LPCN 1107. Additionally, a pivotal Phase 2b/3 study will not occur until the results from a planned food-effect study with LPCN 1107 are reviewed by the FDA, though manufacturing scale-up work for LPCN 1107 has been completed.

We do not anticipate the initiation of a pivotal Phase 2b/3 study with LPCN 1107 to occur in 2021until additional clarity from the FDA is obtained with regards to Makena or the product candidate is out-licensed. We may conduct the required food effect clinical study in advance of receiving clarity on Makena. We are also exploring the possibility of licensing LPCN 1107 to a third party, although no licensing agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on acceptable terms.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Recent Competition Update

On October 5, 2020, the FDA’s Center for Drug Evaluation and Research (“CDER”) proposed that Makena be withdrawn from the market because the PROLONG trial failed to verify the clinical benefit of Makena and concluded that the available evidence does not show Makena is effective for its approved use. Upon withdrawal of Makena, the FDA would also withdraw all abbreviated new drug applications for drug products containing hydroxyprogesterone caproate that reference Makena as their referenced listed drug. CDER issued AMAG, the NDA holder at the time, a notice of an opportunity for a hearing (“NOOH”) to withdraw approval of Makena, for which AMAG responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of Makena’s treatment and the public health implications of withdrawing approval.  The FDA Commissioner granted a hearing, and the process is expected to take months. During this time, Makena and the approved generics of Makena will remain on the market until the FDA makes a final decision about these products.

Currently, Makena and the approved generics of Makena are the only products approved for the prevention of recurrent preterm birth.

The FDA also indicated that it intends to hold a meeting with experts in obstetrics, neonatal care, and clinical trial design to discuss how to facilitate development of effective and safe therapies to treat preterm birth.

Research and Development

We currently have five products in our development pipeline (TLANDO, LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107) and we continue to conceptualize and discuss new indications for current products as well as new development opportunities. In 2020 and 2019, we spent $9.7 million and $7.5 million, respectively, on research and development.

Competition

Testosterone Market Overview

The gel-based testosterone replacement products that are currently available include AbbVie’s AndroGel® , Lilly’s Axiron® Topical Solution and Endo’s Testim® and Fortesta® along with their respective authorized generics as well as the equivalent generic versions of each. Transdermal patches include Allergan’s Androderm®. Intramuscular forms of testosterone also exist although commercialized mostly in generic forms by multiple companies and in branded form as Aveed® by Endo. Additionally, Endo markets the buccal testosterone replacement therapy Striant® and the Testopel® implantable testosterone pellets, which it acquired from Auxillium in 2015. Antares Pharma, Inc. markets a sub-cutaneous weekly auto-injector testosterone therapy, Xyosted™. Aytu BioScience Inc. markets an intranasal testosterone therapy, Natesto®, which it licensed from Acerus Pharmaceuticals in 2016. Finally, Clarus markets an oral TRT, JATENZO®, which received approval in March 2019.

Currently, intramuscular injections have the highest market share in the testosterone replacement market in terms of annual prescriptions. While gels are also widely-used form of TRT, there is a risk of transference; additionally, the gels are messy to apply and have significant compliance issues leading to high rates of discontinuance among patients. Additionally, certain intramuscular injections have the potential to cause pulmonary embolisms as well as cause injection site reactions, scarring, pain and risk of infection in patients. We believe a safe and effective oral therapy could potentially increase patient convenience and compliance, while eliminating the testosterone transference risk associated with gels and injection site reaction of injectables.

The FDA has granted a therapeutic equivalence rating of AB to “generic” versions of approved products which have been approved via a 505(b)(2) NDA. In July 2014, FDA granted the AB rating to Perrigo’s 1% testosterone gel drug product (NDA 203098) approved in January 2013, and a BX rating to Teva’s 1% gel drug product (NDA 202763) approved in February 2012. Each are versions of AbbVie’s AndroGel 1.0% and employed 505(b)(2) submissions citing AndroGel as their reference listed drugs. Teva’s version was found to be bioinequivalent to AndroGel, hence the BX rating. Upsher-Smith Laboratories also received approval for a version of Endo’s Testim (Vogelxo™; NDA 204399) in June 2014 using the same pathway. In January of 2015, the FDA determined that Vogelxo™ is therapeutically equivalent to Testim and received an AB rating. In August 2015, the FDA granted AB rating to Perrigo’s 1.62% testosterone gel drug product (NDA 204268) which also received FDA approval in August 2015. Lilly and Acrux’s Axiron had patent expiry in February 2017. On July 6, 2017, Acrux confirmed that a generic version of Axiron® Topical Solution, 30 mg/1.5 mL (Testosterone Topical Solution, 30 mg/1.5 mL) has been launched in the United States by Perrigo Company plc. Acrux also confirmed the availability of an authorized generic version of Axiron in the United States, through a marketing and distribution agreement between Lilly and Company and a leading authorized generics company

Other Therapies in Development

Recently there has been increased interest in developing oral TRT’s therapies as well as testosterone therapies which are not considered testosterone replacement and as such will need to achieve efficacy endpoints in addition to endpoints related to serum testosterone levels that are required for testosterone replacement therapies.

Marius is developing an oral TU as a testosterone replacement therapy for the treatment of hypogonadism in men as well as in the treatment of Constitutional Delay of Growth and Puberty in adolescent boys (14-17 years of age). Marinus submitted a NDA to the FDA in January 2021 for its product, Kyzatrex™, its novel oral TU soft gelatin capsule for the treatment of hypogonadism in adult men.

Mereo BioPharma Group Ltd. is currently developing BGS649, a once weekly aromatase inhibitor, for first-line therapy for the treatment of male infertility associated with  hypogonadotropic hypogonadism (“HH”).

TesoRx Pharma LLC is developing an oral bio-identical testosterone, TSX-002, for the treatment of Constitutional Delay of Growth and Puberty. Phase 2 clinical studies have been conducted. TesoRx is also developing a potential once-daily oral TU product candidate, TSX-049, as a testosterone replacement therapy for the treatment of hypogonadism in men. TSX-049 is still in pre-clinical development.

NASH Market Overview

There are currently no medications approved for the treatment of NASH. However, various therapeutics are used off-label for the treatment of NASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodeoxycholic acid. There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of NASH, including FGF21 Stimulants such as BIO89-100 (89bio), Efruxifermin (EFX; Akero Therapeutics), Pegbelfermin (Bristol Myers Squibb/Ambrx Inc.); FGF19 Analog:Aldafermin (NGM Biopharmaceuticals); FXR Agonists: Tropifexor (Novartis), EDP-305 (Enata Pharmaceuticals), PXL007/EYP001 (Poxel/Enyo Pharma:) Glucagon-like Peptide-1 (GLP-1) Agonist: Semaglutide (Novo Nordisk); Peroxisome Proliferator-activated Receptor (PPAR) Regulator: Lanifibranor (Inventiva);THR-β Agonis:t VK2809 (Viking Therapeutics), and Resmetirom (Madrigal Pharmaceuticals).

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

Hydroxyprogesterone caproate, or HPC, Preterm Birth, or PTB, Market Overview

PTB is defined as delivery before 37 weeks of gestation. The only approved therapy for prevention of PTB in women with a prior history of at least one preterm birth (~180,000 pregnancies annually) is a weekly intramuscular injection of HPC, marketed by Covis under the brand name Makena®. The FDA granted a 7-year orphan drug exclusivity to Makena in February 2011 because the product is intended to treat “rare diseases or conditions” defined as a condition that affects fewer than 200,000 persons in the United States which expired in February 2018. Generic versions of the intermuscular injection of Makena became available during 2018. In order to protect market share, Covis also developed a subcutaneous auto-injector for Makena that received FDA approval on February 14, 2018. Treatment with Makena is initiated in pregnant women between week 16 and week 20 of pregnancy and is continued until up to delivery or week 37, whichever is earlier. The intramuscular injection is administered by a healthcare provider using a 21-gauge needle into the gluteus muscle, alternating sides each week. The intramuscular injections are associated with significant pain, discomfort and associated injection site reactions. The subcutaneous auto-injector for Makena eliminates the need to travel weekly to a healthcare provider to have the injection administered. Covis has disclosed that the completed confirmatory trial for Makena did not demonstrate a statistically significant difference between the treatment and placebo arms for the co-primary endpoints of reducing the risk of recurrent preterm birth or improving neonatal mortality and morbidity. On October 29, 2019 a Meeting of the Bone, Reproductive and Urologic Drugs Advisory Committee was held to consider the trial’s findings and the sNDA in the context of AMAG Pharmaceuticals’ confirmatory study obligation. While the committee discussed multiple questions, in a mixed vote on the key question, nine advisory committee members voted to recommend that the FDA pursue withdrawal of approval for Makena and seven committee members voted to leave the product on the market under accelerated approval and require a new confirmatory trial.  Among the clinicians on the advisory committee, five of the six who practice obstetrics voted to keep Makena on the market and generate more data. On October 5, 2020, the FDA’s CDER proposed that Makena be withdrawn from the market because the PROLONG trial failed to verify the clinical benefit of Makena and concluded that the available evidence does not show Makena is effective for its approved use.

CDER issued AMAG, the NDA holder at the time, a NOOH to withdraw approval of Makena, for which AMAG Pharmaceuticals responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of Makena’s treatment and the public health implications of withdrawing approval.  The FDA Commissioner granted a hearing, and the process is expected to take months. During this time, Makena and the approved generics of Makena will remain on the market until the FDA makes a final decision about these products.

Covis, formerly AMAG Pharmaceuticals, acquired Makena from Lumara Health Inc. in November 2014 for an upfront consideration of $675.0 million ($600.0 million in cash and $75.0 million in AMAG Pharmaceuticals stock) and additional contingent consideration of up to $350.0 million based on achievement of certain sales milestones.

Manufacturing Agreement

On March 3, 2016, we entered into a Commercial Manufacturing Services and Supply Agreement (the “Manufacturing Agreement”) with M.W. Encap Ltd. (“Encap”), a United Kingdom based contract manufacturer, a division of Capsugel Dosage Form Solutions which is a subsidiary of Lonza. On January 19, 2021, Lonza announced that it plans to sell its Encap site to European pharmaceutical contract manufacturer NextPharma, Pursuant to the Manufacturing Agreement, Encap has agreed to manufacture and supply bulk commercial quantities of TLANDO. From the effective date of the Manufacturing Agreement through the fifth anniversary of the date that FDA approval is obtained for the sale and marketing of TLANDO in the United States unless earlier terminated, we have agreed to purchase a minimum of TLANDO on an annual basis from Encap once we receive commercial approval on the basis of a 12-month rolling commercial forecast in which the first 3 months of each rolling forecast are binding on us. Such forecast may be subsequently increased or decreased by us pursuant to the terms of the Manufacturing Agreement.

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

Additionally, we entered into an Agreement for the Manufacture of TU Liquid Fill Capsules and the Conduct of an ICH Stability Study in Support of Product Registration with Encap pursuant to which Encap manufactured and supplied to us a total of six lots of TLANDO capsules under current good manufacturing practices. These lots were used in Lipocine’s Phase 3 study for TLANDO. If Encap is unable to produce sufficient capsules for our future clinical trials or to support demand for TLANDO if it becomes commercially available, our revenue and profitability would be adversely affected.

Intellectual Property

Drug Delivery Technologies for Lipophilic Drug Substances

Our patent portfolio is directed to various types of compositions and methods for delivery of lipophilic drugs, which are drugs that are soluble in lipids. Our least product candidate, TLANDO, is an oral formulation of the lipophilic prodrug TU, utilizing our proprietary technology for improved delivery of lipophilic therapeutic agents As of March 10, 2021, our intellectual property patent portfolio is as follows:

•	14 issued patents in the US related to Oral TU with 2029-2030 expiration dates;

•	2 U.S. patent applications related to Oral TU with potential expiration dates, if issued, in 2029;

•	8 U.S. patent applications related to Oral TU with potential expiration dates, if issued, in 2030;

•	6 U.S. patent applications related to Oral TU with potential expiration dates, if issued, in 2035-2040;

•	3 issued U.S. patents related to TLANDO XR with expiration dates in 2035-2037;

•	5 U.S. patent applications related to TLANDO XR, with potential expiration dates, if issued, in 2029-2037;

•	7 U.S. patents related to LPCN 1107 with expiration dates in 2031;

•	3 U.S. patent applications related to LPCN 1107 with potential expiration dates, if issued, in 2031-2036;

•	1 issued patent related to Oral TU in the following countries: India, Mexico, Japan, Canada and Australia that expires in 2030;

•	1 issued patent related to Oral TU in the following countries: Australia, Canada and Japan that expires in 2024;

•	1 issued patent related to Oral TU in in the following countries: Australia, Canada, and New Zealand that expires in 2026;

•	1 patent application related to Oral TU in the following countries: Europe, Brazil, and Hong Kong, that if issue, will expire in 2030;

•	1 patent application related to Oral TU in the following countries: China and Russia, that if issue, will expire in 2035;

•	1 patent application related to Oral TU in the following countries: Europe and Japan, that if issue, will expire in 2037;

•	1 patent application related to TLANDO XR in the following countries: Europe and Japan, that if issue, will expire in 2037;

•	1 issued patents or applications related to TLANDO XR in the following countries: Argentina, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Uruguay, Paraguay, Venezuela, and South Africa, that expires or will expire, if issued, in 2030;

•	1 patent application related to TLANDO XR in the following countries: Australia, Brazil, Canada, China, Europe, India, Indonesia, Israel, Japan, Mexico, New Zealand, Russia, South Korea and South Africa, that, if issued, will expire in 2035;

•	1 issued patent or application related to LPCN 1107 in the following countries: Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, and South Africa that expires, or will expire if issued, in 2032;

•	1 patent application related to LPCN 1107 in the following countries: Australia, Brazil, China, Europe, Indonesia, Israel, Japan, Mexico, New Zealand, Philippines and South Africa that will expire, if issued in 2036;

•	2 U.S. Patent applications related to LPCN 1144/1148 and one Patent Cooperation Treaty (“PCT”) application; and

•	A U.S. patent related to progesterone formulations that expires in 2031.

We also hold license rights in fields other than cough and cold, to 2 U.S. patents and 1 U.S. applications (and related foreign patents and applications) that we previously assigned to Spriaso LLC, which could be possibly used with future product candidates.

We currently do not have patent protection for TLANDO in many countries, including territories such as India, Russia, and China, and we will be unable to prevent patent infringement in those countries unless we can file patent applications and obtain patents in those countries that cover TLANDO. Additionally, we multiple U.S. patents that could be listed in the FDA Orange Book for TLANDO that are expected to expire in 2029 and 2030. If we are marketing the TLANDO product at the time the patents expire and have no other issued U.S. patents covering the product, then we will lose certain advantages that come with FDA Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the 6 patents.

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

It takes many years for a typical experimental drug to go from concept to approval. The process required by the FDA before a pharmaceutical product may be marketed in the United States generally includes the following:

•	Completion of preclinical laboratory tests and animal studies. The latter often conducted according to GLPs or other applicable regulations, as well as synthesis and drug formulation development leading ultimately to clinical drug supplies manufactured according to cGMPs;

•	Submission to the FDA of an IND, which must be submitted to the FDA and become effective before human clinical trials may begin in the United States;

•	Performance of adequate and well-controlled human clinical trials according to the FDA’s current GCPs, to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

•	Submission to the FDA of an NDA for a new pharmaceutical product;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s cGMP to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and FDA approval is inherently uncertain.

Preclinical Studies: Prior to preclinical studies, a research phase takes place which involves demonstration of target and function, design, screening and synthesis of agonists or antagonists. Preclinical studies include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to evaluate efficacy and activity, toxic effects, PKs and metabolism of the pharmaceutical product candidate and to provide evidence of the safety, bioavailability and activity of the pharmaceutical product candidate in animals. The conduct of the preclinical safety evaluations must comply with federal regulations and requirements including GLPs. The results of the formal IND-enabling preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature as well as the comprehensive descriptions of proposed human clinical studies, are then submitted as part of the IND application to the FDA.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

Phase 1 Clinical Trials: Phase 1 clinical trials are usually first-in-man trials, take approximately one to two years to complete and are generally conducted on a small number of healthy human subjects to evaluate the drug’s activity, schedule and dose, PKs and pharmacodynamics. However, in the case of life-threatening diseases, such as cancer, the initial Phase 1 testing may be done in patients with the disease. These trials typically take longer to complete and may provide insights into drug activity.

Phase 2 Clinical Trials: Phase 2 clinical trials can take approximately one to three years to complete and are carried out on a relatively small to moderate number of patients (as compared to Phase 3) in a specific indication. The pharmaceutical product is evaluated to preliminarily assess efficacy, to identify possible adverse effects and safety risks, and to determine optimal dose, regimens, PKs, pharmacodynamics and dose response relationships. This phase also provides additional safety data and serves to identify possible common short-term side effects and risks in a larger group of patients. Phase 2 clinical trials sometimes include randomization of patients.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including, but not limited, to the Centers for Medicare and Medicaid Services and other divisions of the United States government, including the U.S. Federal Communications Commission, the Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, if a drug product is reimbursed by Medicare, Medicaid, or other federal or state healthcare programs, our Company, including our sales, marketing and scientific/educational grant programs, among others, must comply with federal healthcare laws, including, but not limited to, the federal Anti-Kickback Statute, false claims laws, civil monetary penalties laws, healthcare fraud and false statement provisions and data privacy and security provisions under the Health Insurance Portability and Accountability Act, or HIPAA, the Physician Payment Sunshine Act, and any analogous state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 (“OBRA”), and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Among other things, OBRA requires drug manufacturers to pay rebates on prescription drugs to state Medicaid programs and empowers states to negotiate rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. Additionally, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”) substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, ACA establishes: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There may continue to be additional proposals relating to the reform of the U.S. healthcare system, in the future, some of which could further limit coverage and reimbursement of drug products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements may apply.

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

Related Party Transaction

On July 23, 2013, we entered into assignment/license and services agreements with Spriaso, an entity that is majority-owned by Mahesh V. Patel, Gordhan Patel, John W. Higuchi, Dr. William I. Higuchi, and their affiliates. Mahesh V. Patel is our President and Chief Executive Officer and Chairman of our Board of Directors. Mr. Higuchi is a member of our Board of Directors and Gordhan Patel and Dr. Higuchi, former Board members, were each members of our Board of Directors at the date the license and agreements were entered into.

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

Employees

As of December 31, 2020, we had 11 full time employees and we also utilize the services of consultants on a regular basis. Six employees are engaged in drug development activities and five are in general and administration functions and all of our employees work out of our Salt Lake City facility. The Company continually evaluates the business need and opportunity and balances in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.  None of our employees are represented by labor unions or covered by collective bargaining agreements and we consider our relations with our employees to be good.

We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity.

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

Risk Factors Summary

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Risks Relating to Our Business and Industry

•	the timelines of our clinical trials;

•	the regulatory approval, success, and commercialization of our lead product candidate, TLANDO;

•	the possibility that T-replacement therapies could be found to create, or could be perceived to create, health risks;

•	any possible failure to obtain adequate healthcare reimbursement for our products;

•	competition in the TRT market, including the entrance of generic T-gels into the market;

•	our ability to commercialize TLANDO may be limited;

•	successfully commercialization of our product candidates internally or through collaborators;

•	the early stage of development of LPCN 1144, LPCN 1107, and TLANDO XR;

•	the early stage of development of our research and development programs and processes;

•	the regulation requirements for our product candidates;

•	the possibility that we may never receive regulatory approval to market our products outside the United States;

•	the stringent government regulations concerning the clinical testing of our products;

•	the market’s acceptance of our products;

•	physicians and patients using other products may not switch to our product;

•	the possibility that regulatory agencies could find that we have improperly promoted off-label uses;

•	any possible failure to comply with federal and state healthcare laws;

•	the ongoing outbreak of coronavirus around the world;

•	our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel;

•	difficulties in managing the growth of the Company;

•	re-importation of drugs from foreign countries into the United States by our competitors;

•	any product liability claims;

•	any failure to comply with the Controlled Substances Act;

•	the defense and resolution of any litigation;

•	cyber security risks;

Risks Related to Our Dependence on Third Parties

•	our reliance on third-party contractors and service providers for the execution of some aspects of our development programs;

•	our reliance on contract research organizations or other third parties to assist us in conducting clinical trials;

•	our reliance on suppliers for the active and inactive ingredients for our products;

•	our ability to establish successful collaborations for our products;

Risks Related to Ownership of Our Common Stock

•	our stock price’s reaction to the results and timing of clinical trials, regulatory and other decisions;

•	the effectiveness of our internal control over financial reporting;

•	the cost and expense to comply with the requirements of being a public company;

•	the volatility of our share price;

•	fluctuations in the value of our warrants outstanding from the November 2019 Offering;

•	the possibility of delisting of our securities from the Nasdaq Capital Market;

•	anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law and our stockholder rights plan;

•	the right of the holders of the common warrants issued in the November 2019 Offering to right to receive the Black Scholes value of the warrants in the event of a fundamental transaction;

•	our decision not to pay dividends on our common stock;

•	our management and directors’ ability to exert influence over our affairs;

•	volatility in the trading price of our common stock;

•	any failure of securities or industry analysts to publish accurate research about our business;

Risks Relating to Our Financial Position and Capital Requirements

•	our need for and ability to obtain substantial additional capital in the future;

•	the covenants in our loan agreement or our failure to comply with such covenants;

•	our ability to generate sufficient cash flow to satisfy our significant debt service obligations;

•	potential dilution to our existing stockholders from raising any additional capital;

•	our inability to predict when we will generate product revenues or achieve profitability;

•	our incurrence of significant operating losses;

•	any fluctuation in our operating results;

Risks Relating to Our Intellectual Property

•	our ability to protect our intellectual property;

•	our ability to obtain additional protection under the Drug Price Competition and Patent Term Restoration Act;

•	the possibility of incurring substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, or our inability to protect our rights to our products and technology;

•	the cost and expense, and any unfavorable outcomes, resulting from any claims for infringing intellectual property rights of third parties;

•	the fact that we do not have patent protection for our product candidates in a significant number of countries;

•	our ability to comply with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies; and

•	the possibility that we may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

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

We depend primarily on the success of our lead product candidate, TLANDO, for which we recently received tentative approval from the FDA and which may not receive final regulatory approval or be successfully commercialized.

TLANDO is currently our only product candidate that has completed Phase 3 clinical trials, and our business currently depends primarily on its successful development, regulatory approval and commercialization, if final approval is obtained.

On December 8, 2020, the FDA informed us that it granted tentative approval to TLANDO for testosterone replacement therapy in adult males indicated for conditions associated with a deficiency or absence of endogenous testosterone: primary hypogonadism (congenital or acquired) and hypogonadotropic hypogonadism (congenital or acquired). In granting tentative approval, the FDA concluded that TLANDO has met all required quality, safety and efficacy standards necessary for approval, but TLANDO has not received final approval and is not eligible for final approval and marketing in the U.S. until the expiration of the exclusivity period previously granted to Clarus with respect to Jatenzo®, which expires on March 27, 2022. We will not be able to market TLANDO in the U.S. until that time. Such delay could adversely affect our ability to compete with other TRT products and have a material adverse effect on our business. In addition, we may not have sufficient resources to successfully commercialize TLANDO.

Under the PREA, if TLANDO receives full approval, we will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA has also required us to conduct certain post-marketing studies including: (i) conduct an appropriately designed label comprehension and knowledge study that assesses patient understanding of key risk messages in the Medication Guide for TLANDO and (ii) conduct an appropriately designed one-year trial to evaluate development of adrenal insufficiency with chronic TLANDO therapy. The timetables for these post-marketing requirements will be established at the time of full approval of TLANDO. We will incur additional costs to conduct these post-marketing studies, which could have a material adverse effect on our business and financial condition. If the results of these post-marketing studies are negative, our business could be adversely affected, including as a result of the withdrawal of FDA approval for TLANDO.

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

Any regulatory approval of TLANDO, once obtained, including the FDA’s tentative approval, may be withdrawn. Ultimately, the failure to obtain and maintain regulatory approvals would prevent TLANDO from being marketed and would have a material adverse effect on our business.

If T-replacement therapies are found, or are perceived, to create health risks, our ability to sell TLANDO and TLANDO XR could be materially adversely affected and our business could be harmed. Even if our TLANDO and our TLANDO XR are approved, physicians and patients may be deterred from prescribing and using T-replacement therapies, which could depress demand for TLANDO and TLANDO XR and compromise our ability to successfully commercialize TLANDO and TLANDO XR.

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

Following the FDA's announcement, the Endocrine Society, a professional medical organization, released a statement in February 2014 in support of further studies regarding the risks and benefits of FDA-approved T-replacement products for men with age-related T deficiency. Specifically, the Endocrine Society noted that large-scale randomized controlled trials are needed to determine the risks and benefits of T-replacement therapy in older men. In addition, the Endocrine Society recommended that patients should be informed of the potential cardiovascular risks in middle-aged and older men associated with T-replacement therapies. Also following the FDA's announcement, Public Citizen, a consumer advocacy organization, petitioned the FDA to add a "black box" warning about the increased risks of heart attacks and other cardiovascular dangers to the product labels of all T-replacement therapies. In addition, this petition urged the FDA to delay its decision date on approving Aveed, a long-acting T-injectable developed by Endo, which was subsequently approved by the FDA in March 2014. In July 2014, the FDA responded to the Public Citizen petition and denied the petition. Additionally, in June 2014 the FDA announced that it would require the manufacturers of testosterone drugs to update the warning label to include blood clots including deep vein thrombosis and pulmonary embolism.

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

The Advisory Committee also held a meeting on September 18, 2014 to evaluate the safety and efficacy of Jatenzo (previously Rextoro), an oral TU submitted to the FDA by Clarus for the proposed indication of T-replacement therapy. 18 of the 21 members of the Advisory Committee voted that the overall benefit/risk profile of Jatenzo was not acceptable to support approval for T-replacement therapy. The Advisory Committee agreed that an oral TU as a T-replacement therapy is promising and that it would be of great value to patients to have an oral treatment option, but they did not believe the current Jatenzo data supported approval.

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

On January 9, 2018, a Bone, Reproductive and Urologic Drugs Advisory Committee (“BRUDAC”) meeting was held for Jatenzo. The BRUDAC voted nine in favor and ten against the acceptability of the overall benefit/risk profile to support approval of Jatenzo as a TRT. Jatenzo, a competing oral TU TRT product candidate to TLANDO, has shown a clinically meaningful increase in blood pressure. The FDA may consider this blood pressure increase by a product with the same active ingredient as TLANDO to be an oral TU class effect. Therefore, irrespective of our TLANDO ABPM study findings, we may not be successful in overcoming the FDA’s belief that the increase in blood pressure is an oral TU class effect rather than a product candidate specific effect. This may result in a TLANDO non- approval, increased label warnings or agreeing to Risk Evaluation and Mitigation Strategies (“REMS”) and/or post approval label comprehension study as a condition for approval.

Additionally, the FDA convened a BRUDAC meeting on January 10, 2018 to evaluate the safety and efficacy of TLANDO as a T-replacement product. The BRUDAC voted six in favor and thirteen against the acceptability of the overall benefit/risk profile to support approval of TLANDO as a TRT and ultimately a complete response letter (“CRL”) was received from the FDA citing four deficiencies on May 8, 2018.

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

On December 8, 2020, the FDA tentatively approved TLANDO. As part of their approval, the FDA has required us to include certain warnings and precautions in our labeling for TLANDO, including a “black box warning,” including warnings relating to blood pressure increases and an indication that the safety and efficacy of TLANDO in males less than 18 years has not been established. These warnings may deter physicians and patients from using TLANDO after it has received final approval, which could adversely affect our business.

The FDA has also required us to conduct certain post-marketing studies to (i) assess patient understanding of key risks relating to TLANDO and (ii) evaluate development of adrenal insufficiency with chronic TLANDO therapy. We will incur additional costs to conduct these post-marketing studies, which could have a material adverse effect on our business and financial condition. In addition, negative from such studies could adversely affect our business and our ability to successfully commercialize TLANDO.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, ACA became law in the United States. ACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. The provisions of ACA of importance to our potential product candidates include the following:

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

The Department of Health and Human Services Office of Inspector General issued final regulations on November 30, 2020 to eliminate safe harbor protection under the anti-kickback statute for drug price reductions that pharmaceutical manufacturers pay to Medicare and Medicaid plan sponsors and their pharmacy benefit managers. The proposal reflects a clear intent to substantially alter many of the current drug discount and services compensation practices among pharmaceutical manufacturers and Medicare and Medicaid managed care organizations and their pharmacy benefit managers. The proposal also reflects a skepticism that current drug discount and compensation practices among manufacturers and pharmacy benefit managers are sufficiently transparent to health plans to ensure that all appropriate cost reductions and value is passed through to health plans and reflected in lower health plans costs and lower premiums for beneficiaries. The Biden Administration has delayed the effective date of this rule until January 1, 2023, and a lawsuit initiated by the Pharmaceutical Care Management Administration has challenged this final rule. If the regulation becomes effective, it could result in lower prices for pharmaceutical products in general.

The Centers for Medicare and Medicaid Services issued an interim final rule on November 20, 2020 that would tie prices for certain drugs under Medicare Part B to the lowest price for those drugs available in certain countries that are members of the Organization for Economic Co-operation and Development. This “most favored nation” drug pricing rule is also the subject of lawsuits, and a federal court has placed an injunction on the implementation of the rule. This rule, if finalized, could also result in lower prices for pharmaceutical products in general.

The Biden Administration will have the opportunity to address these regulations as well as drug pricing, health care access, and other health care reform issues. Any further legislative or administrative action to reduce reimbursement or health benefits to beneficiaries under the Medicare or Medicaid program could affect the payment we could collect from sale of any product in the United States.

We face substantial competition in the TRT market, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We expect to face significant competition for any of our product candidates, if approved. In particular, once final approval is obtained, TLANDO would compete in the T-replacement therapies market, which is competitive and currently dominated by the sale of T-gels in terms of sales dollars and T-injectables in terms of prescriptions. Our success will depend, in large part, on our ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral T-replacement therapies that compete with TLANDO. For example, because TU is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of TU administration that would be outside the scope of the claims of either our issued patents or our patent applications. This would enable their products to effectively compete with TLANDO, which could have a negative effect on our business.

The following T-replacement therapies currently on the market in the United States would compete with TLANDO:

•	Oral-T, such as Jatenzo;

•	T-gels, such as AndroGel (marketed by Abbvie) and Perrigo's AB-rated 1% generic of AndroGel, Teva’s 1% generic of AndroGel, Testim and its generics (marketed by Endo Health Solutions, or Endo), and Fortesta and its generics (marketed by Endo);

•	T-injectables, including a subcutaneous auto-injector, XYOSTED, marketed by Antares Pharma, Inc.;

•	branded longer-acting injectables, such as Aveed (marketed by Endo);

•	T-nasals, such as Natesto (marketed by Aytu);

•	methyl-T, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);

•	transdermal patches, such as Androderm (marketed by Allergan);

•	buccal patches, such as Striant (marketed by Endo);

•	generic testosterone enanthate intra-muscular injectables;

•	authorized generic and generic T-gels; and

•	subcutaneous injectable pellets, such as Testopel (marketed by Endo).

On March 27, 2019, Clarus’ product JATENZO®, an oral TU product, was approved by the FDA and also received three years of data exclusivity. On February 10, 2020, Clarus announced that JATENZO® has been launched and is commercially available. Based on the FDA’s tentative approval of TLANDO, we will not be able to begin marketing TLANDO until after March 27, 2022, the expiration of the exclusivity period granted to Clarus with respect to JATENZO®. Our competitors may introduce additional T-replacement therapies before that time.

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

In light of the competitive landscape above, TLANDO will not be the only oral TRT to market, which may significantly affect the market acceptance and commercial success of TLANDO.

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

The entrance of generic T-gels into the market have created downward pricing pressure on all T-replacement therapies and therefore have a negative effect on our business and financial results.

Several companies have received approval of Abbreviated New Drug Applications, or ANDAs, for generic versions of existing T-gels. For example in 2014, two authorized generic T-gels were launched at a lower price than the branded version of the same T-gel. With generic versions of T-gel becoming available in the market, governmental and other pressures to reduce pharmaceutical costs have resulted in physicians writing prescriptions for generic T-gels as opposed to branded T-gels. The entrance of these generic T-gels into the market has caused downward pressure on the pricing of all T-replacement therapies and has materially and adversely affected the level of sales and price at which we could sell TLANDO, and ultimately will materially and adversely impact our revenues and financial results.

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

Additionally, TLANDO will not be the only oral TRT product in the market. If the generic version of a competing oral TRT product enters the market before TLANDO, then the commercial prospects of TLANDO could be materially and negatively impacted.

Even if we obtain FDA approval for TLANDO, our ability to commercialize TLANDO may be limited.

Our ability to commercialize TLANDO, should it receive final approval, is uncertain. Our ability to commercially launch TLANDO is contingent upon numerous factors including FDA approval, the availability of commercial launch supplies, the impact of COVID-19, our financial resources, and our ability to license TLANDO to a third party or build out a commercial sales and marketing team/organization. If we are unable to launch TLANDO commercially at scale, our business and operations will be adversely affected. As an alternative to launching TLANDO on our own, we are exploring the possibility of licensing TLANDO to a third party, although no licensing agreement has been entered into by us yet. We are unable to estimate whether or when we will be able to out-license TLANDO, should it be approved.

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

LPCN 1144 is in a very early stage of development and consequently the risk that we fail to commercialize LPCN 1144 and related products is high. In particular, we have only recently announced topline primary endpoint results from our ongoing Phase 2 LiFT clinical study. Treatments with LPCN 1144 post 12 weeks of treatment resulted in robust liver fat reduction, assessed by MRI-PDFF, and showed improvement of liver injury markers with no observed tolerability issues. Inclusion of d-alpha tocopherol formulated with the testosterone prodrug resulted in additional liver benefits, notably improved key liver markers without compromising tolerability. Although our primary endpoint results from the LiFT clinical study results were positive, these results may not be indicative of ultimate success in a larger Phase 2/3 clinical study with required FDA end-points and populations needed for regulatory approval of LPCN 1144 for the treatment of NASH.

In addition, a number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials, even after achieving positive results in early stage development. Accordingly, our results from our LiFT study may not be predictive of the results we may obtain from further studies and trials.

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

In addition, a number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials, even after achieving positive results in early stage development. Accordingly, our results from our Phase 1a, our Phase 1b and our multi-dose PK dose selection studies may not be predictive of the results we may obtain from further studies and trials.

A traditional PK/PD based Phase 2 clinical study in the intended patient population may not be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study results, we had an End-of-Phase 2 meeting with the FDA in the second quarter of 2016, as well as subsequent guidance meetings to agree on a pivotal Phase 2b/3 development plan for LPCN 1107. However, these discussions will need to be updated based on recent developments with Covis’ Makena®. We plan to resume our interactions with the FDA to discuss our pivotal Phase 2b/3 clinical trial design and better understand next steps to advance LPCN 1107. Additionally, a pivotal Phase 2b/3 study design review will not occur until the results from a planned food-effect study with LPCN 1107 are reviewed by the FDA, though manufacturing scale-up work for LPCN 1107 has been completed. Once the pivotal Phase 2b/3 clinical trial is started, the anticipated Phase 2b/3 program for an NDA filing for LPCN 1107 will be very long and expensive.

TLANDO XR is in a very early stage of development and may not be further developed for a variety of reasons.

TLANDO XR is in a very early stage of development. We have completed a Phase 2a and Phase 2b study in hypogonadal men. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with TLANDO XR hypogonadal men and a good dose response. Results of the Phase 2b study suggest that the primary objectives were met, including identifying the dose expected to be tested in a Phase 3 study. Future studies may not have similar clinical results. Additionally, we have preliminary data demonstrating absorption of TLANDO XR in dogs and in postmenopausal females.

In addition, the active ingredient in TLANDO XR has only been manufactured on a small scale. Scaling up into larger batches could be challenging and our ability to procure adequate material in a timely manner to further develop TLANDO XR is uncertain. We also may not be able to engage a manufacturer who can supply adequate quantities of the drug substance in compliance with cGMP.

Several factors could significantly affect the prospects for TLANDO XR, including factors relating to the regulatory approval and clinical development challenges for TLANDO XR discussed above. The anticipated Phase 3 program for an NDA filing for TLANDO XR, however, could be very long and expensive.

Our research and development programs and processes are at an early stage of development, which makes it difficult to evaluate our business and prospects, or predict if or when we will successfully commercialize our product candidates.

Our operations to date have primarily been limited to conducting research and development activities under license and collaboration agreements. Our current portfolio consists of our most advanced product candidate TLANDO as well as four additional earlier stage clinical candidates, LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107. We have never marketed or commercialized a drug product. Consequently, any predictions about our future performance may not be as accurate as they could be if we were further along our commercialization path. In addition, as a pre-commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Our clinical product candidates are at an early stage of development and will require significant further investment and regulatory approvals prior to marketing and commercialization. As such, our product development processes for TLANDO, LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107 are very risky and uncertain, and our product candidates may fail to advance beyond the current study. Even if we obtain required financing, we cannot ensure successful product development or that we will obtain regulatory approval or successfully commercialize any of our product candidates and generate product revenues.

All of our clinical candidates will be subject to extensive regulation which can be costly and time consuming, cause delays or prevent approval of the products for commercialization.

Our clinical development of TLANDO, LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107 and any future product candidates, is subject to extensive regulations by the FDA. Product development is a very lengthy and expensive process and can vary significantly based upon the product candidate’s novelty and complexity. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

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

In order to obtain regulatory clearance for the commercial sale of any of our product candidates, we must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. Obtaining approval of any of our product candidates is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval for many reasons, including:

•	we may not be able to demonstrate that the product candidate is safe and effective to the satisfaction of the FDA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the contract research organization that we retain to manage our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that a particular product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials or may require that we conduct additional trials;

•	the FDA may not accept data generated at our clinical trial sites;

•	if our NDA once submitted is reviewed by an Advisory Committee, the FDA may have difficulties scheduling an Advisory Committee meeting in a timely manner or the Advisory Committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a REMS as a condition of approval;

•	the FDA may require longer or additional duration of stability data on the clinical lots prior to initiation of further clinical trials;

•	the FDA may identify deficiencies in the formulation or stability of our product candidates or products, or relating to our manufacturing processes or facilities, or in the processes and facilities of the contract manufacturing organization (“CMO”) our suppliers or other third parties that may be utilized in the production supply chain of our products; and

•	with respect to TLANDO and TLANDO XR, the FDA may not grant a three-year exclusivity as the active is a Testosterone prodrug.

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•	HIPAA, which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the federal Physician Payments Sunshine Act, which, among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under certain federal healthcare programs to report annually information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which imposes certain requirements relating to the privacy, security, breach notification, and transmission of individually identifiable health information; and

•	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The Department of Health and Human Services Office of Inspector General proposed new regulations on February 6, 2019 to eliminate safe harbor protection under the anti-kickback statute for drug price reductions that pharmaceutical manufacturers pay to Medicare and Medicaid plan sponsors and their pharmacy benefit managers. The proposal reflects a clear intent to substantially alter many of the current drug discount and services compensation practices among pharmaceutical manufacturers and Medicare and Medicaid managed care organizations and their pharmacy benefit managers. The proposal also reflects a skepticism that current drug discount and compensation practices among manufacturers and pharmacy benefit managers are sufficiently transparent to health plans to ensure that all appropriate cost reductions and value is passed through to health plans and reflected in lower health plans costs and lower premiums for beneficiaries. If the proposal is finalized, it could result in lower prices for pharmaceutical products in general. The Biden Administration has delayed the effective date of this rule until January 1, 2023, and a lawsuit initiated by the Pharmaceutical Care Management Administration has challenged this final rule. If the regulation becomes effective, it could result in lower prices for pharmaceutical products in general.

The Centers for Medicare and Medicaid Services issued an interim final rule on November 20, 2020 that would tie prices for certain drugs under Medicare Part B to the lowest price for those drugs available in certain countries that are members of the Organization for Economic Co-operation and Development. This “most favored nation” drug pricing rule is also the subject of lawsuits, and a federal court has placed an injunction on the implementation of the rule. This rule, if finalized, could also result in lower prices for pharmaceutical products in general.

The Biden Administration will have the opportunity to address these regulations as well as drug pricing, health care access, and other health care reform issues. Any further legislative or administrative action to reduce reimbursement or health benefits to beneficiaries under the Medicare or Medicaid program could affect the payment we could collect from sale of any product in the United States.

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

We are highly dependent on Dr. Mahesh V. Patel and the other principal members of our executive team. Employment with our executives and other employees are “at will”, meaning that there is no mandatory fixed term and their employment with us may be terminated by us or by them for any or no reason. The loss of the services of any of our executives or other key employees might impede the achievement of our research, development and commercialization objectives. For example following the receipt of our first CRL for TLANDO, we reduced our workforce by 8 positions, constituting 33% of our workforce. The reduction in workforce involved all functional disciplines. Further, subsequent to our Post Action Meeting with the FDA for TLANDO, we reduced our workforce by two additional positions in October 2016. Following the receipt of our second CRL for TLANDO, we reduced our workforce by 3 positions, constituting 21% of our workforce. Recruiting and retaining qualified scientific personnel, accounting personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain qualified personnel on acceptable terms, or at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

As of December 31, 2020, we had 11 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our future growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Federal legislation and actions by state and local governments may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition for TLANDO, if final approval is received, from lower priced T-replacement therapies from foreign countries that have placed price controls on pharmaceutical products. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has not yet announced any plans to make this required certification.

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

For example, to our knowledge, HPC has not been administered orally in a published clinical trial in any pregnant woman for the prevention of PTB. We cannot be certain of the safety profile upon single oral or multiple oral administration of LPCN 1107 to the patient or the fetus and its long term side effects on the mother as well as the child because (i) oral performance of LPCN 1107 may be substantially different from efficacy and/or safety standpoint compared to FDA approved and commercialized intramuscular HPC, Makena, and (ii) oral delivery of HPC could have a very different pharmokinetic and/or pharmacodynamic profile that has never been experienced with non-oral administration of HPC, thus having its own significant liability exposure independent of known safety of non-oral HPC in humans.

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

Securities legislation in the United States makes it relatively easy for stockholders to sue. This can lead to frivolous lawsuits which take substantial time, money, resources and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. Biotechnology and pharmaceutical companies, including the Company, have experienced significant stock price volatility in recent years, increasing the risk of such litigation. As we defend the class action lawsuits or future patent infringement actions should they be filed, or if we are required to defend additional actions brought by other shareholders, we may be required to pay substantial litigation costs and managerial attention and financial resources may be diverted from business operations even if the outcome is in our favor. In addition, while our insurance carrier may cover the costs of settling claims, the Company’s capital resources are critical to its continued operations, and the payment of litigation settlements and associated legal fees diverts these capital resources away from our operations, even if such amounts do not have a material impact on our financial statements.

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

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court in Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019.  The Court held a scheduling conference on August 15, 2019 and a claim construction hearing on February 11, 2020 and scheduled a five-day jury trial beginning on February 8, 2021. However, we have been notified that the jury trial has been delayed indefinitely due to the COVID-19 pandemic. On February 11, 2020, we also voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The parties are currently engaged in the fact discovery and expert witness phase of the lawsuit.

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

We outsource certain functions, tests and services to contract research organizations (“CROs”), medical institutions and collaborators; and also outsource manufacturing to collaborators and/or contract manufacturers. We also rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. We may also engage a CRO to run all aspects of a clinical trial on our behalf. There is no assurance that such individuals or organizations will be able to provide the functions, tests, drug supply or services as agreed upon or in a quality fashion. Any failure to do so could cause us to suffer significant delays in the development of our products or processes.

Due to our reliance on CROs or other third parties to assist us or have historically assisted us in conducting clinical trials, we will be unable to directly control all aspects of our clinical trials.

We engaged a CRO to conduct our SOAR, DV and DF Phase 3 clinical studies for TLANDO, as well as the ABPM study for TLANDO. Additionally, we are utilizing a CRO for the on-going Phase 2 LiFT clinical study for LPCN 1144. As a result, we have less direct control over the conduct of our clinical trials, the timing and completion of the trials and the management of data developed through the trials than if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, including CROs, may:

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

Moreover, the FDA requires us to comply with GCP’s for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

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

We rely on a single third-party supplier for our supply of TU, the active pharmaceutical ingredient of TLANDO and LPCN 1144. We have purchased sufficient quantities of TU for early commercial launch supplies for TLANDO and plan on using this same supplier for our commercialization needs upon final approval of TLANDO. Since there are only a limited number of TU suppliers in the world, if this supplier ceases to provide us with TU, we may be unable to procure TU on commercially favorable terms, may not be able to obtain it in a timely manner, or may not be able to qualify a new supplier timely post FDA approval, if that occurs. Furthermore, the limited number of suppliers of TU may provide such companies with greater opportunity to raise their prices. If we are unable to obtain TU in a timely manner and/or in sufficient quantities, our ability to commercially launch TLANDO will be adversely affected. In addition, any increase in price for TU will likely reduce our gross margins.

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

We have entered into a Commercial Manufacturing Services and Supply Agreement with Encap, a United Kingdom based contract manufacturer, a division of Capsugel Dosage Form Solutions, which was acquired by Lonza Group AG. Recently Lonza announced the proposed sale of the Encap facility to European pharmaceutical contract manufacturer NextPharma. Although we don’t believe the sale of the Encap facility to NextPharma will impact our Agreement, anytime there is a change in ownership there is risk that activities could be disrupted. Pursuant to the Agreement, Encap has agreed to manufacture and supply bulk commercial quantities of TLANDO. Encap is currently our sole contract manufacturer and is our sole supplier of TLANDO for our clinical trials on a worldwide basis. If Encap is unable to produce sufficient capsules, for whatever reason, to support demand for TLANDO if it becomes commercially available, our revenue and profitability would be materially and adversely harmed. Also, we may not be able to engage an alternative supplier to meet our needs.

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

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of TLANDO, LPCN 1144, TLANDO XR, LPCN 1148 or LPCN 1107. We intend to continue to develop our product candidates in the United States without a partner although our ability to advance these product candidates will depend on our capital resources. However, in order to commercialize our product candidates in the United States, we will likely look to establish a partnership or co-promotion arrangement with an established pharmaceutical company that has a sales force, collaborate on the establishment of an internal sales force or build an internal sales force on our own. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our ability to obtain final FDA approval for TLANDO;

•	plans for, progress of and results from clinical trials of our product candidates;

•	the failure of the FDA to approve our product candidates;

•	regulatory uncertainty in the TRT class;

•	FDA Advisory Committee meetings and related recommendations including meetings convened on the TRT class or on similar companies;

•	announcements by the FDA that may impact on-going clinical studies related to safety or efficacy of TRT products;

•	product approval and potential FDA required labeling language and/or Phase 4 study commitments;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	our ability to license our products to third parties;

•	failure to engage with collaborators or build an internal sales force to commercialize our products should a product candidate receive FDA approval;

•	the success or failure of other TRT products or non-testosterone based testosterone therapy products;

•	failure of our products, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities;

•	our cash balance; and

•	other risks and uncertainties described in these risk factors.

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

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At December 31, 2020, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $1.2 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

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

Currently our common stock is quoted on the NASDAQ Capital Market under the symbol “LPCN”. We must satisfy certain minimum listing maintenance requirements to maintain the NASDAQ Capital Market quotation, including certain governance requirements and a series of financial tests relating to stockholders equity or net income or market value, public float, number of market makers and stockholder, market capitalization, and maintaining a minimum bid price of $1.00 per share. For example on December 27, 2019, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last thirty consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810 (c)(3)(A), we were provided an initial period of 180 calendar days, or until June 24, 2020, to regain compliance which we were able to achieve and regained compliance.

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

As of December 31, 2020, our executive officers and directors beneficially owned approximately 6.0% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $0.32 and as high as $2.23 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed in this Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

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

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2022, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2022, to support our operations, on-going clinical study for LPCN 1144, on-going intellectual property litigation and compliance with regulatory requirements. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies or intellectual property litigation.

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

On January 5, 2018, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB lent us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate plus one percent per annum, which interest is payable monthly. The loan matures on June 1, 2022. In addition, as TLANDO was not approved by the FDA by May 31, 2018, we are required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. However on February 16, 2021, we and SVB amended the Loan and Security Agreement to amend, among other things, the removal the financial trigger and financial trigger release event provisions requiring us to maintain a minimum cash collateral value and collateral pledge thereof. The Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, transactions with affiliates, disposing of property, business combinations or acquisitions, paying dividends and making other distributions or payments on our capital stock, subject to limited exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. In addition, the Loan Agreement includes covenants requiring, among other things, that we provide financial statements, comply with all laws, pay all taxes and maintain insurance. If we are not able to comply with these covenants, the loans under the Loan Agreement could become immediately due and payable and would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

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

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements from sales of common stock, preferred stock and convertible debt and from license and milestone revenues and research revenue from license and collaboration agreements with corporate partners. We have incurred losses in most years since our inception. As of December 31, 2020, we had an accumulated deficit of $172.0 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107, if initiated. In addition, if we eventually obtain final marketing approval for TLANDO, we will incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate our options with TLANDO and further clinical development of LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We have limited shares available for issuance to raise capital to fund our operations and grant stock-based incentive awards to employees, directors, and consultants. If we are unable to increase the number of shares of common stock available for issuance, our business will be adversely affected.

Currently, we have 100,000,000 authorized shares of common stock. As of March 9, 2021, we had 88,290,650 shares of common stock outstanding. After taking into account the 5,784,156 shares reserved for issuance upon the exercise of outstanding options, and exercise of outstanding warrants as of March 9, 2021, we have a limited number of shares available for issuance. If we are not able to increase the number of shares of common stock available for issuance, including, for example, through an amendment to our certificate of incorporation or a reverse stock split, we will have limited shares available for issuance to raise capital to fund our operations, make grants of stock-based incentive awards, or take such other actions requiring available capital stock needed to operate our business. Further delays in securing, or the failure to secure, shareholder approval such actions, if needed, may prevent us from executing a capital raising transaction, which may have a material adverse effect on our business and financial condition.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

•	others may be able to make or use compounds that are the same or similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;
•	the Active Pharmaceutical Ingredients (“APIs”) in our current product candidates TLANDO, LPCN 1144, TLANDO XR, LPOCN 1148 and LPCN 1107 are, or may soon become, commercially available in generic drug products, and no patent protection may be available without regard to formulation or method of use;
•	we may not be able to detect infringement against our owned or licensed patents, which may be especially difficult for manufacturing processes or formulation patents;
•	we might not have been the first to make the inventions covered by our issued patents or pending patent applications or those we license;
•	we might not have been the first to file patent applications for these inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	it is possible that our pending patent applications or those of our licensor will not result in issued patents;
•	it is possible that there are dominating patents to any of our product candidates of which we are not aware;
•	it is possible that there are prior public disclosures that could invalidate our patents, or parts of our patents, of which we are not aware;
•	it is possible that others may circumvent our owned or licensed patents;
•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;
•	the claims of our owned or licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
•	our issued patents or those of our licensor may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal challenges by third parties;
•	our licensor or licensees as the case may be, who have access to our patents may attempt to enforce our owned or licensed patents, which if unsuccessful, may result in narrower scope of protection of our owned or licensed patents or our owned or licensed patents becoming invalid or unenforceable;
•	we may not develop additional proprietary technologies for which we can obtain patent protection; or
•	the patents of others may have an adverse effect on our business.

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

If any of our owned or licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Additionally, we currently do not have patent protection for our product candidates in many countries, including large territories such as India, Russia, and China, and we will be unable to prevent patent infringement in those countries unless we can file patent applications and obtain patents in those countries that cover our product candidates. Likewise, our United States patents covering certain technology used in our product candidates, including TLANDO, are expected to expire on various dates from 2023 through 2037. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions to the extent that at those times we have no additional issued patents to protect our product candidates, including TLANDO. Additionally, if these are our only patents listed in the FDA Orange Book, should we have a FDA-approved and marketed product at that time, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if we are unable to commence or continue any action relating to the defense of our patents, we may be unable to protect our product candidates.

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

For example, On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019.   The Court held a scheduling conference on August 15, 2019 setting a claim construction hearing on February 11, 2020 and a five-day jury trial beginning on February 8, 2021. However, we have been notified that the jury trial has been delayed indefinitely due to the COVID-19 pandemic. On February 11, 2020, we also voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The parties are currently engaged in the fact discovery and claim construction phases of the lawsuit.

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

For example, on May 15, 2015 we filed a patent application with the PTO, and requested that an interference be declared between our patent application and the Clarus 428 Patent. Pursuant to Lipocine's request, on December 4, 2015, PTAB declared an interference between the Clarus 428 Patent and Lipocine's application to determine, as between Clarus and Lipocine, who was the first to invent the subject matter of the claimed invention. On December 21, 2018, the PTAB granted a priority motion filed by Lipocine and entered adverse judgment against Clarus. The PTAB ruling cancels all claims on the Clarus 428 Patent. However, Clarus appealed the PTAB judgement to the U.S. Court of Appeals for the Federal Circuit on February 19, 2019. On April 9, 2020, the U.S. Court of Applies for the Federal Circuit affirmed the decision of the PTAB. While the Clarus complaint has been dismissed and all their claims on the Clarus’ 428 patent have been cancelled by the PTAB, the outcome could have been negative for us. If Clarus had been successful on appeal, we may be required to cease using the related technology or to attempt to license rights from Clarus; our business could be harmed if Clarus does not offer us a license on commercially reasonable terms, if any license is offered at all

This interference proceeding and our intellectual property lawsuit against Clarus will consume a portion of our capital resources. Moreover, we may be subject to a third party pre-issuance submission of prior art to the PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates and impair our ability to raise needed capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in a leased facility in Salt Lake City, Utah. Our lease expires on February 28, 2022. We believe that our existing facility is suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

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

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. However on February 11, 2020, we voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  We answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and a summary judgment hearing on January 15, 2021. Originally the United States District Court for the District of Delaware had scheduled a five-day jury trial to begin on February 8, 2021, however, on December 28, 2020, the District Court postponed the jury trial due to the ongoing effects of the COVID-19 pandemic. The jury trial will be rescheduled once it becomes clear when jury trials will resume in the District of Delaware.

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We have insurance that covers claims of this nature. The retention amount payable by us under our policy is $1.25 million. We filed a motion to dismiss this class action lawsuit on July 24, 2020. In response, the plaintiffs filed their response to the motion to dismiss the class action lawsuit on September 22, 2020 and we filed our reply to our motion to dismiss on October 22, 2020. We intend to vigorously defend ourselves against these allegations and have not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on The NASDAQ Capital Market under the symbol “LPCN”.

Holders

As of March 9, 2021, there were approximately 98 holders of record of our common stock. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

Performance Graph and Table

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for (i) our ordinary shares, (ii) the NASDAQ Composite Index, (iii) the NASDAQ Biotechnology Index and (iv) the NYSE Pharmaceutical Index.

The graph assumes an initial investment of $100 on December 31, 2015. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Cumulative Returns

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Lipocine Inc. (LPCN)	$100.00	$28.46	$26.60	$10.05	$2.98	$10.52
NASDAQ Composite Index (^IXIC)	100.00	107.50	137.86	132.51	179.19	257.38
NASDAQ Biotechnology Index (^NBI)	100.00	78.32	94.81	85.97	106.95	134.42
NYSE Pharmaceutical Index (^DRG)	100.00	88.94	100.65	105.05	120.72	127.34

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

ITEM 6. SELECTED FINANCIAL DATA

The selected statement of operations data for the years ended December 31, 2020 and 2019, and the balance sheet data as of December 31, 2020 and 2019 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2018, 2017 and 2016, and the balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Selected Balance Sheet Data
Cash, cash equivalents, restricted cash and marketable investment securities	$24,667,374	$19,068,564	$20,250,576	$21,468,070	$26,840,286
Total assets	25,352,776	19,658,280	20,851,953	25,325,114	27,342,970
Total liabilities	10,010,857	13,370,484	11,418,280	6,345,126	1,326,169
Accumulated deficit	(172,032,008)	(151,067,189)	(138,059,845)	(126,399,823)	(105,416,963)
Shareholders' equity	15,341,919	6,287,796	9,433,673	18,979,988	26,016,801

	As of December 31,
	2020	2019	2018	2017	2016
Selected Statement of Operations Data
Operating loss	$(17,996,264)	$(12,900,290)	$(11,325,819)	$(21,217,976)	$(19,186,834)
Net loss	(20,964,819)	(13,007,344)	(11,660,022)	(20,982,860)	(18,971,508)
Net loss per share - basic	(0.38)	(0.50)	(0.55)	(1.05)	(1.04)
Net loss per share - diluted	(0.38)	(0.50)	(0.55)	(1.05)	(1.04)

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

Overview of Our Business

We are a clinical-stage biopharmaceutical company focused on applying our oral drug delivery technology for the development of pharmaceutical products focusing on metabolic and endocrine disorders. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of proprietary product candidates designed to produce favorable PK characteristics and facilitate lower dosing requirements, bypass first-pass metabolism in certain cases, reduce side effects, and eliminate gastrointestinal interactions that limit bioavailability.

Our most advanced product candidate, TLANDO™, is an oral TRT comprised of TU. On December 8, 2020, we received tentative approval from the FDA regarding our NDA filed in February 2020 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. In granting tentative approval, the FDA concluded that TLANDO has met all required quality, safety and efficacy standards necessary for approval. However, TLANDO has not received final approval and is not eligible for final approval to market in the U.S. until the expiration of the exclusivity period previously granted to Clarus with respect to Jatenzo®, which expires on March 27, 2022. We are currently reviewing the FDA’s tentative approval of TLANDO and remain committed to taking appropriate actions with the goal of receiving final approval to permit the launch of TLANDO. The FDA has also required us to conduct certain post-marketing studies to (i) assess patient understanding of key risks relating to TLANDO and (ii) evaluate development of adrenal insufficiency with chronic TLANDO therapy.

Additional pipeline candidates include LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU for the treatment of NASH which is currently in Phase 2 testing, TLANDO XR, a next generation oral TRT product comprised of TT with the potential for once daily dosing which has completed Phase 2 testing, LPCN 1148, an oral prodrug of bioidentical testosterone for the treatment of NASH cirrhosis, and LPCN 1107, potentially the first oral HPC product indicated for the prevention of recurrent PTB, which has completed a dose finding Phase 2 clinical study and has been granted orphan drug designation by the FDA.

LPCN 1144 is currently being tested in the LiFT Phase 2 clinical study, a paired-biopsy study in confirmed non-cirrhotic NASH subjects. Study enrollment has been completed and positive top-line primary endpoint results after 12 weeks of treatment were released in January 2021. Treatments with LPCN 1144 resulted in robust liver fat reduction, assessed by MRI-PDFF technique, and showed improvement of liver injury markers with no observed tolerability issues.

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

We have incurred losses in most years since our inception. As of December 31, 2020, we had an accumulated deficit of $172.0 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $21.0 million for the year ended December 31, 2020, compared to $13.0 million for the year ended December 31, 2019. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs, including on-going litigation, associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	conduct any other post-approval clinical studies required in support of TLANDO;

•	perform pre-commercialization and commercialization activities in support of TLANDO;

•	conduct further development of our other product candidates, including LPCN 1144;

•	continue our research efforts;

•	research new products or new uses for our existing products;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations, including on-going litigation.

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

Our Product Candidates

Our current portfolio includes our most advanced product candidate, TLANDO, an oral TRT product candidate, which received tentative approval from the FDA on December 8, 2020. Additionally, we are in the process of establishing our pipeline of other clinical candidates including an oral androgen therapy for the treatment of non-cirrhotic NASH, LPCN 1144, a next-generation potential once daily oral TRT, TLANDO XR, an androgen therapy for the treatment of NASH cirrhosis, LPCN 1148, and an oral therapy for the prevention of PTB, LPCN 1107.

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

Our Development Pipeline

TLANDO: An Oral Product Candidate for Testosterone Replacement Therapy

Our most advanced product, TLANDO, is an oral formulation of the chemical, TU, which is an eleven carbon side chain attached to T. TU is an ester prodrug of T. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, T is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and more recently TU has received regulatory approval in the United States for delivery via intra-muscular injection and in oral dosage form. We are using our proprietary technology to facilitate steady gastrointestinal solubilization and absorption of TU. Proof of concept was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott. Following a portfolio review associated with the spin-off of AbbVie by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

NDA PDUFA Outcome

On December 8, 2020 we received tentative approval from the FDA regarding our NDA filed in February 2020 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. In granting tentative approval, the FDA concluded that TLANDO has met all required quality, safety and efficacy standards necessary for approval. However, TLANDO has not received final approval and is not eligible for final approval to market in the U.S. until the expiration of the exclusivity period previously granted to Clarus with respect to Jatenzo®, which expires on March 27, 2022. We are currently reviewing the FDA’s tentative approval of TLANDO and remain committed to taking appropriate actions with the goal of receiving final approval to permit the launch of TLANDO.

Under the Pediatric Research Equity Act (“PREA”), if TLANDO receives full approval, we will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA has also required us to conduct certain post-marketing studies including: (i) conduct an appropriately designed label comprehension and knowledge study that assesses patient understanding of key risk messages in the Medication Guide for TLANDO and (ii) conduct an appropriately designed one-year trial to evaluate development of adrenal insufficiency with chronic TLANDO therapy. The timetables for these post-marketing requirements will be established at the time of full approval of TLANDO.We are currently evaluating multiple commercial alternatives with TLANDO, should it receive FDA approval, including out-licensing TLANDO to a third-party, launching TLANDO on our own, or launching TLANDO on our own with the assistance from a “risk share” partner.

Recent Competition Update

On March 27, 2019, Clarus’ product JATENZO®, an oral TU product, was approved by the FDA and also received three years of data exclusivity. On February 10, 2020, Clarus announced that JATENZO® has been launched and is commercially available. Based on the FDA’s tentative approval of TLANDO, we will not be able to begin marketing TLANDO until March 27, 2022, the expiration of the exclusivity period granted to Clarus with respect to JATENZO®.

Additionally, our competitors may introduce other T-replacement therapies. For example, on January 5, 2021 Marius submitted a NDA to the FDA seeking approval of KYZATREX®, its novel oral TU soft gelatin capsule for the treatment of primary and secondary hypogonadism in adult men.

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

LPCN 1144: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH

We are currently evaluating LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU, for the treatment of non-cirrhotic NASH. NASH is a more advanced state of NAFLD and can progress to a cirrhotic liver and eventually hepatocellular carcinoma/ liver cancer. Twenty to thirty percent of the U.S. population is estimated to suffer from NAFLD and fifteen to twenty percent of this group progress to NASH, which is a substantially large population that lacks effective therapy. Currently, there are no FDA approved treatments for NASH, a silent killer that affects ~30 million Americans. Approximately 50% of NASH patients are in adult males and the number of NASH cases is projected to increase 63% from 16.5 million cases in 2015 to 27.0 million cases in 2030. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/NASH.

History of Liver Disease

The liver is the largest internal organ in the human body and its proper function is indispensable for many critical metabolic functions, including the regulation of lipid and sugar metabolism, the production of important proteins, including those involved in blood clotting, and purification of blood. There are over 100 described diseases of the liver, and because of its many functions, these can be highly debilitating and life-threatening unless effectively treated. Liver diseases can result from injury to the liver caused by a variety of insults, including HCV, HBV, obesity, chronic excessive alcohol use or autoimmune diseases. Regardless of the underlying cause of the disease, there are important similarities in the disease progression including increased inflammatory activity and excessive liver cell apoptosis, which if unresolved leads to fibrosis. Fibrosis, if allowed to progress, will lead to cirrhosis, or excessive scarring of the liver, and eventually reduced liver function. Some patients with liver cirrhosis have a partially functioning liver and may appear asymptomatic for long periods of time, which is referred to as decompensated liver disease. Decompensated liver disease is when the liver is unable to perform its normal functions. Many people with active liver disease remain undiagnosed largely because liver disease patients are often asymptomatic for many years.

Markers of Liver Cell Death

ALT is an enzyme that is produced in liver cells and is naturally found in the blood of healthy individuals. In liver disease, liver cells are damaged and as a consequence, ALT is released into the blood, increasing ALT levels above the normal range. Physicians routinely test blood levels of ALT to monitor the health of a patient's liver. ALT level is a clinically important biochemical marker of the severity of liver inflammation and ongoing liver disease. Elevated levels of ALT represent general markers of liver cell death and inflammation without regard to any specific mechanism. AST is a second enzyme found in the blood that is produced in the liver and routinely measured by physicians along with ALT. As with ALT, AST is often elevated in liver disease and, like ALT, is considered an overall marker of liver inflammation.

Relationship between Hypogonadism and NAFLD

Preclinical and clinical studies in the NAFLD/NASH literature have shown the prevalence of testosterone deficiency across the NAFLD/NASH histological spectrum wherein low testosterone was independently associated with NAFLD/NASH with an inverse relationship between testosterone and NAFLD/NASH symptom severity. A recent NIDDK report suggests that 75% of biopsy confirmed NASH subjects have less than 372 ng/dL of total testosterone and that the degree of fibrosis severity is inversely related to free testosterone levels; thus, providing a good rationale for testing LPCN 1144 in adult NASH patients regardless of their hypogonadal status. We have received clearance from the FDA to clinically investigate LPCN 1144 in an expanded target population of adult male NASH patients. Specifically, the FDA waived the limitation of only testing LPCN 1144 in NASH subjects with total testosterone levels below 300 ng/dL (threshold for hypogonadism).

Post hoc analyses of our existing clinical trials in subjects with comorbidities typically associated with NASH comorbidities indicate that testosterone therapy significantly and consistently reduced elevated levels of key serum biomarkers (liver function enzymes and serum triglyceride) generally associated with NAFLD/NASH.

Current Status

We have initiated the LiFT Phase 2 clinical study in confirmed non-cirrhotic NASH subjects. The LiFT clinical study is a prospective, multi-center, randomized, double-blind, placebo-controlled multiple-arm study in biopsy-confirmed hypogonadal or eugonadal male NASH subjects with grade F1/F3 fibrosis and a NAFLD Activity Score ≥ 4 with a 36-week treatment period. The LiFT clinical study enrolled 56 biopsy confirmed NASH male subjects. Subjects were randomized 1:1:1 to one of three arms (Treatment A is a twice daily oral dose of 142 mg testosterone equivalent, Treatment B is a twice daily oral dose of 142 mg testosterone equivalent formulated with 217 mg of d-alpha tocopherol equivalent, and the third arm is twice daily matching placebo). We currently expect 36-week biopsy data in the third quarter of 2021.

The primary endpoint of the LiFT clinical study is change in hepatic fat fraction via MRI-PDFF and exploratory liver fat/marker end points post 12 weeks of treatment. Additionally, key secondary endpoints post 36 weeks of treatment include assessment of histological change for NASH resolution and/or fibrosis improvement as well as liver fat data.

Additionally, subjects will have access to LPCN 1144 through an open label extension study. The extension study will enable the collection of additional data on LPCN 1144 for up to a total of 72 weeks of therapy

Treatments with LPCN 1144 post 12 weeks of treatment resulted in robust liver fat reduction, assessed by MRI-PDFF, and showed improvement of liver injury markers with no observed tolerability issues. Inclusion of d-alpha tocopherol formulated with the testosterone prodrug resulted in additional liver benefits, notably improved key liver markers without compromising tolerability.

Key results are presented in the following tables:

Table 1. Mean absolute liver fat using MRI-PDFF in all subjects (n=56)* at Week 12.

Treatment	Change from baseline (CBL)		Placebo-adjusted CBL
	%	p-value	%	p value
A (n = 18)	-7.7	<0.0001	-6.1	0.0001
B (n = 19)	-9.2	<0.0001	-7.5	<0.0001
Placebo (n = 19)	-1.7	NS	n/a	n/a

* Missing data was obtained using Multiple Imputation

NS: Not significant (p > 0.05)

Table 2. Mean relative liver fat using MRI-PDFF at Week 12 in subjects (n=52) with liver fat ≥ 5% at baseline.*

Treatment	Change from baseline (CBL)		Placebo-adjusted CBL
	%	p value	%	p value
A (n = 17)	-40.0	<0.0001	-30.0	0.0002
B (n = 17)	-46.9	<0.0001	-37.0	<0.0001
Placebo (n = 18)	-9.9	NS	n/a	n/a

* Based on available data.

Table 3. Responders with > 30% Relative Reduction in Liver Fat at Week 12, Intent to Treat Dataset (n=56)*.

Treatment	Responder (% of subjects)	p value vs Placebo
A (n = 18)	66.7	0.0058
B (n = 19)	63.2	0.0026
Placebo (n = 19)	15.8

* Subjects with missing data are considered non-responders

Table 4. Average changes in key serum liver injury markers ALT and AST at Week 12 (n=52)*.

	ALT (U/L)				AST (U/L)
Treatment	Absolute		Placebo-Adjusted Absolute		Absolute		Placebo-Adjusted Absolute
	CBL	p value vs BL	CBL	p value vs Placebo	CBL	p value vs BL	CBL	p value vs Placebo
A (n = 16)	-9.4	0.0054	-11.1	0.0164	-4.9	0.0402	-7.7	0.0216
B (n = 19)	-22.4	<0.0001	-24.1	<0.0001	-10.4	<0.0001	-13.2	0.0001
Placebo (n = 17)	1.8	NS	n/a	n/a	2.8	NS	n/a	n/a

* All available data

During the 12 weeks of treatment, the observed rate and severity of Treatment Emergent Adverse Events (“TEAEs”) in both the LPCN 1144 treatment arms were comparable to the placebo arm. Three subjects in the placebo group and one subject in the combined treatment arms discontinued study drug due to TEAEs. We currently expect 36-week biopsy data mid-2021.

Previous to the LiFT clinical study, we completed a 16-week POC liver imaging clinical study to assess liver fat changes in hypogonadal men at risk of developing NASH using MRI-PDFF technique. Treatment results from the POC liver imaging study demonstrated that 48% of the treated NAFLD subjects, defined as baseline liver fat of at least 5%, had NAFLD resolution, defined as liver fat <5% post treatment. Additionally, 100% of the subjects experiencing NAFLD resolution had at least a 35% relative liver fat reduction from baseline with a relative mean liver fat reduction of 55% in this group.

TLANDO XR: A Next-Generation Long-Acting Oral Product Candidate for TRT

TLANDO XR is a next-generation, novel ester prodrug of testosterone comprised of TT which uses the Lip’ral technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of TLANDO XR along with safety and tolerability of TLANDO XR and its metabolites following oral administration of single and multiple doses in hypogonadal men. The Phase 2b clinical trial was a randomized, open label, two-period, multi-dose PK study that enrolled hypogonadal males into five treatment groups. Each of the 12 subjects in a group received treatment for 14 days. Results of the Phase 2b study suggest that the primary objectives were met, including identifying the dose expected to be tested in a Phase 3 study. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, TLANDO XR was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study.

Additionally in October 2014, we completed a Phase 2a POC study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with TLANDO XR in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28-day dosing period on multi-dose exposure. Overall, TLANDO XR was well tolerated with no serious AE’s reported.

We have also completed a preclinical toxicology study with TLANDO XR in dogs.

In February 2018 we had a meeting with the FDA to discuss these pre-clinical results and to discuss the Phase 3 clinical study and path forward for TLANDO XR. Based on the results of the FDA meeting and additional pre-clinical trials conducted after the FDA meeting, we have proposed a Phase 3 protocol for TLANDO XR and have solicited FDA feedback. Based on initial FDA feedback, we expect the Phase 3 clinical trial design to follow the ICH guidelines and will include a three-month efficacy treatment period and a one-year safety component for up to 100 subjects. We continue to refine the Phase 3 protocol and plan to request FDA approval of the protocol once it is finalized. Additionally, the FDA previously requested that a food effect study needs to be completed, and that ambulatory blood pressure monitoring (“ABPM”) be included as part of the Phase 3 clinical study. We anticipate the next steps in developing TLANDO XR will be to scale up the formulation and conduct a food effect study with TLANDO XR. We are also exploring the possibility of licensing TLANDO XR to a third party, although no licensing agreement has been entered into by us.

LPCN 1148: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of Cirrhosis

Cirrhosis is end-stage NAFLD for which there is no FDA approved drug treatment. Liver cirrhosis is estimated to affect in excess of 600,000 Americans, with men affected at twice the rate of women, and results in approximately 45,000 deaths every year. Due to a lack of available organs, only a third of waitlisted patients are getting liver transplants, and patients that do receive a transplant are increasingly being described as frail. Low testosterone affects up to 90% of cirrhotic men, and is a predictor of mortality and increased adverse events including ascites, hepatic encephalopathy, and clinically significant portal hypertension.

We are currently formulating plans to conduct a POC study in male cirrhotic subjects through consultations with the FDA and key opinion leaders to evaluate the therapeutic potential of LPCN 1148 for the treatment of cirrhotic subjects. On May 5, 2020 the FDA accepted our IND to initiate a Phase 2 POC study to evaluate the therapeutic potential of LPCN 1148 for the treatment of liver cirrhosis in adult male cirrhotic patients. The planned Phase 2 clinical study is a prospective, multi-center, randomized, placebo-controlled 52-week study in male cirrhotic patients that are on the liver transplant list.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We believe LPCN 1107 has the potential to become the first oral HPC product indicated for the reduction of risk of PTB (delivery less than 37 weeks) in women with singleton pregnancy who have a history of singleton spontaneous PTB. Prevention of PTB is a significant unmet need as approximately 11.7% of all U.S. pregnancies result in PTB, a leading cause of neonatal mortality and morbidity.

We have completed a multi-dose PK dose selection study in pregnant women. The objective of the multi-dose PK selection study was to assess HPC blood levels in order to identify the appropriate LPCN 1107 Phase 3 dose. The multi-dose PK dose selection study was an open-label, four-period, four-treatment, randomized, single and multiple dose, PK study in pregnant women of three dose levels of LPCN 1107 and the IM HPC (Makena®). The study enrolled 12 healthy pregnant women (average age of 27 years) with a gestational age of approximately 16 to 19 weeks. Subjects received three dose levels of LPCN 1107 (400 mg BID, 600 mg BID, or 800 mg BID) in a randomized, crossover manner during the first three treatment periods and then received five weekly injections of HPC during the fourth treatment period. During each of the LPCN 1107 treatment periods, subjects received a single dose of LPCN 1107 on Day 1 followed by twice daily administration from Day 2 to Day 8. Following completion of the three LPCN 1107 treatment periods and a washout period, all subjects received five weekly injections of HPC. Results from this study demonstrated that average steady state HPC levels (Cavg0-24) were comparable or higher for all three LPCN 1107 doses than for injectable HPC. Additionally, HPC levels as a function of daily dose were linear for the three LPCN 1107 doses. Also, unlike the injectable HPC, steady state exposure was achieved for all three LPCN 1107 doses within seven days. We have also completed a proof-of-concept Phase 1b clinical study of LPCN 1107 in healthy pregnant women in January 2015 and a POC Phase 1a clinical study of LPCN 1107 in healthy non-pregnant women in May 2014. These studies were designed to determine the PK and bioavailability of LPCN 1107 relative to an IM HPC, as well as safety and tolerability.

A traditional PK/PD based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting and subsequent guidance meetings with the FDA to define a pivotal Phase 2b/3 development plan for LPCN 1107. However, these discussions will need to be updated based on recent developments with Covis’ Makena®. We plan to resume our interactions with the FDA to discuss our pivotal Phase 2b/3 clinical trial design and better understand next steps to advance LPCN 1107. Additionally, a pivotal Phase 2b/3 study will not occur until the results from a planned food-effect study with LPCN 1107 are reviewed by the FDA, though manufacturing scale-up work for LPCN 1107 has been completed.

Based on our capital resources and the clinical status of our product candidates, we plan to primarily focus our efforts in 2021 on LPCN 1144. We do not anticipate the initiation of a pivotal Phase 2b/3 study with LPCN 1107 to occur in 2021until additional clarity from the FDA is obtained with regards to Makena or the product candidate is out-licensed. We may conduct the required food effect clinical study in advance of receiving clarity on Makena. We are exploring the possibility of licensing LPCN 1107 to a third party, although no licensing agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on acceptable terms.

The FDA has granted orphan drug designation to LPCN 1107 based on a major contribution to patient care. Orphan designation qualifies Lipocine for various development incentives, including tax credits for qualified clinical testing, and a waiver of the prescription drug user fee when we file our NDA.

Recent Competition Update

On October 5, 2020, the FDA’s CDER proposed that Makena be withdrawn from the market because the PROLONG trial failed to verify the clinical benefit of Makena and concluded that the available evidence does not show Makena is effective for its approved use.

CDER issued AMAG, the NDA holder at the time, an NOOH to withdraw approval of Makena, for which AMAG Pharmaceuticals responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of Makena’s treatment and the public health implications of withdrawing approval.  The FDA Commissioner granted a hearing, and the process is expected to take months. During this time, Makena and the approved generics of Makena will remain on the market until the FDA makes a final decision about these products.

Currently, Makena and the approved generics of Makena are the only products approved for the prevention of recurrent preterm birth.

The FDA also indicated that it intends to hold a meeting with experts in obstetrics, neonatal care, and clinical trial design to discuss how to facilitate development of effective and safe therapies to treat preterm birth.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through December 31, 2020, we have generated $28.1 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $120.8 million in research and development expenses through December 31, 2020.

On December 8, 2020 we received tentative approval from the FDA regarding our NDA filed in February 2020 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. In granting tentative approval, the FDA concluded that TLANDO has met all required quality, safety and efficacy standards necessary for approval. However, TLANDO has not received final approval and is not eligible for final approval to market in the U.S. until the expiration of the exclusivity period previously granted to Clarus with respect to Jatenzo®, which expires on March 27, 2022. As a result, we are uncertain as to whether we will incur additional research and developments costs for TLANDO. Any further expenditures, if needed, are subject to numerous uncertainties regarding timing and cost to completion.

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Years Ended December 31,
	2020	2019
External service provider costs:
TLANDO	$1,192,532	$2,417,152
TLANDO XR	72,515	146,622
LPCN 1107	8,860	42,918
LPCN 1144	5,331,092	2,611,993
Total external service provider costs	6,604,999	5,218,685
Internal personnel costs	2,354,530	1,669,969
Other research and development costs	788,940	579,556
Total research and development	$9,748,469	$7,468,210

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

Summary of General and Administrative Expenses

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

Summary of Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities and interest expense incurred on our outstanding Loan and Security Agreement and losses (gains) on our warrant liability.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019	Variance
Revenue	$-	$164,990	$(164,990)
Research and development expenses	9,748,469	7,468,210	2,280,259
General and administrative expenses	8,247,795	5,597,070	2,650,725
Interest and investment income	75,650	423,491	(347,841)
Interest expense	386,618	766,745	(380,127)
Unrealized gain (loss) on warrant liability	(2,892,189)	236,400	(3,128,589)
Gain on extinguishment of debt	234,802	-	234,802
Income tax expense	200	200	-

Revenue

We recognized no license revenue during the year ended December 31, 2020, compared to license revenue of $165,000 during the year ended December 31, 2019. License revenue in 2019 related to royalty payments received from Spriaso under a licensing agreement in the cough and cold field.

Research and Development Expenses

The increase in research and development expenses during the year ended December 31, 2020 was primarily due to a $2.7 million increase in contract research organization and outside consulting and manufacturing costs related to the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, a $820,000 increase in commercial manufacturing costs related to TLANDO, a $685,000 increase in personnel expense mainly due to stock compensation expense on performance based RSU’s and increased bonus expense, as well as a net increase in other R&D programs and expenses of $101,000. Additionally, other costs related to TLANDO had a net decrease of $2.0 million which was the result of a decrease in contract research organization expenses of $2.1 million, offset by increases in other TLANDO expenses of $73,000.

General and Administrative Expenses

The increase in general and administrative expenses during the year ended December 31, 2020 was primarily due to a $2.3 million increase in legal costs associated with the following activities: lawsuit filed against Clarus for patent infringement in April 2019, patent interference cases filed against Clarus and the on-going class action lawsuit defense. In addition, there was a $522,000 increase in personnel costs mainly due to stock compensation expense on performance based RSU’s and increased bonus expense, and a $41,000 increase in other general and administrative expenses. These increases were offset by a $94,000 decrease in administrative travel expenses and a $68,000 decrease in marketing expense.

Interest and Investment Income

The decrease in interest and investment income during the year ended December 31, 2020 was due to lower interest rates and lower average balances of marketable securities in 2020 compared to 2019.

Interest Expense

The decrease in interest expense during the year ended December 31, 2020 was due to a decrease in interest expense on our Loan and Security Agreement with SVB, as a result of lower principal balances and lower interest rates in 2020 compared to 2019.

Unrealized Loss (Gain) on Warrant Liability

We recorded a $2.9 million loss and a $236,000 gain, respectively, on warrant liability during the years ended December 31, 2020 and 2019 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The loss in 2020 was mainly attributable to an increase in the value of both warrants exercised during the year and warrants outstanding as of December 31, 2020 as compared to December 31, 2019 due to an increase in our stock price. There were 10,895,970 common stock warrants from the November 2019 Offering exercised during the year ended December 31, 2020. The gain in 2019 was attributable to a decrease in the stock price of our common stock and a decrease in the remaining term of the warrants from the November 2019 Offering to December 31, 2019. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we evaluate our options related to TLANDO should it receive final approval and as we advance clinical development of LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1107 and any other product candidate, including continued research efforts.

As of December 31, 2020, we had $19.7 million of unrestricted cash, cash equivalents and marketable investment securities compared to $14.1 million at December 31, 2019. Additionally, as of December 31, 2020 and December 31, 2019 we had $5.0 million of restricted cash, which was required to be maintained as cash collateral under the SVB Loan and Security Agreement until TLANDO is approved by the FDA. However on February 16, 2021, we and SVB (as defined below) amended the Loan and Security Agreement to, among other things, remove the cash collateral requirement.

On January 28, 2021, we completed a public offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended (“January 2021 Offering”). The gross proceeds from the January 2021 Offering were approximately $28.7 million, before deducting underwriter fees and other offering expenses of $1.9 million. In the January 2021 Offering, we sold 16,428,571 shares of our common stock.

On April 21, 2020, we entered into a loan (the “Loan”) from SVB in the aggregate amount of $234,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a note dated April 21, 2020, originally matured on April 21, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 21, 2020. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On November 2, 2020, we were notified by the Small Business Administration that our PPP Loan had been forgiven.

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

On November 18, 2019, we completed the “November 2019 Offering. The gross proceeds from the November 2019 Offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses of $404,000. In the November 2019 Offering, the Company sold (i) 10,450,000 Class A Units, with each Class A Unit consisting of one share of common stock and a common warrant to purchase one share of common stock, and (ii) 1,550,000 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock, at a price of $0.50 per Class A Unit and $0.4999 per Class B Unit. The pre-funded warrants, which were exercised for common stock in December 2019, were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $.0001 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $0.50 per share, subject to adjustment, and expire on November 17, 2024. By their terms, however, neither the pre-funded warrants nor the common stock warrants can be exercised at any time that the pre-funded warrant holder or the common stock warrant holder would beneficially own, after such exercise, more than 4.99% (or, at the election of the holder, 9.99%) of the shares of common stock then outstanding after giving effect to such exercise.

On January 5, 2018, we entered into the Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest is payable monthly. Additionally on April 1, 2020, we and SVB entered into a Deferral Agreement. Under the Deferral Agreement, principal repayments are deferred by six months and we are only required to make monthly interest payments during the deferral period. The Loan matures on June 1, 2022. Previously, we were only required to make monthly interest payments until December 31, 2018, following which we also made equal monthly payments of principal and interest until the signing of the Deferral Agreement. We will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). At our option, we may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge). In connection with the Loan and Security Agreement, we granted to SVB a security interest in substantially all of our assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, as TLANDO was not approved by the FDA by May 31, 2018, we are required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. However on February 16, 2021, we and SVB amended the Loan and Security Agreement to amend, among other things, the removal the financial trigger and financial trigger release event provisions requiring us to maintain a minimum cash collateral value and collateral pledge thereof. While any amounts are outstanding under the Loan and Security Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including its cash. These events of default include, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, and one or more judgments against us in an amount greater than $100,000 individually or in the aggregate.

On March 6, 2017, we entered into the Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to the amount we have registered on an effective registration statement pursuant to which the offering is being made. We currently have registered up to $50.0 million for sale under the Sales Agreement, pursuant to our Registration Statement on Form S-3 (File No. 333-250072), through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the NASDAQ Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cantor uses its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. We pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. We have also provided Cantor with customary indemnification rights.

The shares of our common stock sold under the Sales Agreement are sold and issued pursuant to our Registration Statement on Form S-3 (File No. 333-250072) (the “Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

We are not obligated to make any sales of our common stock under the 2020 Sales Agreement. The offering of our common stock pursuant to the 2020 Sales Agreement will terminate upon the termination of the 2020 Sales Agreement as permitted therein. We and Cantor may each terminate the 2020 Sales Agreement at any time upon ten days’ prior notice.

During the year ended December 31, 2020, we sold 3,746,300 shares of our common stock pursuant to our current Registration Statement on Form S-3 (File No. 333-250072), resulting in net proceeds of approximately $5.1 million under the Sales Agreement which is net of $148,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs. Also during the year ended December 31, 2020, we sold 2,830,000 shares of our common stock pursuant to our prior Registration Statement on Form S-3 (File No. 333-220942), resulting in net proceeds of approximately $3.9 million under the Sales Agreement which is net of $165,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs. As of December 31, 2020, we had $44.7 million available for sale under the Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2022 which includes an on-going clinical study for LPCN 1144, compliance with regulatory requirements, and on-going litigation activities. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including pre-commercial and commercial activities for TLANDO and new clinical studies for LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2022, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2022, to support our operations, including, if FDA approval is received, potential commercialization activities for TLANDO. If we are unsuccessful in raising additional capital, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies or intellectual property litigation, or if we terminate or settle any on-going litigation activities. We can raise capital pursuant to the Sales Agreement when not restricted due to terms of previous financings but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

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

Funding may not be available to us on favorable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets, including sales of our common stock through the Sales Agreement. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, including the Sales Agreement, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. These arrangements may not be available to us or available on terms favorable to us. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences, warrants or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to reduce costs, delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

Sources and Uses of Cash

The following table provides a summary of our cash flows for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Cash used in operating activities	$(15,303,098)	$(11,666,217)
Cash provided by investing activities	3,892,703	2,998,227
Cash provided by financing activities	20,899,254	10,318,974

Net Cash Used in Operating Activities

During the years ended December 31, 2020 and 2019, net cash used in operating activities was $15.3 million and $11.7 million, respectively.

Net cash used in operating activities during the years ended December 31, 2020 and 2019 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2020, we were performing activities related to the LPCN 1144 LiFT Phase 2 paired biopsy clinical study and the submission of the TLANDO NDA. During 2019, we were performing activities related to the ABPM study for TLANDO and the POC liver imaging study for LPCN 1144.

Net Cash Provided by Investing Activities

During the years ended December 31, 2020 and 2019, net cash provided by investing activities was $3.9 million and $3.0 million, respectively.

Net cash provided by investing activities during 2020 and 2019 was primarily the result of utilizing marketable investment securities, net, of $3.9 million and $3.0 million, respectively, to fund current operations. There were no capital expenditures for 2020 or 2019.

Net Cash Provided by Financing Activities

During the years ended December 31, 2020 and 2019, net cash provided by financing activities was $20.9 million and $10.3 million, respectively.

Net cash provided by financing activities during 2020 was primarily attributable to $9.0 million in proceeds from the sale of 6,576,300 shares of commons stock pursuant to the ATM Offering, $7.7 million in proceeds from the exercise of warrants, $5.7 million in proceeds from the sale of 10,084,034 shares of common stock pursuant to the February 2020 Offering and $234,000 in loan proceeds under the Payment Protection Program, offset by $1.7 million in debt principal repayments under the SVB Loan and Security Agreement.

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

There were no employee stock option exercises during 2020, and employee stock options provided approximately $56,000 of cash during 2019. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options.

Contractual Commitments and Contingencies

Long-Term Debt Obligations and Interest on Debt

On January 5, 2018, we entered into a Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate plus one percent per annum, which interest is payable monthly. The loan matures on June 1, 2022 and we are required to make equal monthly payments of principal and interest for the remaining term of the loan beginning on November 1, 2020 although there was a principal deferment period of six months beginning on April 1, 2020 due to COVID-19. We will also be required to pay the Final Payment Charge at maturity.

On April 21, 2020, we were granted a Loan from SVB in the aggregate amount of $234,000, pursuant to the PPP under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a Note dated April 21, 2020, originally matured on April 21, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 21, 2020. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On November 2, 2020, we were notified by the Small Business Administration that our PPP Loan had been forgiven.

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On March 3, 2021, we modified and extended the lease through February 28, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more detail in Note 2 of our annual financial statements included in this filing, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this pronouncement effective January 1, 2017. We recognized no revenue in 2020 and limited revenue in 2019 under a licensing agreement with Spriaso LLC.

We may provide research and development services under collaboration arrangements to advance the development of jointly owned products. We record the expenses incurred and reimbursed on a net basis in research and development expense.

As of December 31, 2020, we do not have any active collaboration agreements except for an agreement to provide joint research and development services through January 23, 2015 which was assigned to Spriaso as described in Note 12 of the Company’s annual financial statements included in this filing.

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

As of December 31, 2020, there was $972,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan.

Warrant Liability

In connection with the November 2019 public offering, we issued warrants to purchase common stock. The warrants require us to pay such holders an amount of cash in the event of a fundamental transaction, as defined in the warrant agreement. As the cash payment is at the option of the warrant holder, we account for the common stock warrants as a liability, which is adjusted to fair value each reporting period as well as upon exercise of such warrants. The Company estimates the fair value of the warrant liability based on a hypothetical payout associated with a fundamental transaction. The fair value estimate utilizes a pricing model and unobservable inputs. Unlike the fair value of other assets and liabilities which are readily observable and therefore more easily independently corroborated, the warrants are not actively traded, and fair value is determined based on significant judgments regarding models, unobservable inputs and valuation methodologies.

As of December 31, 2020 and 2019, the warrant liability was $1.2 million and $4.6 million, respectively.

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

Additionally in January 2018, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $37,000 increase in interest expense, while a one percent decrease in the prime rate would result in a $42,000 decrease in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LIPOCINE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lipocine Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lipocine Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

In connection with the November 2019 public offering, the Company issued warrants to purchase common stock. The warrants require the Company to pay such holders an amount of cash in the event of a fundamental transaction, as defined in the warrant agreement. As the cash payment is at the option of the holder, the Company accounts for the common stock warrants as a liability, which is adjusted to fair value each reporting period as well as upon exercise of such warrants. The Company estimates the fair value of the warrant liability based on a hypothetical payout associated with a fundamental transaction. The fair value estimate utilizes a pricing model and unobservable inputs. Unlike the fair value of other assets and liabilities which are readily observable and therefore more easily independently corroborated, the warrants are not actively traded, and fair value is determined based on significant judgments regarding models, unobservable inputs and valuation methodologies.

We identified the valuation of the warrant liability as a critical audit matter because of the unobservable inputs, complexity of the pricing model and methodologies used by management and management’s third-party specialists to estimate fair value. The valuations involve a high degree of auditor judgment and an increased extent of effort, including the need to audit and evaluate the appropriateness of the pricing model and inputs.

Our audit procedures for auditing the fair value of the warrant liability included the following procedures, among others:

•	We evaluated the reasonableness of management’s valuation methodology and estimates.

•	We developed valuation estimates, using externally sourced inputs and models, and compared to management’s recorded value and investigated differences.

•	We compared management’s assumptions utilized within management’s models to external sources.

/s/ Tanner LLC

We have served as the Company’s auditor since 2018

Salt Lake City, Utah

March 11, 2021

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$19,217,382	$9,728,523
Restricted cash	5,000,000	5,000,000
Marketable investment securities	449,992	4,340,041
Accrued interest income	391	16,522
Prepaid and other current assets	661,258	545,887

Total current assets	25,329,023	19,630,973

Property and equipment, net of accumulated depreciation of $1,143,697 and $1,140,143, respectively	-	3,554
Other assets	23,753	23,753
Total assets	$25,352,776	$19,658,280

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,597,220	$1,182,241
Accrued expenses	1,653,178	449,303
Debt - current portion	3,333,333	3,333,333

Total current liabilities	6,583,731	4,964,877

Debt - non-current portion	2,257,075	3,814,407
Warrant liability	1,170,051	4,591,200

Total liabilities	10,010,857	13,370,484

Commitments and contingencies (notes 5, 8 and 11)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 70,041,967 and 37,655,175 issued and 70,036,257 and 37,649,465 outstanding	7,005	3,766
Additional paid-in capital	187,407,634	157,391,969
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	-	(38)
Accumulated deficit	(172,032,008)	(151,067,189)

Total stockholders' equity	15,341,919	6,287,796

Total liabilities and stockholders' equity	$25,352,776	$19,658,280

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2020 and 2019

	2020	2019
Revenues:
License revenue	$-	$164,990
Total revenues	-	164,990

Operating expenses:
Research and development	9,748,469	7,468,210
General and administrative	8,247,795	5,597,070
Total operating expenses	17,996,264	13,065,280

Operating loss	(17,996,264)	(12,900,290)

Other income (expense)
Interest and investment income	75,650	423,491
Interest expense	(386,618)	(766,745)
Gain on extinguishment of debt	234,802	-
Unrealized gain (loss) on warrant liability	(2,892,189)	236,400
Total other expense, net	(2,968,355)	(106,854)

Loss before income tax expense	(20,964,619)	(13,007,144)

Income tax expense	(200)	(200)
Net loss	$(20,964,819)	$(13,007,344)

Basic loss per share attributable to common stock	$(0.38)	$(0.50)

Weighted average common shares outstanding, basic	55,688,085	25,882,273

Diluted loss per share attributable to common stock	$(0.38)	$(0.50)

Weighted average common shares outstanding, diluted	55,688,085	25,882,273

Comprehensive loss:
Net loss	$(20,964,819)	$(13,007,344)
Unrealized net gain on available-for-sale securities	38	925

Comprehensive loss	$(20,964,781)	$(13,006,419)

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2020 and 2019

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2018	21,731,486	$2,174	5,710	$(40,712)	$147,533,019	$(963)	$(138,059,845)	9,433,673

Net loss	-	-	-	-	-	-	(13,007,344)	(13,007,344)

Unrealized net gain on marketable investment securities	-	-	-	-	-	925	-	925

Common stock sold through equity offering	10,450,000	1,045	-	-	766,897	-	-	767,942

Pre-funded warrant exercises	1,550,000	155	-	-	-	-	-	155

Stock-based compensation	-	-	-	-	1,035,834	-	-	1,035,834

Option exercises	20,000	2	-	-	56,198	-	-	56,200

Vesting of restricted stock units	247,500	25	-	-	(25)	-	-	-

Common stock sold through ATM offering	3,650,479	365	-	-	8,000,046	-	-	8,000,411

Balances at December 31, 2019	37,649,465	$3,766	5,710	$(40,712)	$157,391,969	$(38)	$(151,067,189)	$6,287,796

Net loss	-	-	-	-	-	-	(20,964,819)	(20,964,819)

Unrealized net gain on marketable investment securities	-	-	-	-	-	38	-	38

Stock-based compensation	-	-	-	-	1,373,182	-	-	1,373,182

Vesting of restricted stock units	628,807	63			(63)	-	-	-

Common stock sold through equity offering	10,084,034	1,008	-	-	5,652,132	-	-	5,653,140

Common stock issued for warrant exercises	15,097,651	1,510	-	-	7,673,366	-	-	7,674,876

Settlement of warrant liability on warrant exercises	-	-	-	-	6,313,338	-	-	6,313,338

Common stock sold through ATM offering	6,576,300	658	-	-	9,003,710	-	-	9,004,368

Balances at December 31, 2020	70,036,257	$7,005	5,710	$(40,712)	$187,407,634	$-	$(172,032,008)	$15,341,919

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:

Net loss	$(20,964,819)	$(13,007,344)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	3,554	15,443
Stock-based compensation expense	1,373,182	1,035,834
Non-cash interest expense	109,335	221,209
Non-cash gain on extinguishment of debt	(234,802)	-
Non-cash loss (gain) on change in fair value of warrant liability	2,892,189	(236,400)
Amortization of premium/discount on marketable investment securities	(2,616)	(164,306)

Changes in operating assets and liabilities:
Accrued interest income	16,131	21,992
Prepaid and other current assets	(115,371)	(25,774)
Accounts payable	414,979	510,961
Accrued expenses	1,205,140	(37,832)

Cash used in operating activities	(15,303,098)	(11,666,217)

Cash flows from investing activities:

Purchases of marketable investment securities	(6,315,297)	(16,851,568)
Maturities of marketable investment securities	10,208,000	19,849,795

Cash provided by investing activities	3,892,703	2,998,227

Cash flows from financing activities:

Proceeds from debt	233,537	-
Debt repayments	(1,666,667)	(3,333,334)
Proceeds from stock option exercises	-	56,200
Proceeds from sale of common stock sold in equity offering	5,653,140	5,595,542
Proceeds from exercise of warrants	7,674,876	155
Net proceeds from sale of common stock through ATM	9,004,368	8,000,411

Cash provided by financing activities	20,899,254	10,318,974

Net increase in cash and cash equivalents	9,488,859	1,650,984

Cash, cash equivalents and restricted cash at beginning of period	14,728,523	13,077,539

Cash, cash equivalents and restricted cash at end of period	$24,217,382	$14,728,523

Supplemental disclosure of cash flow information:
Interest paid	276,019	545,536
Income taxes paid	200	200

Supplemental disclosure of non-cash investing and financing activities:
Settlement of warrant liability on warrant exercises	6,313,338	-
Unrealized net gain on marketable investment securities	38	925
Accrued final payment charge on debt	109,335	221,209
Allocation of equity offering proceeds to warrant liability	-	4,827,600

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to stock-based compensation; income tax uncertainties; the fair value of the warrant liability and the useful lives of property and equipment.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Cash and cash equivalents were $19.2 million and $9.7 million at December 31, 2020 and 2019.

(c)	Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company maintains an allowance for doubtful accounts for estimated losses. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and their customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company had no write-offs in 2020 and 2019 and the Company did not record an allowance for doubtful accounts as of December 31, 2020 and 2019 as there were no accounts receivable outstanding. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

DECEMBER 31, 2020 and 2019

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

(h)	Share Based Payments

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(2)	Summary of Significant Accounting Policies – (continued)

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees, nonemployees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $1.4 million and $1.0 million for the years ended December 31, 2020 and 2019, allocated as follows:

	Year Ended
	2020	2019
Research and development	$583,212	$419,801
General and administrative	789,970	616,033
	$1,373,182	$1,035,834

The Company issued 1,360,000 stock options and 79,000 stock options, respectively, during the years ended December 31, 2020 and 2019, respectively. Additionally, the Company issued zero and 280,120 restricted stock units, respectively, during the years ended December 31, 2020 and 2019, respectively.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(2)	Summary of Significant Accounting Policies – (continued)

For options granted in 2020 and 2019, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2020		2019
Expected term	5.83	years	5.67	years
Risk-free interest rate	0.93%		1.82%
Expected dividend yield	—		—
Expected volatility	100.32%		80.38%

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

As of December 31, 2020, there was $972,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the years ended December 31, 2020 and 2019 was approximately $0.72 per share and $1.25 per share, respectively.

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

DECEMBER 31, 2020 and 2019

(2)	Summary of Significant Accounting Policies – (continued)

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019:

	December 31,	Fair value measurements at reporting date using
	2020	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents - money market funds	$18,399,585	$18,399,585	$-	$-

Commercial paper	449,992	-	449,992	-

	$18,849,577	$18,399,585	$449,992	$-

Liabilities:
Warrant liability	$1,170,051	-	-	1,170,051
	$20,019,628	$18,399,585	$449,992	$1,170,051

	December 31,	Fair value measurements at reporting date using
	2019	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents - money market funds and commercial paper	$8,921,249	$6,575,862	$2,345,387	$-

Corporate bonds, notes and commercial paper	4,340,041	-	4,340,041	-

	$13,261,290	$6,575,862	$6,685,428	$-

Liabilities:
Warrant liability	$4,591,200	-	-	4,591,200
	$17,852,490	$6,575,862	$6,685,428	$4,591,200

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(2)	Summary of Significant Accounting Policies – (continued)

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2020, include (i) volatility of 88.46%, (ii) risk free interest rate of 0.27%, (iii) strike price of $0.50, (iv) fair value of common stock of $1.36, and (v) expected life of 3.9 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2019, include (i) volatility of 225.93%, (ii) risk free interest rate of 1.69%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.385, and (v) expected life of 4.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2 or Level 3 for the years ended December 31, 2020 and 2019.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(2)	Summary of Significant Accounting Policies – (continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Basic loss per share attributable to common stock:
Numerator
Net loss	$(20,964,819)	$(13,007,344)

Denominator
Weighted avg. common shares outstanding	55,688,085	25,882,273

Basic loss per share attributable to common stock	$(0.38)	$(0.50)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(20,964,819)	$(13,007,344)
Denominator
Weighted avg. common shares outstanding	55,688,085	25,882,273

Diluted loss per share attributable to common stock	$(0.38)	$(0.50)

The computation of diluted earnings per share for the years ended December 31, 2020 and 2019 does not include stock options, warrants or unvested restricted stock units to purchase shares in the computation of diluted earnings per share because these instruments were antidilutive:

	December 31,
	2020	2019
Stock options	3,564,458	2,310,485
Unvested restricted stock units	-	661,307
Warrants	1,944,366	12,000,000

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(2)	Summary of Significant Accounting Policies – (continued)

(k)	Segment Information

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

(3) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. Debt securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2020 and 2019 were as follows:

December 31, 2020	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
Commercial paper	$449,992	$-	$-	$449,992
	$449,992	$-	$-	$449,992

December 31, 2019	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
Corporate bonds, notes and commercial paper	$4,340,079	$-	$(38)	$4,340,041
	$4,340,079	$-	$(38)	$4,340,041

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(3)	Marketable Investment Securities - (continued)

Maturities of debt securities classified as available-for-sale securities at December 31, 2020 are as follows:

December 31, 2020	Amortized Cost	Aggregate fair value
Due within one year	$449,992	$449,992
	$449,992	$449,992

There were no sales of marketable investment securities during the years ended December 31, 2020 and 2019 and therefore no realized gains or losses. Additionally, $10.2 million and $19.8 million of marketable investment securities matured during the years ended December 31, 2020 and 2019, respectively. The Company determined there were no other-than-temporary impairments for the years ended December 31, 2020 and 2019.

(4)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the years ended December 31, 2020 and 2019.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $6.8 million and $5.4 million under these agreements in 2020 and 2019 and has recorded these expenses in research and development expenses.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(5)	Loan and Security Agreement

Silicon Valley Bank Loan

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (4.25% as of December 31, 2020), which interest is payable monthly. Additionally on April 1, 2020, the Company and SVB entered into a Deferral Agreement. Under the Deferral Agreement, principal repayments are deferred by six months and the Company is only required to make monthly interest payments. The loan matures on June 1, 2022. Previously, the Company only made monthly interest payments until December 31, 2018, following which the Company also made equal monthly payments of principal and interest until the signing of the Deferral Agreement. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and to date approximately $590,000 has been recognized as an increase to the principal balance with a corresponding charge to interest expense with the remaining final payment charge to be recognized over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge).

In connection with the Loan and Security Agreement, the Company granted to SVB a security interest in substantially all of the Company’s assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, as TLANDO was not approved by the United States Food and Drug Administration (“FDA”) prior to May 31, 2018, the Company maintains $5.0 million of cash collateral at SVB as required under the Loan and Security Agreement until such time as TLANDO is approved by the FDA. However on February 16, 2021, the Company and SVB amended the Loan and Security Agreement to amend, among other things, the removal the financial trigger and financial trigger release event provisions requiring the Company to maintain a minimum cash collateral value and collateral pledge thereof.

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

Future maturities principal payments on debt at December 31, 2020, are as follows:

Years Ending December 31,	Amount (in thousands)
2021	3,333
2022	1,667
Thereafter	—
$5,000

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(5)	Loan and Security Agreement – (continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

December 31, 2020
Cash and cash equivalents	$19,217,382
Restricted cash	5,000,000
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$24,217,382

Amounts included in restricted cash represent those required to be set aside by the Loan and Security Agreement. However on February 16, 2021, the Company and SVB amended the Loan and Security Agreement to amend, among other things, the removal the financial trigger and financial trigger release event provisions requiring the Company to maintain a minimum cash collateral value and collateral pledge thereof.

Payroll Protection Program Loan

On April 21, 2020, the Company was granted a loan from SVB in the aggregate amount of $233,537, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The PPP loan, which was in the form of a note dated April 21, 2020 issued by SVB, originally matured on April 21, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 21, 2020 (“Note”). Under the terms of the PPP loan, certain amounts of the PPP loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On November 2, 2020, we were notified by the Small Business Administration that our PPP Loan had been forgiven.

Other

Effective June 15, 2020 and through December 31, 2020, the Company deferred Federal Insurance Contributions Act (“FICA”) taxes under the CARES Act Section 2302. Payment of these tax deferrals are delayed to December 31, 2021 and December 31, 2022. As of December 31, 2020 the tax deferrals totaled $36,000 and are included in accrued liabilities.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(6)	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Computer equipment and software	$43,361	$43,361
Lab and office equipment	1,048,932	1,048,932
Furniture and fixtures	51,404	51,404
	1,143,697	1,143,697

Less accumulated depreciation	(1,143,697)	(1,140,143)
	$-	$3,554

Depreciation expense for the years ended December 31, 2020 and 2019 was approximately $4,000 and $15,000, respectively.

(7)	Income Taxes

(a)	Income Tax Expense

Income tax expense consists of:

	December 31,
	2020	2019
U.S. federal	$-	$-
State and local	200	200
Deferred	-	-
Total	$200	$200

(b)	Tax Rate Reconciliation

Income tax expense was $200 and $200, respectively, for the years ended December 31, 2020 and 2019 and differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2020 and 2019, respectively, to pretax income from continuing operations as a result of the following:

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(7)	Income Taxes – (continued)

	December 31,
	2020	2019
Computed "expected" tax benefit	$(4,402,570)	$(2,731,500)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	4,248,002	3,037,041
State and local income taxes, net of federal income tax benefit	158	158
Stock expense	86,209	114,458
Research and development tax credits	(485,254)	(357,561)
Orphan drug tax credit	(4,797)	(14,357)
Warrant liability	607,360	(49,644)
Other, net	(48,908)	1,605
	$200	$200

(c)	Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below.

	December 31,
	2020	2019
Deferred tax assets:
Stock-based compensation	$1,651,482	$1,637,731
Net operating loss carryforwards	35,102,326	30,574,751
Employee benefits	54,108	48,423
Research and development tax credits	4,472,003	3,833,189
Orphan drug tax credits	1,168,828	1,162,757
Plant and equipment	959	1,782
Other deductible tempory differences	5,386	5,806
Total gross deferred tax assets	42,455,092	37,264,439
Less valuation allowance	(42,455,092)	(37,264,439)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $42.5 million and $37.3 million, respectively. The net change in the valuation allowance was an increase of $5.2 million in 2020 and an increase of $3.8 million in 2019. A valuation allowance has been provided for the full amount of the Company’s net deferred tax assets as the Company believes it is more likely than not that these benefits will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

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

As of December 31, 2020, we had NOL and research and development credit carryforwards for U.S. federal income tax reporting purposes of approximately $136.7 million and $3.2 million, respectively. Approximately $25.7 million of the NOL will expire between 2023 and 2033 and $70.8 million of the NOL will expire 2034 through 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, NOL’s generated in 2018 and subsequent years have an unlimited carryforward therefore the 2020, 2019 and 2018 NOL of $40.2 million can be carried forward indefinitely. The research and development credits will begin to expire in 2033 through 2038. We have orphan drug credit carry forwards of approximately $1.2 million which will expire if unused through 2040.

We also have state NOL and research and development credit carry-forwards of approximately $129.2 million and $1.3 million, respectively. Approximately $2.1 million of the Company's state NOL expires in 2021, $34.8 million expires between 2022 and 2029, and $92.3 million will expire in 2030 through 2035. The state research and development credits expire in 2023 through 2032.

The Company's federal and state income tax returns for December 31, 2017 through 2020 are open tax years.

A reconciliation of the beginning and ending amount of total unrecognized tax contingencies, excluding interest and penalties, for the years ended December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Balance, beginning of year	$-	$-

Balance, end of year	$-	$-

(8)	Leases

On August 6, 2004, the Company assumed a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On May 6, 2014, the Company modified and extended the lease through February 28, 2018, on February 8, 2018, the Company extended the lease through February 28, 2019 on January 2, 2019, the Company extended the lease through February 29, 2020, on February 24, 2020, the Company extended the lease through February 28, 2021 and on March 3, 2021, the Company extended the lease through February 28, 2022.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(8)	Leases – (continued)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2020 are:

Operating
leases
Year ending December 31: 2021	$55,064

Total minimum lease payments	$55,064

The Company’s rent expense was $330,000 and $329,000 for the years ended December 31, 2020 and 2019, respectively.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

On January 28, 2021, the Company completed a public offering of securities registered under an effective registration statement filed pursuant to the Securities Act of 1933, as amended (“January 2021 Offering”). The gross proceeds from the January 2021 Offering were approximately $28.7 million, before deducting underwriter fees and other offering expenses of $1.9 million. In the January 2021 Offering, the Company sold 16,428,571 shares of its common stock.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(9)	Stockholders’ Equity – (continued)

On March 6, 2017, the Company entered into the Sales Agreement with Cantor pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made. The Company currently has registered up to $50.0 million for sale under the Sales Agreement, pursuant to the Registration Statement on Form S-3 (File No. 333-250072) through Cantor as the Company’s sales agent. Cantor may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cantor uses its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. The Company pays Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. In addition, the Company has also provided Cantor with customary indemnification rights.

The shares of the Company’s common stock sold under the Sales Agreement are sold and issued pursuant to the Registration Statement on Form S-3 (File No. 333-250072) (the “Form S-3”), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

The Company is not obligated to make any sales of its common stock under the Sales Agreement. The offering of common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. The Company and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

During the year ended December 31, 2020, the Company sold 3,746,300 shares of our common stock pursuant to the current Registration Statement on Form S-3 (File No. 333-250072) at a weighted-average sales price of $1.41 per share, resulting in net proceeds of approximately $5.1 million under the Sales Agreement which is net of $148,000 in expenses. Also during the year ended December 31, 2020, the Company sold 2,830,000 shares of common stock pursuant to the prior Registration Statement on Form S-3 (File No. 333-220942) at a weighted-average sales price of $1.43 per share, resulting in net proceeds of approximately $3.9 million under the Sales Agreement which is net of $165,000 in expenses. During the year ended December 31, 2019, the Company sold 3,650,479 shares of our common stock pursuant to the prior Registration Statement on Form S-3 (File No. 333-220942) at a weighted-average sales price of $2.26 per share, resulting in net proceeds of $8.0 million under the Sales Agreement which is net of $249,000 in expenses. As of December 31, 2020, the Company had $44.7 million available for sale under the Sales Agreement.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(9)	Stockholders’ Equity – (continued)

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

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares are authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 3,221,906 to 5,721,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 5,721,906 shares are authorized for issuance under the 2014 Plan, with 1,940,790 shares remaining available for grant as of December 31, 2020.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(9)	Stockholders’ Equity – (continued)

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2019	2,310,485	$4.81
Options granted	1,360,000	0.92
Options exercised	-	-
Options forfeited	(51,776)	0.88
Options cancelled	(54,251)	6.32
Balance at December 31, 2020	3,564,458	3.36

Options exercisable at December 31, 2020	2,122,086	4.98

The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value
3,564,458	6.64	$3.36	$576,889	2,122,086	4.77	$4.98	$564,443

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $0 and $1,000. There were 0 and 20,000 stock options exercised during the years ended December 31, 2020 and 2019.

(d)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted stock units
Balance at December 31, 2019	661,307
Granted	-
Vested	(628,807)
Forfeited	(32,500)
Balance at December 31, 2020	-

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(9)	Stockholders’ Equity – (continued)

(e)	Common Stock Warrants

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

As of December 31, 2020, the Company had 1,104,030 warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on November 18, 2019 (closing date of November 19 Offering) and December 31, 2020 and 2019 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	December 31, 2020	December 31, 2019	November 18, 2019
Expected life in years	3.88	4.88	5.00
Risk-free interest rate	0.27%	1.69%	1.63%
Dividend yield	—	—	—
Volatility	88.46%	225.93%	224.47%
Stock price	$1.36	$0.39	$0.41

During the year ended December 31, 2020, the Company recorded a non-cash loss of $2.9 million from the change in fair value of the November 2019 Offering warrants and during the year ended December 31, 2019, the Company recorded a non-cash gain of $236,000 from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2018	$-
Initial fair value of common stock warrants issued in November 2019 Offering	4,827,600
Change in fair value of common stock warrants	(236,400)
Balance at December 31, 2019	4,591,200
Settlement of liabilty on warrant exercise	(6,313,338)
Change in fair value of common stock warrants	2,892,189
Balance at December 31, 2020	$1,170,051

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(9)	Stockholders’ Equity – (continued)

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019	12,000,000	$0.50
Issued	5,042,017	0.53
Exercised	(15,097,651)	0.51
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at December 31, 2020	1,944,366	$0.51

During the years ended December 31, 2020 and 2019, 15.1 million and zero common stock warrants to purchase one share of our common stock were exercised, respectively, resulting in proceeds of approximately $7.7 million and zero, respectively.

The following table summarizes information about common stock warrants outstanding at December 31, 2020:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value
1,944,366	4.00	$0.51	$1,646,945

(10)	401(k) Plan

On January 1, 2002, the Company adopted a tax qualified employee savings and retirement plan (the “401(k) Plan”) covering eligible employees. Pursuant to the 401(k) Plan, employees may elect to reduce current compensation by a percentage of eligible compensation, not to exceed legal limits, and contribute the amount of such reduction to the 401(k) Plan. Beginning April 1, 2014, the 401(k) Plan was amended to require matching contributions to the 401(k) Plan by the Company on behalf of the participants of 100 percent Company match on up to four percent of an employee's compensation computed on a per pay period basis. The Company contributed $67,000 and $63,000, respectively, to the 401(k) Plan during the years ended December 31, 2020 and 2019.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

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

On April 2, 2019, the Company filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. However on February 11, 2020, the Company voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity.  The Company answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and a Summary Judgement Hearing on January 15, 2021. Originally the United States District Court for the District of Delaware had scheduled a five-day jury trial to begin on February 8, 2021, however, on December 28, 2020, the District Court postponed the jury trial due to the ongoing effects of the COVID-19 pandemic. The jury trial will be rescheduled once it becomes clear when jury trials will resume in the District of Delaware.

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. The Company insurance that covers claims of this nature. The retention amount payable by the Company under our policy is $1.25 million. The Company filed a motion to dismiss the class action lawsuit on July 24, 2020. In response, the plaintiffs filed their response to the motion to dismiss the class action lawsuit on September 22, 2020 and the Company filed its reply to its motion to dismiss on October 22, 2020. The Company intends to vigorously defend itself against these allegations and has not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

Beyond John Wajda, derivatively on behalf of Lipocine Inc. v. Mahesh Patel, et al. and Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PM, management does not currently believe that any other matter, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(11)	Commitments and Contingencies (continued)

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017, on January 23, 2018, on July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. The agreement was further amended on July 23, 2019 and again on July 23, 2020 to extend the term of the agreement for an additional twelve months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements from Spriaso for the years ended December 31, 2020 and 2019, respectively. Additionally, during the years ended December 31, 2020 and 2019, the Company received zero and $165,000, respectively, in royalty payments from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

However, in October 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses, Derivatives and Hedging, and Leases: Effective Dates, which deferred the effective date of ASU 2016-13 for certain entities, including those that are eligible to be smaller reporting companies. A company’s determination about whether it is eligible for the deferral is a one-time assessment as of November 15, 2019 based on its most recent determination of its small reporting company eligibility as of the last business day of the most recently completed second quarter. Based on this determination, the Company qualifies as a smaller reporting entity and is therefore eligible for the deferral of adoption of ASU 2016-13, resulting in a new effective date of January 1, 2023. The Company has historically not had credit losses on financial instruments and is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures" within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of December 31, 2020.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

Change in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated into this item by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders, under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" and is incorporated into this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated into this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Independence of the Board" and is incorporated into this item by reference.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

4.2	Amended and Restated Stockholder Rights Agreement dated as of November 5, 2018 by and between the Company and American Stock Transfer & Trust Company, LLC	10-Q	001-36357	4.1	11/7/2018

4.3	Form of Pre-Funded Warrant	8-K	001-36357	4.1	11/14/2019

4.4	Form of Common Warrant	8-K	001-36357	4.2	11/14/2019

4.5	Form of Common Warrant	8-K	001-36357	4.1	2/26/2020

4.6	Description of Registered Securities	10-K	001-36357	4.6	03/13/2020

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2**	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3**	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4**	Form of Restricted Stock Unit Agreement and Notice under the 2011 Equity Incentive Plan	10-K	001-36357	10.4	3/31/2014

10.5**	Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	S-8	333-197421	99.1	7/15/2014

10.6	Assignment and Assumption of Lease, dated August 6, 2004, by and between Lipocine Inc. and Genta Salus LLC	8-K	333-178230	10.4	7/25/2013

10.7	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.8**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.9	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.10	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.11	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.12	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.13+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.14**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.15**	Amended and Restated Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Morgan Brown	8-K	000-550920	10.2	1/7/2014

10.16**	Second Amended and Restated Lipocine Inc. 2014 Stock Incentive Plan	10-Q	001-36357	10.1	8/9/2016

10.17	Commercial Manufacturing Services and Supply Agreement, dated March 3, 2016, by and between Lipocine Inc. and M.W. Encap Ltd.	10-Q	001-36357	10.1	5/9/2016

10.18	Controlled Equity OfferingSM Sales Agreement, dated March 6, 2017, by and between Lipocine Inc. and Cantor Fitzgerald & Co.	10-K	001-36357	10.22	3/6/2017

10.19**	Second Amended and Restated Executive Employment Agreement, dated March 3, 2017, by and between Lipocine Inc. and Morgan Brown	10-K	001-36357	10.23	3/6/2017

10.20**	Executive Employment Agreement, dated March 3, 2017, by and between Lipocine Inc. and Gregory Bass.	10-K	001-36357	10.24	3/6/2017

10.21**	Vice President Employment Agreement, dated November 5, 2018, by and between Lipocine Inc. and Nachiappan Chidambaram.	10-Q	001-36357	10.1	11/7/18

10.22	Loan and Security Agreement dated January 5, 2018	8-K	001-36357	10.1	1/9/2018

10.23**	Third Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	10-Q	001-36357	10.1	8/7/2018

10.24	Securities Purchase Agreement, dated as of November 14, 2019, by and between Lipocine, Inc. and the purchasers identified on the signature pages thereto	8-K	001-36357	10.2	11/14/2019

10.25	Securities Purchase Agreement, dated as of February 25, 2020, by and between Lipocine, Inc. and the purchasers identified on the signature pages thereto	8-K	001-36357	10.2	2/26/2020

10.26	First Amendment to Loan and Security Agreement, dated February 16, 2021, made by and among Lipocine Inc., Lipocine Operating Inc. and Silicon Valley Bank	8-K	001-36357	10.1	2/18/2021

16.1	Letter from KPMG LLP to the Securities and Exchange Commission, dated June 29, 2018	8-K	001-36357	16.1	6/29/2018

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
21.1*	Subsidiaries

23.1*	Consent of Tanner LLC

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Management contract or compensation plan or arrangement
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: March 11, 2021	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 11, 2021	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mahesh V. Patel Mahesh V. Patel	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 11, 2021

/s/ Morgan R. Brown Morgan R. Brown	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2021

/s/ Jeffrey A. Fink Jeffrey A. Fink	Director	March 11, 2021

/s/ John Higuchi John Higuchi	Director	March 11, 2021

/s/ Stephen A. Hill Stephen A. Hill	Director	March 11, 2021

/s/ R. Dana Ono R. Dana Ono	Director	March 11, 2021