Form 10-Q
period 2021-03-31
Lipocine Inc.
filed 2021-05-06
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2021

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

Outstanding Shares

As of May 5, 2021, the registrant had 88,290,650 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$15,601,594	$19,217,382
Restricted cash	-	5,000,000
Marketable investment securities	29,747,465	449,992
Accrued interest income	136,387	391
Prepaid and other current assets	458,423	661,258
Total current assets	45,943,869	25,329,023

Marketable investment securities	4,608,999	-
Other assets	23,753	23,753
Total assets	$50,576,621	$25,352,776

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$558,344	$1,597,220
Accrued expenses	1,504,907	1,653,178
Debt - current portion	3,333,333	3,333,333
Total current liabilities	5,396,584	6,583,731

Debt - non-current portion	1,442,437	2,257,075
Warrant liability	1,346,751	1,170,051
Total liabilities	8,185,772	10,010,857

Commitments and contingencies (notes 5, 7, 8 and 10)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 88,296,360 and 70,041,967 issued and 88,290,650 and 70,036,257 outstanding	8,830	7,005
Additional paid-in capital	217,845,280	187,407,634
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(22,459)	-
Accumulated deficit	(175,400,090)	(172,032,008)
Total stockholders' equity	42,390,849	15,341,919

Total liabilities and stockholders' equity	$50,576,621	$25,352,776

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$1,580,540	$2,511,754
General and administrative	1,533,953	2,085,261
Total operating expenses	3,114,493	4,597,015
Operating loss	(3,114,493)	(4,597,015)

Other income (expense):
Interest and investment income	10,649	59,938
Interest expense	(68,973)	(133,345)
Unrealized loss on warrant liability	(195,065)	(1,100,029)
Total other expense, net	(253,389)	(1,173,436)
Loss before income tax expense	(3,367,882)	(5,770,451)

Income tax expense	(200)	(200)
Net loss	$(3,368,082)	$(5,770,651)

Basic loss per share attributable to common stock	$(0.04)	$(0.14)
Weighted average common shares outstanding, basic	81,881,392	41,347,631

Diluted loss per share attributable to common stock	$(0.04)	$(0.14)
Weighted average common shares outstanding, diluted	81,881,392	41,347,631

Comprehensive loss:
Net loss	$(3,368,082)	$(5,770,651)
Net unrealized gain (loss) on available-for-sale securities	(22,459)	38

Comprehensive loss	$(3,390,541)	$(5,770,613)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2019	37,649,465	$3,766	5,710	$(40,712)	$157,391,969	$(38)	$(151,067,189)	$6,287,796

Net loss	-	-	-	-	-	-	(5,770,651)	(5,770,651)

Unrealized net gain on marketable investment securities	-		-	-	-	38	-	38

Stock-based compensation	-	-	-	-	321,913	-	-	321,913

Common stock sold through equity offering	10,084,034	1,008	-	-	5,652,132	-	-	5,653,140

Common stock issued for warrant exercises	121,000	12	-	-	60,488	-	-	60,500

Balances at March 31, 2020	47,854,499	$4,786	5,710	$(40,712)	$163,426,502	$-	$(156,837,840)	$6,552,736

Balances at December 31, 2020	70,036,257	$7,005	5,710	$(40,712)	$187,407,634	$-	$(172,032,008)	$15,341,919

Net loss	-	-	-	-	-	-	(3,368,082)	(3,368,082)

Unrealized net loss on marketable investmentsecurities	-		-	-	-	(22,459)	-	(22,459)

Stock-based compensation	-	-	-	-	147,566	-	-	147,566

Option exercises	4,584	-	-	-	6,693	-	-	6,693

Common stock sold through equity offering	16,428,571	1,643	-	-	26,838,814	-	-	26,840,457

Common stock issued for warrant exercises	10,000	1	-	-	4,999	-	-	5,000

Settlement of warrant liability on warrant exercises	-	-	-	-	18,365	-	-	18,365

Common stock sold through ATM offering	1,811,238	181	-	-	3,421,209	-	-	3,421,390

Balances at March 31, 2021	88,290,650	$8,830	5,710	$(40,712)	$217,845,280	$(22,459)	$(175,400,090)	$42,390,849

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:

Net loss	$(3,368,082)	$(5,770,651)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	-	799
Stock-based compensation expense	147,566	321,913
Non-cash interest expense	18,695	40,395
Non-cash loss on change in fair value of warrant liability	195,065	1,100,029
Amortization of premium (discount) on marketable investment securities	65,290	(10,219)

Changes in operating assets and liabilities:
Accrued interest income	(135,996)	7,310
Prepaid and other current assets	202,835	172,517
Accounts payable	(1,038,876)	472,668
Accrued expenses	(148,271)	288,977

Cash used in operating activities	(4,061,774)	(3,376,262)

Cash flows from investing activities:

Purchases of marketable investment securities	(34,444,221)	(447,779)
Maturities of marketable investment securities	450,000	4,350,000

Cash provided by (used in) investing activities	(33,994,221)	3,902,221

Cash flows from financing activities:

Debt repayments	(833,333)	(833,333)
Net proceeds from common stock offering	26,840,457	5,653,140
Net proceeds from sale of common stock through ATM	3,421,390	-
Proceeds from stock option exercises	6,693	-
Net proceeds exercise of warrants	5,000	60,500
Cash provided by financing activities	29,440,207	4,880,307

Net increase (decrease) in cash and cash equivalents	(8,615,788)	5,406,266

Cash and cash equivalents and restricted cash at beginning of period	24,217,382	14,728,523

Cash and cash equivalents and restricted cash at end of period	$15,601,594	$20,134,789

Supplemental disclosure of cash flow information:
Interest paid	$50,278	$92,950

Supplemental disclosure of non-cash investing and financing activity:
Settlement of warrant liability on warrant exercises	$18,365	$-
Net unrealized gain or loss on available-for-sale securities	22,459	38

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2020.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least March 31, 2022 which includes an on-going clinical study for LPCN 1144, compliance with regulatory requirements and on-going litigation activities. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects if additional activities are performed by the Company including pre-commercial and commercial activities for TLANDO and new clinical studies for LPCN 1144, TLANDO XR and LPCN 1148 .While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2022, the Company will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, before or after March 31, 2022, to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1144, TLANDO XR and LPCN 1148. Conversely, the Company’s capital resources could last longer if it reduces expenses, reduces the number of activities currently contemplated under our operating plan, if it terminates, modifies the design or suspends on-going clinical studies, or if it terminates or settles any on-going litigation activities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Basic loss per share attributable to common stock:

Numerator

Net loss	$(3,368,082)	$(5,770,651)

Denominator

Weighted avg. common shares outstanding	81,881,392	41,347,631

Basic loss per share attributable to common stock	$(0.04)	$(0.14)

Diluted loss per share attributable to common stock:

Numerator

Net loss	$(3,368,082)	$(5,770,651)

Denominator

Weighted avg. common shares outstanding	81,881,392	41,347,631

Diluted loss per share attributable to common stock	$(0.04)	$(0.14)

The computation of diluted loss per share for the three months ended March 31, 2021 and 2020 does not include the following stock options and warrants to purchase shares or unvested restricted stock units in the computation of diluted loss per share because these instruments were antidilutive:

	March 31,
	2021	2020
Stock options	3,849,790	2,936,485
Unvested restricted stock units	-	661,307
Warrants	1,934,366	16,921,017

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2021 and December 31, 2020 were as follows:

March 31, 2021	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
Corporate bonds, notes and commercial paper	$34,378,923	-	(22,459)	$34,356,464
	$34,378,923	$-	$(22,459)	$34,356,464

December 31, 2020	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
Commercial paper	$449,992	-	-	$449,992
	$449,992	$-	$-	$449,992

Maturities of debt securities classified as available-for-sale securities at March 31, 2021 are as follows:

March 31, 2021	Amortized Cost	Aggregate fair value
Due within one year	$29,758,925	$29,747,465
Due after one year through two years	4,619,998	4,608,999
	$34,378,923	$34,356,464

There were no sales of marketable investment securities during the three months ended March 31, 2021 and 2020 and therefore no realized gains or losses. Additionally, $450,000 and $4.4 million of marketable investment securities matured during the three months ended March 31, 2021 and 2020, respectively. The Company determined there were no other-than-temporary impairments for the three months ended March 31, 2021 and 2020.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

		Fair value measurements at reporting date using
	March 31, 2021	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents - money market funds	$14,843,941	$14,843,941	$-	$-

Commercial paper	13,981,235	-	13,981,235	-
Corporate bonds and notes	20,375,229		20,375,229

	$49,200,405	$14,843,941	$34,356,464	$-

Liabilities:
Warrant liability	$1,346,751	-	-	1,346,751
	$50,547,156	$14,843,941	$34,356,464	$1,346,751

		Fair value measurements at reporting date using
	December 31, 2020	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Cash equivalents - money market funds	$18,399,585	$18,399,585	$-	$-

Commercial paper	449,992	-	449,992	-

	$18,849,577	$18,399,585	$449,992	$-

Liabilities:
Warrant liability	$1,170,051	-	-	1,170,051
	$20,019,628	$18,399,585	$449,992	$1,170,051

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly-rated money market funds and treasury bills with original maturities to the Company of three months or less and are purchased daily at par value with specified yield rates. Cash equivalents related to money market funds and treasury bills are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets.

Corporate bonds, notes, and commercial paper: The Company uses a third-party pricing service to value these investments. Corporate bonds, notes and commercial paper are classified within Level 2 of the fair value hierarchy because they are valued using broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of March 31, 2021, include (i) volatility of 95.44%, (ii) risk free interest rate of 0.63%, (iii) strike price of $0.50, (iv) fair value of common stock of $1.51, and (v) expected life of 3.6 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2020, include (i) volatility of 88.46%, (ii) risk free interest rate of 0.27%, (iii) strike price of $0.50, (iv) fair value of common stock of $1.36, and (v) expected life of 3.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2021.

(5)	Loan and Security Agreements

Silicon Valley Bank Loan

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (4.25% as of March 31, 2021), which interest is payable monthly. Additionally on April 1, 2020, the Company entered into a Deferral Agreement with SVB. Under the Deferral Agreement, principal repayments were deferred by six months and the Company was only required to make monthly interest payments. The loan matures on June 1, 2022. Previously, the Company only made monthly interest payments until December 31, 2018, following which the Company also made equal monthly payments of principal and interest until the signing of the Deferral Agreement. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and to date approximately $609,000 has been recognized as an increase to the principal balance with a corresponding charge to interest expense with the remaining final payment charge to be recognized over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge).

In connection with the Loan and Security Agreement, the Company granted to SVB a security interest in substantially all of the Company’s assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, as TLANDO was not approved by the United States Food and Drug Administration (“FDA”) prior to May 31, 2018, the Company maintained $5.0 million of cash collateral at SVB as required under the Loan and Security Agreement until such time as TLANDO is approved by the FDA. However on February 16, 2021, the Company amended the Loan and Security Agreement with SVB to, among other things, remove the financial trigger and financial trigger release event provisions requiring the Company to maintain a minimum cash collateral value and collateral pledge thereof.

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

Future maturities of principal payments on the Loan and Security Agreement at March 31, 2021, are as follows:

Years Ending December 31,	Amount (in thousands)
2021	2,500
2022	1,667
Thereafter	—
$4,167

Other

Effective June 15, 2020 and through December 31, 2020, the Company deferred Federal Insurance Contributions Act (“FICA”) taxes under the CARES Act Section 2302. Payment of these tax deferrals are delayed to December 31, 2021 and December 31, 2022. As of March 31, 2021 the tax deferrals totaled $36,000 and are included in accrued liabilities.

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At March 31, 2021 and December 31, 2020, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three months ended March 31, 2021 and 2020.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $837,000 and $1.9 million, respectively, for the three months ended March 31, 2021 and 2020 under these agreements and has recorded these expenses in research and development expenses.

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

Future minimum lease payments under non-cancelable operating leases as of March 31, 2021 are:

Operating
Year ending December 31:	leases
2021	247,787
2022	55,064

Total minimum lease payments	$302,851

The Company’s rent expense was $83,000 for each of the three months ended March 31, 2021 and 2020.

(9)	Stockholders’ Equity

(a)	Issuance of Common Stock

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

On March 6, 2017, the Company entered into the Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made. The Company currently has registered up to $50.0 million for sale under the Sales Agreement, pursuant to the Registration Statement on Form S-3 (File No. 333-250072) through Cantor as the Company’s sales agent. Cantor may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cantor uses its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. The Company pays Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. In addition, the Company has also provided Cantor with customary indemnification rights.

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

As of March 31, 2021, we had sold an aggregate of 15,023,073 shares at a weighted-average sales price of $2.19 per share under the ATM for aggregate gross proceeds of $32.9 million and net proceeds of $31.7 million, after deducting sales agent commission and discounts and our other offering costs. During the three months ended March 31, 2021, the Company sold 1,811,238 shares of our common stock pursuant to the current Registration Statement on Form S-3 (File No. 333-250072) at a weighted-average sales price of $1.95 per share, resulting in net proceeds of approximately $3.4 million under the Sales Agreement which is net of $112,000 in expenses. During the three months ended March 31, 2020, the Company did not sell any shares of our common stock pursuant to the prior Registration Statement on Form S-3 (File No. 333-220942). As of March 31, 2021, the Company had $41.2 million available for sale under the Sales Agreement.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $148,000 and $322,000, respectively, for the three months ended March 31, 2021 and 2020 and is allocated as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$66,887	$134,664
General and administrative	80,679	187,249
	$147,566	$321,913

The Company issued 310,000 and 626,000 stock options, respectively, during the three months ended March 31, 2021 and 2020.

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

For options granted during the three months ended March 31, 2021 and 2020, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2021		2020
Expected term	5.85	years	5.85	years
Risk-free interest rate	0.47%		1.50%
Expected dividend yield	0.00%		0.00%
Expected volatility	100.96%		99.11%

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

As of March 31, 2021, there was $1.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.45 years and will be adjusted for subsequent changes in estimated forfeitures.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan ("2014 Plan") subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares were authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan ("2011 Plan") were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 3,221,906 to 5,721,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 5,721,906 shares are authorized for issuance under the 2014 Plan, with 1,650,874 shares remaining available for grant as of March 31, 2021.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2020	3,564,458	$3.36
Options granted	310,000	1.47
Options exercised	(4,584)	1.46
Options forfeited	-	-
Options cancelled	(20,084)	6.45
Balance at March 31, 2021	3,849,790	3.19

Options exercisable at March 31, 2021	2,354,983	4.49

The following table summarizes information about stock options outstanding and exercisable at March 31, 2021:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value
3,849,790	6.71	$3.19	$820,904	2,354,983	5.03	$4.49	$270,959

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 4,584 stock options exercised during the three months ended March 31, 2021 and no stock options exercised during the three months ended March 31, 2020.

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

As of March 31, 2021, the Company had 1,094,030 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on March 31, 2021 and on December 31, 2020 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	March 31, 2021	December 31, 2020
Expected life in years	3.63	3.88
Risk-free interest rate	0.63%	0.27%
Dividend yield	—	—
Volatility	95.44%	88.46%
Stock price	$1.51	$1.36

During the three months ended March 31, 2021, the Company recorded a non-cash loss of approximately $195,000 from the change in fair value of the November 2019 Offering warrants. During the three months ended March 31, 2020, the Company recorded a non-cash loss of approximately $1.1 million from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2020	$1,170,051
Settlement of liability on warrant exercise	(18,365)
Change in fair value of common stock warrants	195,065
Balance at March 31, 2021	$1,346,751

Additionally, in the February 2020 Offering, the Company issued 5,042,017 common stock warrants, however, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	1,944,366	$0.51
Issued	-	-
Exercised	(10,000)	0.50
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at March 31, 2021	1,934,366	$0.51

During the three months ended March 31, 2021 and 2020, 10,000, and 121,000 common stock warrants to purchase one share of our common stock were exercised, respectively, resulting in proceeds of approximately $5,000 and $61,000, respectively, in the three months ended March 31, 2021 and 2020.

The following table summarizes information about common stock warrants outstanding at March 31, 2021:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value
1,934,366	3.75	$0.51	$1,928,500

(10)	Commitments and Contingencies

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

On March 13, 2020, the Company filed U.S. patent application serial number 16/818,779 (“the Lipocine ‘779 Application”) with the United States Patent and Trademark Office (“USPTO”).  On October 16 and November 3, 2020, Lipocine filed suggestions for interference with the USPTO requesting that a patent interference be declared between the Lipocine ‘779 Application and US patent application serial number 16/656,178 to Clarus Therapeutics, Inc. (“the Clarus ‘178 Application”).  Pursuant to the Company’s request, the Patent Trial and Appeal Board (“PTAB”) at the USPTO declared the interference on January 4, 2021 to ultimately determine, as between the Company and Clarus, who is entitled to the claimed subject matter.  The interference number is 106,128, and the Company was initially declared Senior Party.  A conference call with the PTAB was held on January 25, 2021 to discuss proposed motions.  On February 1, 2021, the PTAB issued an order authorizing certain motions and setting the schedule for the preliminary motions phase. Briefing is presently ongoing.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017, on January 23, 2018, on July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. The agreement was further amended on July 23, 2019 and again on July 23, 2020 to extend the term of the agreement for an additional twelve months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements during the three months ended March 31, 2021 and 2020, respectively. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 11, 2021 as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 11, 2021. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

Additional pipeline candidates include LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU for the treatment of NASH which is currently in Phase 2 testing, TLANDO XR, a next generation oral TRT product comprised of testosterone tridecanoate (“TT”) with the potential for once daily dosing which has completed Phase 2 testing, LPCN 1148, an oral prodrug of bioidentical testosterone for the treatment of management of cirrhosis, and LPCN 1107, potentially the first oral HPC product indicated for the prevention of recurrent PTB, which has completed a dose finding Phase 2 clinical study and has been granted orphan drug designation by the FDA.

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

We have incurred losses in most years since our inception. As of March 31, 2021, we had an accumulated deficit of $175.4 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $3.4 million for the three months ended March 31, 2021, compared to $5.8 million for the three months ended March 31, 2020. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs, including on-going litigation, associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	conduct any other post-approval clinical studies required in support of TLANDO;

•	perform pre-commercialization and commercialization activities in support of TLANDO;

•	conduct further development of our other product candidates, including LPCN 1144 and LPCN 1148;

•	continue our research efforts;

•	research new products or new uses for our existing products;

•	maintain, expand and protect our intellectual property portfolio; and

•	provide general and administrative support for our operations, including on-going litigation.

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

Our Product Candidates

Our current portfolio includes our most advanced product candidate, TLANDO, an oral TRT product candidate, which received tentative approval from the FDA on December 8, 2020. Additionally, we are in the process of establishing our pipeline of other clinical candidates including an oral androgen therapy for the treatment of non-cirrhotic NASH, LPCN 1144, a next-generation potential once daily oral TRT, TLANDO XR, an androgen therapy for the management of cirrhosis, LPCN 1148, an oral therapy for the prevention of PTB, LPCN 1107 and we continue to explore other product candidates targeting indications with a significant unmet need.

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

Under the Pediatric Research Equity Act (“PREA”), if TLANDO receives full approval, we will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA has also required us to conduct certain post-marketing studies including: (i) conduct an appropriately designed label comprehension and knowledge study that assesses patient understanding of key risk messages in the Medication Guide for TLANDO and (ii) conduct an appropriately designed one-year trial to evaluate development of adrenal insufficiency with chronic TLANDO therapy. The timetables for these post-marketing requirements will be established at the time of full approval of TLANDO. We are actively pursuing and currently evaluating commercial alternatives with TLANDO, should it receive FDA approval, including out-licensing TLANDO to a third-party, launching TLANDO on our own, or launching TLANDO on our own with the assistance from a “risk share” partner.

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

Additionally, our competitors may introduce other T-replacement therapies. For example, on January 5, 2021 Marius submitted a NDA to the FDA seeking approval of KYZATREX®, its novel oral TU soft gelatin capsule for the treatment of primary and secondary hypogonadism in adult men. According to Marius, it has been assigned a PDUFA date of October 31, 2021 for KYZATREX®.

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

LPCN 1144: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH

We are currently evaluating LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU, for the treatment of non-cirrhotic NASH. NASH is a more advanced state of NAFLD and can progress to a cirrhotic liver and eventually hepatocellular carcinoma/ liver cancer. Twenty to thirty percent of the U.S. population is estimated to suffer from NAFLD and fifteen to twenty percent of this group progress to NASH, which is a substantially large population that lacks effective therapy. Currently, there are no FDA approved treatments for NASH, a silent killer that affects approximately 30 million Americans. Approximately 50% of NASH patients are in adult males. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/NASH. There is currently no approved therapy for the treatment of NASH although there are several drug candidates currently under development with many having clinical failures to date.

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

Current Status

We have initiated the LiFT Phase 2 clinical study in confirmed non-cirrhotic NASH subjects. The LiFT clinical study is a prospective, multi-center, randomized, double-blind, placebo-controlled multiple-arm study in biopsy-confirmed hypogonadal or eugonadal male NASH subjects with grade F1/F3 fibrosis and a NAFLD Activity Score ≥ 4 with a 36-week treatment period. The LiFT clinical study enrolled 56 biopsy confirmed NASH male subjects. Subjects were randomized 1:1:1 to one of three arms (Treatment A is a twice daily oral dose of 142 mg testosterone equivalent, Treatment B is a twice daily oral dose of 142 mg testosterone equivalent formulated with 217 mg of d-alpha tocopherol equivalent, and the third arm is twice daily matching placebo). We currently expect 36-week biopsy data in August 2021.

The primary endpoint of the LiFT clinical study is change in hepatic fat fraction via MRI-PDFF and exploratory liver fat/marker end points post 12 weeks of treatment. Additionally, key secondary endpoints post 36 weeks of treatment include assessment of histological change for NASH resolution and/or fibrosis improvement as well as liver fat data. Other important endpoints include the following: change in liver injury markers, anthropomorphic measurements, lipids, insulin resistance and inflammatory/fibrosis markers; as well as patient reported outcomes.

Additionally, subjects will have access to LPCN 1144 through an open label extension study. The extension study will enable the collection of additional data on LPCN 1144 for up to a total of 72 weeks of therapy.

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

* All available data

During the 12 weeks of treatment, the observed rate and severity of Treatment Emergent Adverse Events (“TEAEs”) in both the LPCN 1144 treatment arms were comparable to the placebo arm. Three subjects in the placebo group and one subject in the combined treatment arms discontinued study drug due to TEAEs. We currently expect 36-week biopsy data in August 2021.

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

Additionally in October 2014, we completed a Phase 2a proof -of-concept (“POC”) study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with TLANDO XR in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28-day dosing period on multi-dose exposure. Overall, TLANDO XR was well tolerated with no serious AE’s reported.

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

LPCN 1148: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Management of Cirrhosis

Cirrhosis is end-stage NAFLD for which there is no FDA approved drug treatment. Liver cirrhosis is estimated to affect in excess of 600,000 Americans, with men affected at twice the rate of women, and results in approximately 45,000 deaths every year. Due to a lack of available organs, only a third of waitlisted patients are getting liver transplants, and patients that do receive a transplant are increasingly being described as frail. Low testosterone affects up to 90% of cirrhotic men, and is a predictor of mortality and increased adverse events including ascites, hepatic encephalopathy, and clinically significant portal hypertension. We are targeting LPCN 1148 for the management of patients with liver cirrhosis. We believe LPCN 1148 will address current unmet needs for patients with liver cirrhosis including improvement in the quality of life of patients while on the liver transplant waiting list, allow patients to stay on the liver transplant waiting list longer, and improvement in post liver transplant survival, including outcomes and costs.

We are currently formulating plans to conduct a Phase 2 POC study in male cirrhotic subjects through consultations with the FDA and key opinion leaders to evaluate the therapeutic potential of LPCN 1148 for the management of cirrhotic subjects. On May 5, 2020 the FDA accepted our IND to initiate a Phase 2 POC study to evaluate the therapeutic potential of LPCN 1148 for the management of liver cirrhosis in adult male cirrhotic patients. The planned Phase 2 POC study is a prospective, multi-center, randomized, placebo-controlled study in approximately 50 to 60 male cirrhotic patients that are on the liver transplant list. Subjects will be randomized 1:1 to one of two arms. The treatment arm is an oral dose of a testosterone ester and the second arm is matching placebo. The primary endpoint is change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index and clinically significant worsening in mortality. Total treatment is expected to be 52 weeks. We currently expect the first subject will be dosed in the second half of 2021.

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

We do not anticipate the initiation of a pivotal Phase 2b/3 study with LPCN 1107 to occur in 2021 until the required food effect study is complete. We currently intend to proceed with plans to conduct the required food effect clinical study. We are exploring the possibility of licensing LPCN 1107 to a third party, although no licensing agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on acceptable terms.

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

CDER issued AMAG, the NDA holder at the time, an NOOH to withdraw approval of Makena, for which AMAG Pharmaceuticals responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of Makena’s treatment and the public health implications of withdrawing approval.  The FDA Commissioner has not determined whether it will hold a public hearing, and if one is granted, the process is expected to take months. During this time, Makena and the approved generics of Makena will remain on the market until the FDA makes a final decision about these products.

Currently, Makena and the approved generics of Makena are the only products approved for the prevention of recurrent preterm birth.

The FDA also indicated that it intends to hold a meeting with experts in obstetrics, neonatal care, and clinical trial design to discuss how to facilitate development of effective and safe therapies to treat preterm birth.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through March 31, 2021, we have generated $28.1 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $122.4 million in research and development expenses through March 31, 2021.

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2021	2020
External service provider costs:
TLANDO	$86,724	$84,932
LPCN 1144	763,230	1,729,553
TLANDO XR	-	70,408
LPCN 1107	1,000	1,000
Total external service provider costs	850,954	1,885,893
Internal personnel costs	570,266	492,372
Other research and development costs	159,320	133,489
Total research and development	$1,580,540	$2,511,754

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$1,580,540	$2,511,754
General and administrative expenses	1,533,953	2,085,261
Interest and investment income	10,649	59,938
Interest expense	68,973	133,345
Unrealized loss on warrant liability	195,065	1,100,029
Income tax expense	200	200

Research and Development Expenses

The decrease in research and development expenses during the three months ended March 31, 2021 was primarily due to a $966,000 decrease in contract research organization expense and outside consulting costs related to the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, and a $70,000 decrease in raw materials costs related to TLANDO XR, offset by a $78,000 increase in personnel expense as well as increases in other R&D expenses of $26,000.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended March 31, 2021 was primarily due to a $608,000 decrease in legal costs due to less activity in 2021 as compared to 2020 with the following activities: lawsuit filed against Clarus Therapeutics Inc. for patent infringement in April 2019 and the on-going class action lawsuit defense; in addition to a $15,000 decrease in personnel costs. These decreases were offset by a $50,000 increase in corporate insurance expenses and a $22,000 increase in other general and administrative expenses.

Interest and Investment Income

The decrease in interest and investment income during the three months ended March 31, 2021 was due to lower interest rates in 2021 compared to 2020.

Interest Expense

The decrease in interest expense during the three months ended March 31, 2021 was due to a decrease in interest expense on our Loan and Security Agreement with SVB, as a result of lower principal balances and lower interest rates in 2021 compared to 2020.

Loss on Warrant Liability

We recorded a loss of $195,000 and $1.1 million, respectively, on warrant liability during the three months ended March 31, 2021 and 2020 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The loss in 2021 and 2020 was mainly attributable to an increase in the value of warrants outstanding as of March 31, as compared to December 31, in both 2021 and 2020 due to an increase in our stock price. There were 10,000 and 121,000 common stock warrants from the November 2019 Offering exercised during the three months ended March 31, 2021 and March 31, 2020, respectively. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

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

As of March 31, 2021, we had $50.0 million of unrestricted cash, cash equivalents and marketable investment securities compared to $19.7 million at December 31, 2020. Additionally, as of December 31, 2020 we had $5.0 million of restricted cash, which was required to be maintained as cash collateral under the SVB Loan and Security Agreement until TLANDO is approved by the FDA. However on February 16, 2021, we amended the Loan and Security Agreement with SVB (as defined below) to, among other things, remove the cash collateral requirement.

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

On November 18, 2019, we completed the November 2019 Offering. The gross proceeds from the November 2019 Offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses of $404,000. In the November 2019 Offering, the Company sold (i) 10,450,000 Class A Units, with each Class A Unit consisting of one share of common stock and a common warrant to purchase one share of common stock, and (ii) 1,550,000 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock, at a price of $0.50 per Class A Unit and $0.4999 per Class B Unit. The pre-funded warrants, which were exercised for common stock in December 2019, were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $.0001 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $0.50 per share, subject to adjustment, and expire on November 17, 2024. By their terms, however, neither the pre-funded warrants nor the common stock warrants can be exercised at any time that the pre-funded warrant holder or the common stock warrant holder would beneficially own, after such exercise, more than 4.99% (or, at the election of the holder, 9.99%) of the shares of common stock then outstanding after giving effect to such exercise.

On January 5, 2018, we entered into the Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest is payable monthly. Additionally on April 1, 2020, we entered into a Deferral Agreement with SVB. Under the Deferral Agreement, principal repayments were deferred by six months and we were only required to make monthly interest payments during the deferral period. The Loan matures on June 1, 2022. Previously, we were only required to make monthly interest payments until December 31, 2018, following which we also made equal monthly payments of principal and interest until the signing of the Deferral Agreement. We will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). At our option, we may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge). In connection with the Loan and Security Agreement, we granted to SVB a security interest in substantially all of our assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, as TLANDO was not approved by the FDA by May 31, 2018, we were required to maintain $5.0 million of cash collateral at SVB until such time as TLANDO is approved by the FDA. However on February 16, 2021, we amended the Loan and Security Agreement with SVB to, among other things, remove the financial trigger and financial trigger release event provisions requiring us to maintain a minimum cash collateral value and collateral pledge thereof. While any amounts are outstanding under the Loan and Security Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including our cash. These events of default include, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, and one or more judgments against us in an amount greater than $100,000 individually or in the aggregate.

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

During the three months ended March 31, 2021, we sold 1,811,238 shares of our common stock pursuant to our current Registration Statement on Form S-3 (File No. 333-250072), resulting in net proceeds of approximately $3.4 million under the Sales Agreement which is net of $112,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs. As of March 31, 2021, we had $41.2 million available for sale under the Sales Agreement.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(4,061,774)	$(3,376,262)
Cash provided by (used in) investing	(33,994,221)	3,902,221
Cash provided by financing activities	29,440,207	4,880,307

Net Cash From Operating Activities

During the three months ended March 31, 2021 and 2020, net cash used in operating activities was $4.1 million and $3.4 million, respectively.

Net cash used in operating activities during the three months March 31, 2021 and 2020 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2021 and 2020, we were performing activities related to the LPCN 1144 LiFT Phase 2 paired biopsy clinical study. During 2020, we also were performing activities around the submission of the TLANDO NDA.

Net Cash From Investing Activities

During the three months ended March 31, 2021 and 2020, net cash used in investing activities was $34.0 million compared to net cash provided by of $3.9 million, respectively.

Net cash used in investing activities during the three months ended March 31, 2021 was primarily the result of purchasing marketable investment securities, net, of $34.4 million. Net cash provided by investing activities during the three months ended March 31, 2020 was primarily the result of utilizing marketable investment securities, net, of $3.9 million to fund operations. There were no capital expenditures for the three months ended March 31, 2021 and 2020.

Net Cash From Financing Activities

During the three months ended March 31, 2021 and 2020 net cash provided by financing activities was $29.4 million and $4.9 million, respectively.

Net cash provided by financing activities during the three months ended March 31, 2021 was attributable to the net proceeds from the sale of 16,428,571 shares of common stock pursuant to January 2021 Offering resulting in net proceeds of $26.8 million and $3.4 million in proceeds from the sale of 1,811,238 shares of common stock pursuant to the ATM, offset by $833,000 in debt principal repayments under the SVB Loan and Security Agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 11, 2021.

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

Additionally in January 2018, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $26,000 increase in interest expense, while a one percent decrease in the prime rate would result in a $30,000 decrease in interest expense.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls were effective as of March 31, 2021.

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

On November 14, 2019, we and certain of our officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We have insurance that covers claims of this nature. The retention amount payable by us under our policy is $1.25 million. We filed a motion to dismiss this class action lawsuit on July 24, 2020. In response, the plaintiffs filed their response to the motion to dismiss the class action lawsuit on September 22, 2020 and we filed our reply to our motion to dismiss on October 22, 2020. We intend to vigorously defend ourselves against these allegations and have not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

On March 13, 2020, we filed U.S. patent application serial number 16/818,779 (“the Lipocine ‘779 Application”) with the United States Patent and Trademark Office (“USPTO”).  On October 16 and November 3, 2020, we filed suggestions for interference with the USPTO requesting that a patent interference be declared between the Lipocine ‘779 Application and US patent application serial number 16/656,178 to Clarus Therapeutics, Inc. (“the Clarus ‘178 Application”).  Pursuant to our request, the Patent Trial and Appeal Board (“PTAB”) at the USPTO declared the interference on January 4, 2021 to ultimately determine, as between us and Clarus, who is entitled to the claimed subject matter.  The interference number is 106,128, and we were initially declared Senior Party.  A conference call with the PTAB was held on January 25, 2021 to discuss proposed motions.  On February 1, 2021, the PTAB issued an order authorizing certain motions and setting the schedule for the preliminary motions phase. Briefing is presently ongoing.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021, and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021:

Risks Relating to Our Business and Industry

We will need to grow our Company, and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2021, we had 13 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our future growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At March 31, 2021, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $1.3 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of March 31, 2021, our executive officers and directors beneficially owned approximately 4.9% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $1.38 and as high as $2.28 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of March 31, 2021, we had an accumulated deficit of $175.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1107, if initiated. In addition, if we eventually obtain final marketing approval for TLANDO, we may incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate our options with TLANDO and further clinical development of LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have limited shares available for issuance to raise capital to fund our operations and grant stock-based incentive awards to employees, directors, and consultants. If we are unable to increase the number of shares of common stock available for issuance, our business will be adversely affected.

Currently, we have 100,000,000 authorized shares of common stock. As of March 31, 2021, we had 88,290,650 shares of common stock outstanding. After taking into account the 3,849,790 shares reserved for issuance upon the exercise of outstanding options as of March 31, 2021, and exercise of outstanding warrants, we have a limited number of shares available for issuance. If we are not able to increase the number of shares of common stock available for issuance, including, for example, through an amendment to our certificate of incorporation or a reverse stock split, we will have limited shares available for issuance to raise capital to fund our operations, make grants of stock-based incentive awards, or take such other actions requiring available capital stock needed to operate our business. Further delays in securing, or the failure to secure, shareholder approval such actions, if needed, may prevent us from executing a capital raising transaction, which may have a material adverse effect on our business and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.1	First Amendment to Loan and Security Agreement, dated February 16, 2021, made by and among Lipocine Inc., Lipocine Operating Inc. and Silicon Valley Bank	8-K	001-36357	10.1	2/18/21

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: May 6, 2021	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 6, 2021	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

