Form 10-Q
period 2021-06-30
Lipocine Inc.
filed 2021-08-05
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2021

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

Outstanding Shares

As of August 4, 2021, the registrant had 88,290,650 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$10,967,713	$19,217,382
Restricted cash	-	5,000,000
Marketable investment securities	35,672,059	449,992
Accrued interest income	232,568	391
Prepaid and other current assets	283,180	661,258

Total current assets	47,155,520	25,329,023

Other assets	23,753	23,753

Total assets	$47,179,273	$25,352,776

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$906,476	$1,597,220
Accrued expenses	1,444,188	1,653,178
Debt - current portion	3,957,627	3,333,333
Litigation settlement liability - current portion	2,500,000	-

Total current liabilities	8,808,291	6,583,731

Debt - non-current portion	-	2,257,075
Warrant liability	1,125,429	1,170,051
Litigation settlement liability - non-current portion	1,500,000	-

Total liabilities	11,433,720	10,010,857

Commitments and contingencies (notes 5, 7, 8 and 10)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 88,296,360 and 70,041,967 issued and 88,290,650 and 70,036,257 outstanding	8,830	7,005
Additional paid-in capital	217,986,752	187,407,634
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(186)	-
Accumulated deficit	(182,209,131)	(172,032,008)

Total stockholders’ equity	35,745,553	15,341,919

Total liabilities and stockholders’ equity	$47,179,273	$25,352,776

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating expenses:
Research and development	$1,464,687	$2,268,984	$3,045,228	$4,780,739
General and administrative	1,525,592	1,953,535	3,059,544	4,038,795
Total operating expenses	2,990,279	4,222,519	6,104,772	8,819,534
Operating loss	(2,990,279)	(4,222,519)	(6,104,772)	(8,819,534)

Other income (expense):
Interest and investment income	17,344	7,177	27,993	67,115
Interest expense	(57,428)	(87,847)	(126,401)	(221,192)
Unrealized gain (loss) on warrant liability	221,322	(2,066,445)	26,257	(3,166,474)
Litigation settlement	(4,000,000)	-	(4,000,000)	-
Total other expense, net	(3,818,762)	(2,147,115)	(4,072,151)	(3,320,551)

Loss before income tax expense	(6,809,041)	(6,369,634)	(10,176,923)	(12,140,085)

Income tax expense	-	-	(200)	(200)

Net loss	$(6,809,041)	$(6,369,634)	$(10,177,123)	$(12,140,285)

Basic loss per share attributable to common stock	$(0.08)	$(0.13)	$(0.12)	$(0.27)

Weighted average common shares outstanding, basic	88,290,650	49,769,253	85,556,110	45,558,442
Diluted loss per share attributable to common stock	$(0.08)	$(0.13)	$(0.12)	$(0.27)

Weighted average common shares outstanding, diluted	88,290,650	49,769,253	85,556,110	45,558,442

Comprehensive loss:
Net loss	$(6,809,041)	$(6,369,634)	$(10,177,123)	$(12,140,285)
Net unrealized gain (loss) on available-for-sale securities	22,273	(104)	(186)	(66)

Comprehensive loss	$(6,786,768)	$(6,369,738)	$(10,177,309)	$(12,140,351)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at March 31, 2020	47,854,499	$4,786	5,710	$(40,712)	$163,426,502	$-	$(156,837,840)	$6,552,736

Net loss	-	-	-	-	-	-	(6,369,634)	(6,369,634)

Unrealized net gain on marketable investment securities	-	-	-	-	-	(104)	-	(104)

Stock-based compensation	-	-	-	-	465,058	-	-	465,058

Vesting of restricted stock units	25,000	2	-	-	(2)	-	-	-

Common stock issued for warrant exercises	13,497,807	1,350	-	-	6,852,308	-	-	6,853,658

Settlement of warrant liability on warrant exercises	-	-	-	-	5,591,362	-	-	5,591,362

Costs associated with ATM offering	-	-	-	-	(8,108)	-	-	(8,108)

Balances at June 30, 2020	61,377,306	$6,138	5,710	$(40,712)	$176,327,120	$(104)	$(163,207,474)	$13,084,968

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2019	37,649,465	$3,766	5,710	$(40,712)	$157,391,969	$(38)	$(151,067,189)	$6,287,796

Net loss	-	-	-	-	-	-	(12,140,285)	(12,140,285)

Unrealized net gain on marketable investment securities	-	-	-	-	-	(66)	-	(66)

Stock-based compensation	-	-	-	-	786,971	-	-	786,971

Vesting of restricted stock units	25,000	2	-	-	(2)	-	-	-

Common stock sold through equity offering	10,084,034	1,008	-	-	5,652,132	-	-	5,653,140

Common stock issued for warrant exercises	13,618,807	1,362	-	-	6,912,796	-	-	6,914,158

Settlement of warrant liability on warrant exercises	-	-	-	-	5,591,362	-	-	5,591,362

Costs associated with ATM offering	-	-	-	-	(8,108)	-	-	(8,108)

Balances at June 30, 2020	61,377,306	$6,138	5,710	$(40,712)	$176,327,120	$(104)	$(163,207,474)	$13,084,968

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at March 31, 2021	88,290,650	$8,830	5,710	$(40,712)	$217,845,280	$(22,459)	$(175,400,090)	$42,390,849

Net loss	-	-	-	-	-	-	(6,809,041)	(6,809,041)

Unrealized net gain on marketable investment securities	-	-	-	-	-	22,273	-	22,273

Stock-based compensation	-	-	-	-	146,747	-	-	146,747

Costs associated with ATM offering	-	-	-	-	(5,275)	-	-	(5,275)

Balances at June 30, 2021	88,290,650	$8,830	5,710	$(40,712)	$217,986,752	$(186)	$(182,209,131)	$35,745,553

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2020	70,036,257	$7,005	5,710	$(40,712)	$187,407,634	$-	$(172,032,008)	$15,341,919

Net loss	-	-	-	-	-	-	(10,177,123)	(10,177,123)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(186)	-	(186)

Stock-based compensation	-	-	-	-	294,313	-	-	294,313

Option exercises	4,584	-	-	-	6,693	-	-	6,693

Common stock sold through equity offering	16,428,571	1,643	-	-	26,838,814	-	-	26,840,457

Common stock issued for warrant exercises	10,000	1	-	-	4,999	-	-	5,000

Settlement of warrant liability on warrant exercises	-	-	-	-	18,365	-	-	18,365

Common stock sold through ATM offering	1,811,238	181	-	-	3,415,934	-	-	3,416,115

Balances at June 30, 2021	88,290,650	$8,830	5,710	$(40,712)	$217,986,752	$(186)	$(182,209,131)	$35,745,553

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:

Net loss	$(10,177,123)	$(12,140,285)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	-	1,598
Stock-based compensation expense	294,313	786,971
Non-cash interest expense	33,886	63,765
Non-cash loss (gain) on change in fair value of warrant liability	(26,257)	3,166,474
Amortization of premium (discount) on marketable investment securities	203,958	(9,755)

Changes in operating assets and liabilities:
Accrued interest income	(232,177)	8,603
Prepaid and other current assets	378,078	398,579
Accounts payable	(690,744)	(275,415)
Accrued expenses	(208,990)	543,955
Litigation settlement liability	4,000,000	-

Cash used in operating activities	(6,425,056)	(7,455,510)

Cash flows from investing activities:

Purchases of marketable investment securities	(35,876,211)	(4,466,811)
Maturities of marketable investment securities	450,000	4,350,000

Cash used in investing activities	(35,426,211)	(116,811)

Cash flows from financing activities:

Debt repayments	(1,666,667)	(1,111,111)
Proceeds from debt	-	233,537
Net proceeds from common stock offering	26,840,457	5,653,140
Net proceeds from (costs associated with) ATM	3,416,115	(8,108)
Proceeds from stock option exercises	6,693	-
Net proceeds from exercise of warrants	5,000	6,914,158

Cash provided by financing activities	28,601,598	11,681,616

Net increase (decrease) in cash, cash equivalents, and restricted cash	(13,249,669)	4,109,295

Cash, cash equivalents, and restricted cash at beginning of period	24,217,382	14,728,523

Cash, cash equivalents, and restricted cash at end of period	$10,967,713	$18,837,818

Supplemental disclosure of cash flow information:
Interest paid	$92,515	$156,979
Income taxes paid	200	200

Supplemental disclosure of non-cash investing and financing activity:
Settlement of warrant liability on warrant exercises	$18,365	$5,591,362
Net unrealized loss on available-for-sale securities	(186)	(66)
Accrued final payment charge on debt	33,886	63,765
Other accrued interest	-	448

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least June 30, 2022 which includes an on-going clinical study for LPCN 1144, future clinical studies for LPCN 1148 and LPCN 1154, compliance with regulatory requirements and on-going litigation and settlement activities. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects if additional activities are performed by the Company including pre-commercial and commercial activities for TLANDO and new clinical studies for LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1154. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least June 30, 2022, the Company will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, before or after June 30, 2022, to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1144, TLANDO XR, LPCN 1148 and LPCN 1154. Conversely, the Company’s capital resources could last longer if it reduces expenses, reduces the number of activities currently contemplated under our operating plan or if it terminates, modifies the design or suspends on-going clinical studies..

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic loss per share attributable to common stock:
Numerator
Net loss	$(6,809,041)	$(6,369,634)	$(10,177,123)	$(12,140,285)

Denominator
Weighted avg. common shares outstanding	88,290,650	49,769,253	85,556,110	45,558,442

Basic loss per share attributable to common stock	$(0.08)	$(0.13)	$(0.12)	$(0.27)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(6,809,041)	$(6,369,634)	$(10,177,123)	$(12,140,285)
Denominator
Weighted avg. common shares outstanding	88,290,650	49,769,253	85,556,110	45,558,442

Diluted loss per share attributable to common stock	$(0.08)	$(0.13)	$(0.12)	$(0.27)

The computation of diluted loss per share for the six months ended June 30, 2021 and 2020 does not include the following stock options and warrants to purchase shares or unvested restricted stock units in the computation of diluted loss per share because these instruments were antidilutive:

	June 30,
	2021	2020
Stock options	3,915,790	3,012,041
Unvested restricted stock units	-	605,682
Warrants	1,934,366	3,423,210

(3) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2021 and December 31, 2020 were as follows:

June 30, 2021	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Corporate bonds, notes and commercial paper	$35,672,245	$-	$(186)	$35,672,059
	$35,672,245	$-	$(186)	$35,672,059

December 31, 2020	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Commercial paper	$449,992	-	-	$449,992
	$449,992	$-	$-	$449,992

Maturities of debt securities classified as available-for-sale securities at June 30, 2021 are as follows:

June 30, 2021	Amortized Cost	Aggregate fair value
Due within one year	$35,672,245	$35,672,059
	$35,672,245	$35,672,059

There were no sales of marketable investment securities during the three and six months ended June 30, 2021 and 2020 and therefore no realized gains or losses. Additionally, during the three months ended June 30, 2021 and 2020, no marketable investment securities matured, and $450,000 and $4.3 million of marketable investment securities matured during the six months ended June 30, 2021 and 2020, respectively. The Company determined there were no other-than-temporary impairments for the three and six months ended June 30, 2021 and 2020.

(4) Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1 Inputs: Quoted prices for identical instruments in active markets.

●	Level 2 Inputs: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuation in which all significant inputs and significant value drivers are observable in active markets.

●	Level 3 Inputs: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

		Fair value measurements at reporting date using
	June 30, 2021	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$10,179,073	$10,179,073	$-	$-
Commercial Paper	13,987,623	-	13,987,623	-
Corporate bonds and notes	21,684,436	-	21,684,436	-
	$45,851,132	$10,179,073	$35,672,059	$-

Liabilities:
Warrant liability	$1,125,429	-	-	1,125,429
	$46,976,561	$10,179,073	$35,672,059	$1,125,429

		Fair value measurements at reporting date using
	December 31, 2020	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$18,399,585	$18,399,585	$-	$-
Commercial paper	449,992	-	449,992	-
	$18,849,577	$18,399,585	$449,992	$-

Liabilities:
Warrant liability	$1,170,051	-	-	1,170,051
	$20,019,628	$18,399,585	$449,992	$1,170,051

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of June 30, 2021, include (i) volatility of 72.62%, (ii) risk free interest rate of 0.46%, (iii) strike price of $0.50, (iv) fair value of common stock of $1.40, and (v) expected life of 3.38 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2020, include (i) volatility of 88.46%, (ii) risk free interest rate of 0.27%, (iii) strike price of $0.50, (iv) fair value of common stock of $1.36, and (v) expected life of 3.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three and six months ended June 30, 2021.

(5) Loan and Security Agreements and Other Liabilities

Silicon Valley Bank Loan

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (4.25% as of June 30, 2021), which interest is payable monthly. Additionally on April 1, 2020, the Company entered into a Deferral Agreement with SVB. Under the Deferral Agreement, principal repayments were deferred by six months and the Company was only required to make monthly interest payments. The loan matures on June 1, 2022. Previously, the Company only made monthly interest payments until December 31, 2018, following which the Company also made equal monthly payments of principal and interest until the signing of the Deferral Agreement. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and to date approximately $624,000 has been recognized as an increase to the principal balance with a corresponding charge to interest expense with the remaining final payment charge to be recognized over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge).

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

Future maturities of principal payments on the Loan and Security Agreement at June 30, 2021 (excluding accrued final payment fee) are as follows:

Years Ending December 31,	Amount (in thousands)
2021	$1,666
2022	1,667
Thereafter	—
$3,333

Other

Effective June 15, 2020 and through December 31, 2020, the Company deferred Federal Insurance Contributions Act (“FICA”) taxes under the CARES Act Section 2302. Payment of these tax deferrals are delayed to December 31, 2021 and December 31, 2022. As of June 30, 2021 the tax deferrals totaled $36,000 and are included in accrued liabilities.

(6) Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At June 30, 2021 and December 31, 2020, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7) Contractual Agreements

(a) Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties expense during the three and six months ended June 30, 2021 and 2020.

(b) Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $786,000 and $1.2 million, respectively, for the three months ended June 30, 2021 and 2020 and $1.7 million and $2.9 million, respectively, for the six months ended June 30, 2021 and 2020 under these agreements and has recorded these expenses in research and development expenses.

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

Future minimum lease payments under non-cancelable operating leases as of June 30, 2021 are:

Operating
leases
Year ending December 31:
2021	165,191
2022	55,064

Total minimum lease payments	$220,255

The Company’s rent expense was $83,000 for each of the three months ended June 30, 2021 and 2020 and was $165,000 for each of the six months ended June 30, 2021 and 2020.

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

As of June 30, 2021, we had sold an aggregate of 15,023,073 shares at a weighted-average sales price of $2.19 per share under the Sales Agreement for aggregate gross proceeds of $32.9 million and net proceeds of $31.7 million, after deducting sales agent commission and discounts and our other offering costs. During the three months ended June 30, 2021, the Company did not sell any shares of our common stock pursuant to the current Registration Statement on Form S-3 (File No. 333-250072). During the six months ended June 30, 2021, the Company sold 1,811,238 shares of our common stock pursuant to the current Registration Statement on Form S-3 (File No. 333-250072) at a weighted-average sales price of $1.95 per share, resulting in net proceeds of approximately $3.4 million under the Sales Agreement which is net of $112,000 in expenses. During the three and six months ended June 30, 2020, the Company did not sell any shares of our common stock pursuant to the prior Registration Statement on Form S-3 (File No. 333-220942). As of June 30, 2021, the Company had $41.2 million available for sale under the Sales Agreement.

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

The Company will be entitled to redeem the Rights at $0.001 per Right at any time prior to the time an Acquiring Person becomes such. The terms of the Rights are set forth in the Rights Agreement, which is summarized in the Company’s Current Report on Form 8-K dated November 13, 2015. The rights plan was originally set to expire on November 12, 2018; however, on November 5, 2018 our Board of Directors approved an Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 5, 2021, unless the rights are earlier redeemed or exchanged by the Company.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $147,000 and $465,000, respectively, for the three months ended June 30, 2021 and 2020, and amounted to $294,000 and $787,000, respectively, for the six months ended June 30, 2021 and 2020, and is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development	$69,483	$199,777	$136,369	$334,441
General and administrative	77,264	265,281	157,944	452,530
	$146,747	$465,058	$294,313	$786,971

The Company issued 66,000 stock options and 376,000 stock options, respectively, during the three and six months ended June 30, 2021 and issued 113,000 and 739,000 stock options during the three and six months ended June 30, 2020.

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

Expected Volatility: The volatility factor is based solely on the Company’s trading history.

For options granted during the six months ended June 30, 2021 and 2020, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2021	2020
Expected term	5.70 years	5.81 years
Risk-free interest rate	0.52%	1.33%
Expected dividend yield	—	—
Expected volatility	95.52%	99.52%

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

As of June 30, 2021, there was $1.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.21 years and will be adjusted for subsequent changes in estimated forfeitures.

(d) Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares were authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 3,221,906 to 5,721,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 5,721,906 shares are authorized for issuance under the 2014 Plan, with 1,584,874 shares remaining available for grant as of June 30, 2021.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2020	3,564,458	$3.36
Options granted	376,000	1.44
Options exercised	(4,584)	1.46
Options forfeited	-	-
Options cancelled	(20,084)	6.45
Balance at June 30, 2021	3,915,790	3.16

Options exercisable at June 30, 2021	2,528,729	4.24

The following table summarizes information about stock options outstanding and exercisable at June 30, 2021:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

3,915,790	6.39	$3.16	$636,639	2,528,729	4.84	$4.24	$311,190

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were zero and 4,584, respectively, stock options exercised during the three and six months ended June 30, 2021, and no stock options exercised during the three and six months ended June 30, 2020.

(e) Common Stock Warrants

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity, which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires or may require the issuer to settle the obligation by transferring assets, to be classified as a liability. In accordance with ASC 480, the Company’s outstanding warrants from the November 2019 Offering are classified as a liability. The liability is adjusted to fair value at each reporting period, with the changes in fair value recognized as gain (loss) on change in fair value of warrant liability in the Company’s consolidated statements of operations. The warrants issued in the November 2019 Offering allow the warrant holder, if certain change in control events occur, the option to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a fundamental transaction.

As of June 30, 2021, the Company had 1,094,030 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on June 30, 2021 and on December 31, 2020 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	June 30, 2021	December 31, 2020
Expected life in years	3.38	3.88
Risk-free interest rate	0.46%	0.27%
Dividend yield	—	—
Volatility	72.62%	88.46%
Stock price	$1.40	$1.36

During the three and six months ended June 30, 2021, the Company recorded a non-cash gain of $221,000 and $26,000, respectively, from the change in fair value of the November 2019 Offering warrants. During the three and six months ended June 30, 2020, the Company recorded a non-cash loss of $2.1 million and $3.2 million from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2020	$1,170,051
Settlement of liability on warrant exercise	(18,365)
Change in fair value of common stock warrants	(26,257)
Balance at June 30, 2021	$1,125,429

Additionally, in the February 2020 Offering, the Company issued 5,042,017 common stock warrants, however, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	1,944,366	$0.51
Issued	-	-
Exercised	(10,000)	0.50
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at June 30, 2021	1,934,366	$0.51

During the three and six months ended June 30, 2021, zero and 10,000 common stock warrants to purchase one share of our common stock were exercised, respectively, resulting in proceeds of zero and $5,000. Additionally, during the three and six months ended June 30, 2020, 13,497,807 and 13,618,807 common stock warrants to purchase one share of our common stock were exercised, respectively, resulting in proceeds of approximately $6.9 million in each of the three and six-month periods ending June 30, 2020.

The following table summarizes information about common stock warrants outstanding at June 30, 2021:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,934,366	3.50	$0.51	$1,715,719

(10) Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

On April 2, 2019, the Company filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. However on February 11, 2020, the Company voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. Clarus has answered the complaint and asserted counterclaims of non-infringement, inequitable conduct and invalidity. The Company answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and a Summary Judgement Hearing on January 15, 2021. In May 2021, the Court granted Clarus’ motion for Summary Judgment, finding the asserted claims of Lipocine’s U.S. patents 9,034,858; 9,205,057; 9,480,690; and 9,757,390 invalid for failure to satisfy the written description requirement of 35 U.S.C. § 112. Clarus still had remaining counterclaims before the Court. On July 13, 2021, Clarus and the Company entered into a global settlement agreement (“Global Agreement’) which resolved all outstanding claims of this litigation as well as the on-going United States Patent and Trademark Office (“USPTO”) Interference No. 106,128 between the parties. Under the terms of the Global Agreement, the Company agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022 and $500,000 on July 13, 2023. No future royalties are owing from either party. On July 15, 2021, the Court dismissed with prejudice the Company’s claims and Clarus’ counterclaims.

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

On March 13, 2020, the Company filed U.S. patent application serial number 16/818,779 (“the Lipocine ‘779 Application”) with the USPTO. On October 16 and November 3, 2020, Lipocine filed suggestions for interference with the USPTO requesting that a patent interference be declared between the Lipocine ‘779 Application and US patent application serial number 16/656,178 to Clarus Therapeutics, Inc. (“the Clarus ‘178 Application”). Pursuant to the Company’s request, the Patent Trial and Appeal Board (“PTAB”) at the USPTO declared the interference on January 4, 2021 to ultimately determine, as between the Company and Clarus, who is entitled to the claimed subject matter. The interference number is 106,128, and the Company was initially declared Senior Party. A conference call with the PTAB was held on January 25, 2021 to discuss proposed motions. On February 1, 2021, the PTAB issued an order authorizing certain motions and setting the schedule for the preliminary motions phase. On July 13, 2021, Clarus and the Company entered into the Global Agreement to resolve interference No. 106,128 among other items. On July 26, 2021, the PTAB granted the Company’s request for adverse judgment in interference No. 106,128 in accordance with the Global Agreement.

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

(11) Agreement with Spriaso, LLC

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017, on January 23, 2018, on July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. The agreement was further amended on July 23, 2019 and again on July 23, 2020 to extend the term of the agreement for an additional twelve months. The agreement may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements during the three and six months ended June 30, 2021 and 2020, respectively. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 11, 2021, our first quarter Form 10-Q filed with the SEC on May 6, 2021, as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, or in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 6, 2021 or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 11, 2021. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

Our most advanced product candidate, TLANDO®, is an oral TRT comprised of TU. On December 8, 2020, we received tentative approval from the FDA regarding our NDA filed in February 2020 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. In granting tentative approval, the FDA concluded that TLANDO has met all required quality, safety and efficacy standards necessary for approval. However, TLANDO has not received final approval and is not eligible for final approval to market in the U.S. until the expiration of the exclusivity period previously granted to Clarus Therapeutics, Inc. with respect to Jatenzo®, which expires on March 27, 2022. We remain committed to taking appropriate actions with the goal of receiving final approval to permit the launch of TLANDO. The FDA has also required us to conduct certain post-marketing studies to (i) assess patient understanding of key risks relating to TLANDO and (ii) evaluate development of adrenal insufficiency with chronic TLANDO therapy.

Additional pipeline candidates include LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU for the treatment of non-cirrhotic NASH which is currently in Phase 2 testing, TLANDO® XR, a next generation oral TRT product comprised of testosterone tridecanoate (“TT”) with the potential for once daily dosing which has completed Phase 2 testing, LPCN 1148, an oral prodrug of bioidentical testosterone for the management of symptoms associated with cirrhosis, LPCN 1154, an oral neuro-steroid targeted for the treatment of postpartum depression (“PPD”), and LPCN 1107, potentially the first oral HPC product indicated for the prevention of recurrent PTB, which has completed a dose finding Phase 2 clinical study and has been granted orphan drug designation by the FDA.

LPCN 1144 is currently being tested in the LiFT (“Liver Fat intervention with oral Testosterone”) proof-of-concept (“POC”) Phase 2 clinical study, a paired-biopsy study in confirmed non-cirrhotic NASH subjects. Study enrollment has been completed and positive top-line primary endpoint results after 12 weeks of treatment were released in January 2021. Treatments with LPCN 1144 resulted in robust liver fat reduction, assessed by MRI-PDFF technique, and showed improvement of liver injury markers with no observed tolerability issues.

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

We have incurred losses in most years since our inception. As of June 30, 2021, we had an accumulated deficit of $182.2 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $10.2 million for the six months ended June 30, 2021, compared to $12.1 million for the six months ended June 30, 2020. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs, including on-going litigation, associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

●	conduct any other post-approval clinical studies required in support of TLANDO;
●	perform pre-commercialization and commercialization activities in support of TLANDO;
●	conduct further development of our other product candidates, including LPCN 1144, LPCN 1148, LPCN 1154 and LPCN 1107;
●	continue our research efforts;
●	research new products or new uses for our existing products;
●	maintain, expand and protect our intellectual property portfolio; and
●	provide general and administrative support for our operations, including on-going litigation.

To fund future long-term operations, including the potential commercialization of TLANDO or other products, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, regulatory requirements and outcomes related to TLANDO, regulatory requirements related to our other product development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, our ability to license our products to third parties, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, in amounts sufficient to fund our operations or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

Our Product Candidates

Our current portfolio includes our most advanced product candidate, TLANDO, an oral TRT product candidate, which received tentative approval from the FDA on December 8, 2020. Additionally, we are in the process of establishing our pipeline of other clinical candidates including an oral androgen therapy for the treatment of non-cirrhotic NASH, LPCN 1144, a next-generation potential once daily oral TRT, TLANDO XR, an androgen therapy for the management of cirrhosis, LPCN 1148, an oral neuro-steroid targeted for the treatment of PPD, LPCN 1154, an oral therapy for the prevention of PTB, LPCN 1107, and we continue to explore other product candidates targeting indications with a significant unmet need.

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

NDA PDUFA Outcome

On December 8, 2020 we received tentative approval from the FDA regarding our NDA filed in February 2020 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. In granting tentative approval, the FDA concluded that TLANDO has met all required quality, safety and efficacy standards necessary for approval. However, TLANDO has not received final approval and is not eligible for final approval to market in the U.S. until the expiration of the exclusivity period previously granted to Clarus with respect to Jatenzo®, which expires on March 27, 2022. We remain committed to taking appropriate actions with the goal of receiving final approval to permit the launch of TLANDO.

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

Recent Competition Update

On March 27, 2019, Clarus’ product JATENZO®, an oral TU product, was approved by the FDA and also received three years of data exclusivity. On February 10, 2020, Clarus announced that JATENZO® has been launched and is commercially available. Based on the FDA’s tentative approval of TLANDO, we will not be able to begin marketing TLANDO until receiving final approval no earlier than March 27, 2022, the expiration of the exclusivity period granted to Clarus with respect to JATENZO®.

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

Markers of Liver Cell Death

ALT is an enzyme that is produced in liver cells and is naturally found in the blood of healthy individuals. In liver disease, liver cells are damaged and as a consequence, ALT is released into the blood, increasing ALT levels above the normal range. Physicians routinely test blood levels of ALT to monitor the health of a patient’s liver. ALT level is a clinically important biochemical marker of the severity of liver inflammation and ongoing liver disease. Elevated levels of ALT represent general markers of liver cell death and inflammation without regard to any specific mechanism. AST is a second enzyme found in the blood that is produced in the liver and routinely measured by physicians along with ALT. As with ALT, AST is often elevated in liver disease and, like ALT, is considered an overall marker of liver inflammation.

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

Key results are presented in the following tables:

Table 1. Mean absolute liver fat using MRI-PDFF in all subjects (n=56)* at Week 12.

	Change from baseline (CBL)		Placebo-adjusted CBL
Treatment	%	p-value	%	p value
A (n = 18)	-7.7	<0.0001	-6.1	0.0001
B (n = 19)	-9.2	<0.0001	-7.5	<0.0001
Placebo (n = 19)	-1.7	NS	n/a	n/a

* Missing data was obtained using Multiple Imputation

NS: Not significant (p > 0.05)

Table 2. Mean relative liver fat using MRI-PDFF at Week 12 in subjects (n=52) with liver fat ≥ 5% at baseline.*

	Change from baseline (CBL)		Placebo-adjusted CBL
Treatment	%	p value	%	p value
A (n = 17)	-40.0	<0.0001	-30.0	0.0002
B (n = 17)	-46.9	<0.0001	-37.0	<0.0001
Placebo (n = 18)	-9.9	NS	n/a	n/a

* Based on available data.

Table 3. Responders with > 30% Relative Reduction in Liver Fat at Week 12, Intent to Treat Dataset (n=56)*.

Treatment	Responder (% of subjects)	p value vs Placebo
A (n = 18)	66.7	0.0058
B (n = 19)	63.2	0.0026
Placebo (n = 19)	15.8

* Subjects with missing data are considered non-responders

Table 4. Average changes in key serum liver injury markers ALT and AST at Week 12 (n=52)*.

	ALT (U/L)				AST (U/L)
	Absolute		Placebo-Adjusted Absolute		Absolute		Placebo-Adjusted Absolute
Treatment	CBL	p value vs BL	CBL	p value vs Placebo	CBL	p value vs BL	CBL	p value vs Placebo
A (n = 16)	-9.4	0.0054	-11.1	0.0164	-4.9	0.0402	-7.7	0.0216
B (n = 19)	-22.4	<0.0001	-24.1	<0.0001	-10.4	<0.0001	-13.2	0.0001
Placebo (n = 17)	1.8	NS	n/a	n/a	2.8	NS	n/a	n/a

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

LPCN 1148: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Management of Cirrhosis

Cirrhosis is end-stage NAFLD for which there is no FDA approved drug treatment. Liver cirrhosis is estimated to affect in excess of 600,000 Americans, with men affected at twice the rate of women, and results in approximately 45,000 deaths every year. Due to a lack of available organs, only a third of waitlisted patients are getting liver transplants, and patients that do receive a transplant are increasingly being described as frail. Low testosterone affects up to 90% of cirrhotic men, and is a predictor of mortality and increased adverse events including ascites, hepatic encephalopathy, and clinically significant portal hypertension. We are targeting LPCN 1148 for the management of symptoms associated with liver cirrhosis. We believe LPCN 1148 targets unmet needs for cirrhosis subjects including improvement in the quality of life of patients while on the liver transplant waiting list, prevention or reduction in the occurrence of decompensation events and improvement in post liver transplant survival, including outcomes and costs.

We are currently planning to conduct a Phase 2 POC study (NCT04874350) in male cirrhotic subjects to evaluate the therapeutic potential of LPCN 1148 for the management of cirrhotic subjects. The planned Phase 2 POC study is a prospective, multi-center, randomized, placebo-controlled study in approximately 48 to 60 male cirrhotic patients that are on the liver transplant list. Subjects will be randomized 1:1 to one of two arms. The treatment arm is an oral dose of a testosterone ester and the second arm is matching placebo. The primary endpoint is change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index and number of waitlist events, including all-cause mortality. Total treatment is expected to be 52 weeks. We currently expect the first subject will be dosed in the fourth quarter of 2021.

LPCN 1154: An Oral Neuro-Steroid Candidate for the Treatment of Postpartum Depression

PPD is a major depressive disorder that is under diagnosed in the U.S., impacts approximately 1 in 7 women after giving birth. PPD can lead to devastating consequences for a woman, her newborn and her family. Currently, there is no oral therapy approved for the treatment of PPD. The active moiety in LPCN 1154 is an endogenous positive allosteric modulator of γ-aminobutyric acid (“GABAA”) receptor. LPCN 1154 is expected to be an “at home” treatment with easier treatment access than the current standard of care invasive option that requires hospitalization with significant limitations. Moreover, LPCN 1154 is expected to provide the required level of privacy for a mother, avoiding bonding/breast feeding interruptions due to the required hospitalizations for the current option.

On June 14, 2021, we announced that the FDA has cleared the Company’s Investigational New Drug Application (“IND”) to initiate a Phase 2 study to evaluate the therapeutic potential of LPCN 1154 for the treatment of PPD in adults. We recently initiated a pharmacokinetic (“PK”) study to assess dose proportionality with LPCN 11154 with top-line results expected in the third quarter of 2021. Following the PK study, we plan to conduct a proof-of-concept study to evaluate the safety, tolerability, and efficacy of LPCN 1154 in adult female subjects diagnosed with PPD. We expect the first subject dosed will occur in the fourth quarter of 2021.

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

We do not anticipate the initiation of a pivotal Phase 2b/3 study with LPCN 1107 to occur until the required food effect study is complete. We currently intend to proceed with plans to conduct the required food effect clinical study. We are exploring the possibility of licensing LPCN 1107 to a third party, although no licensing agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on acceptable terms.

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

CDER issued AMAG, the NDA holder at the time, a Notice of Opportunity for Hearing (“NOOH”) to withdraw approval of Makena, for which AMAG Pharmaceuticals responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of Makena’s treatment and the public health implications of withdrawing approval. The FDA Commissioner has not determined whether it will hold a public hearing, and if one is granted, the process is expected to take months. During this time, Makena and the approved generics of Makena will remain on the market until the FDA makes a final decision about these products.

Currently, Makena and the approved generics of Makena are the only products approved for the prevention of recurrent preterm birth.

The FDA also indicated that it intends to hold a meeting with experts in obstetrics, neonatal care, and clinical trial design to discuss how to facilitate development of effective and safe therapies to treat preterm birth.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through June 30, 2021, we have generated $28.1 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $123.9 million in research and development expenses through June 30, 2021.

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

In general, the cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

●	the number of sites included in the trials;

●	the length of time required to enroll suitable subjects;

●	the duration of subject follow-ups;

●	the length of time required to collect, analyze and report trial results;

●	the cost, timing and outcome of regulatory review; and

●	potential changes by the FDA in clinical trial and NDA filing requirements for testosterone replacement therapies.

We have also incurred significant manufacturing costs to prepare launch supplies for TLANDO and additional expenditures will be required to prepare for a commercial launch of TLANDO, should it be approved, if it is not out-licensed. However, future expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

●	the timing and outcome of regulatory filings and FDA reviews and actions for TLANDO;

●	our dependence on third-party manufacturers for the production of satisfactory finished product for registration and launch should regulatory approval be obtained;

●	the potential for future license or co-promote arrangements for TLANDO, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our future plans and capital requirements; and

●	the effect on our product development activities of actions taken by the FDA or other regulatory authorities.

A change of outcome for any of these variables with respect to the development of TLANDO and our other product development candidates could mean a substantial change in the costs and timing associated with these efforts, will require us to raise additional capital, and may require us to reduce operations.

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154, LPCN 1107 or other product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the preclinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities.

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
External service provider costs:
TLANDO	$22,528	$122,544	$109,251	$207,477
LPCN 1144	554,042	1,330,886	1,317,272	3,060,439
TLANDO XR	-	1,490	-	71,898
LPCN 1154	94,642	-	102,073	-
LPCN 1107	54,381	1,360	55,381	2,360
Total external service provider costs	725,593	1,456,280	1,583,977	3,342,174
Internal personnel costs	514,705	682,334	1,084,972	1,174,705
Other research and development costs	224,389	130,370	376,279	263,860
Total research and development	$1,464,687	$2,268,984	$3,045,228	$4,780,739

We expect research and development expenses to increase in the future as we complete on-going clinical studies, including the LiFT Phase 2 clinical study with LPCN 1144, as we conduct future clinical studies with LPCN 1148, LPCN 1154 and LPCN 1107, and as we manufacture commercial supplies of TLANDO pre-approval if it is not out-licensed. However, if we are unable to raise additional capital, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

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

General and administrative expenses also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims, including the patent interference and patent infringement lawsuits against Clarus.

We expect that general and administrative expenses will decrease in the future as we expect to incur decreased legal fees due to the global settlement agreement (“Global Agreement”) with Clarus. We expect that such decreases will be offset by other increases as we mature as a public company, including legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. If TLANDO is approved by the FDA and it is not out-licensed, we expect we will incur significant additional expenses relating to the commercialization of TLANDO, including, among other things, expenses relating to building out sales and marketing teams, manufacturing expenses, expenses relating to licensing TLANDO to third parties, and other expenses. However, if we are unable to raise additional capital, we may need to further reduce general and administrative expenses in order to extend our ability to continue as a going concern. If we are unable to raise additional capital, we may be unable to effectively commercialize TLANDO if not out-licensed after receiving FDA approval.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities and interest expense incurred on our outstanding Loan and Security Agreement, losses (gains) on our warrant liability and litigation settlement accruals.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Variance
Research and development expenses	$1,464,687	$2,268,984	(804,297)
General and administrative expenses	1,525,592	1,953,535	(427,943)
Interest and investment income	(17,344)	(7,177)	10,167
Interest expense	57,428	87,847	(30,419)
Loss (gain) on warrant liability	(221,322)	2,066,445	(2,287,767)
Litigation settlement	4,000,000	—	4,000,000

Research and Development Expenses

The decrease in research and development expenses during the three months ended June 30, 2021 was primarily due to a $777,000 decrease in contract research organization expense and outside consulting costs related to the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, a $100,000 decrease in costs associated with TLANDO and a $168,000 decrease in personnel expense which was mainly due to a decrease in stock compensation and bonus expense. The decreases were offset by a $95,000 increase in costs related to LPCN 1154 and a $53,000 increase in costs for LPCN 1107, as well as net increases in other R&D expenses of $94,000.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended June 30, 2021 was primarily due to a $273,000 decrease in personnel costs, which was mainly due to a decrease in stock compensation and bonus expense, and a $239,000 decrease in legal costs in 2021 as compared to 2020 relating to a decrease the following legal activities: lawsuit filed against Clarus Therapeutics Inc. for patent infringement in April 2019 and the on-going class action lawsuit defense. These decreases were offset by a $49,000 increase in corporate insurance expenses and a $35,000 increase in other general and administrative expenses.

Interest and Investment Income

The increase in interest and investment income during the three months ended June 30, 2021 was due to higher cash and marketable investment securities balances in 2021 compared to 2020.

Interest Expense

The decrease in interest expense during the three months ended June 30, 2021 was due to a decrease in interest expense on our Loan and Security Agreement with SVB, as a result of lower principal balances and lower interest rates in 2021 compared to 2020.

Loss (Gain) on Warrant Liability

We recorded a gain of $221,000 and a loss of $2.1 million, respectively, on warrant liability during the three months ended June 30, 2021 and 2020 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2021 was attributable to a decrease in the value of warrants outstanding as of June 30, 2021 as compared to March 31, 2021 due to a decrease in our stock price. The loss in 2020 was mainly due to an increase in the value of warrants outstanding as of June 30, 2020 as compared to March 31, 2020 due to an increase in our stock price. There were zero and 10,006,000 common stock warrants from the November 2019 Offering exercised during the three months ended June 30, 2021 and 2020, respectively. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Litigation Settlement

We recorded an expense of $4.0 million and zero, respectively, on litigation settlement during the three months ended June 30, 2021 and 2020 related to the Global Agreement with Clarus to resolve all outstanding claims in the on-going intellectual property litigation between the two companies as well as the on-going interference proceeding between the two companies. Under the terms of the settlement, we agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022 and $500,000 on July 13, 2023. No future royalties are owing from either party. Under the terms of the Global Agreement, Lipocine and Clarus have agreed to dismiss the Lipocine Inc. v Clarus Therapeutics, Inc., No 19-cv-622 (WCB) litigation in the U.S. District Court for the District of Delaware. Also, both parties have reached an agreement on the interference proceedings captioned Clarus Therapeutics, Inc. v. Lipocine Inc., Interference No. 106,128 in the U.S. Patent and Trademark Office.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	Variance
Research and development expenses	$3,045,228	$4,780,739	(1,735,511)
General and administrative expenses	3,059,544	4,038,795	(979,251)
Interest and investment income	(27,993)	(67,115)	(39,122)
Interest expense	126,401	221,192	(94,791)
Loss (gain) on warrant liability	(26,257)	3,166,474	(3,192,731)
Litigation settlement	4,000,000	—	4,000,000
Income tax expense	200	200	-

Research and Development Expenses

The decrease in research and development expenses during the six months ended June 30, 2021 was primarily due to a $1.7 million decrease in contract research organization expense and outside consulting costs related to the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, a $98,000 decrease in costs associated with TLANDO and a $90,000 net decrease in personnel expense which was mainly due to a decrease in stock compensation expense offset by increases in salaries partially due to headcount increases. These decreases were offset by a $102,000 increase in costs related to LPCN 1154 and a $53,000 increase in costs for LPCN 1107, as well as increases in other R&D expenses of $41,000.

General and Administrative Expenses

The decrease in general and administrative expenses during the six months ended June 30, 2021 was primarily due to a $847,000 decrease in legal costs in 2021 as compared to 2020 relating to a decrease the following legal activities: lawsuit filed against Clarus Therapeutics Inc. for patent infringement in April 2019 and the on-going class action lawsuit defense, and a decrease of $288,000 in personnel costs mainly due a reduction in stock compensation expense. These decreases were offset by a $99,000 increase in corporate insurance expenses and a $57,000 increase in other general and administrative expenses.

Interest and Investment Income

The decrease in interest and investment income during the six months ended June 30, 2021 was due to lower interest rates in 2021 compared to 2020, despite higher cash and marketable investment securities balances.

Interest Expense

The decrease in interest expense during the six months ended June 30, 2021 was due to a decrease in interest expense on our Loan and Security Agreement with SVB, mainly as a result of lower principal balances 2021 compared to 2020.

Loss (Gain) on Warrant Liability

We recorded a gain of $26,000 and a loss of $3.2 million, respectively, on warrant liability during the six months ended June 30, 2021 and 2020 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2021 was attributable to a decrease in the value of warrants outstanding as of June 30, 2021 as compared to December 31, 2020 due to a small decrease in the number of warrants outstanding, a decrease in our volatility and the shorter term remaining on the outstanding warrants and the loss in 2020 was mainly due to an increase in the value of warrants outstanding as of June 30, 2020 as compared to December 31, 2019 due to an increase in our stock price. There were 10,000 and 10,127,000 common stock warrants from the November 2019 Offering exercised during the six months ended June 30, 2021 and 2020, respectively. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Litigation Settlement

We recorded an expense of $4.0 million and zero, respectively, on litigation settlement during the six months ended June 30, 2021 and 2020 related to the Global Agreement with Clarus to resolve all outstanding claims in the on-going intellectual property litigation between the two companies as well as the on-going interference proceeding between the two companies. Under the terms of the settlement, we agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022 and $500,000 on July 13, 2023.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we evaluate our options related to TLANDO should it receive final approval and it’s not out-licensed and as we advance clinical development of LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154, LPCN 1107 and any other product candidate, including continued research efforts.

As of June 30, 2021, we had $46.6 million of unrestricted cash, cash equivalents and marketable investment securities compared to $19.7 million at December 31, 2020. Additionally, as of December 31, 2020 we had $5.0 million of restricted cash, which was required to be maintained as cash collateral under the SVB Loan and Security Agreement until TLANDO is approved by the FDA. However on February 16, 2021, we amended the Loan and Security Agreement with SVB (as defined below) to, among other things, remove the cash collateral requirement.

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

During the three months ended June 30, 2021, we did not sell any shares of our common stock our current Registration Statement on Form S-3 (File No. 333-250072). As of June 30, 2021, we had $41.2 million available for sale under the Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least June 30, 2022 which includes an on-going clinical study for LPCN 1144, future clinical studies for LPCN 1148 and LPCN 1154, compliance with regulatory requirements, satisfaction of our obligations under the settlement agreement with Clarus, and on-going litigation activities. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including pre-commercial and commercial activities for TLANDO if not out-licensed and new clinical studies for LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154 and LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least June 30, 2022, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after June 30, 2022, to support our operations, including, if FDA approval is received, potential commercialization activities for TLANDO. If we are unsuccessful in raising additional capital, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154 and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the Sales Agreement when not restricted due to terms of previous financings but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

●	further clinical development requirements or other requirements of the FDA related to approval of TLANDO;

●	the cost and timing of pre-commercialization and commercialization activities in support of TLANDO;

●	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities for all of our product candidates, including LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154 and LPCN 1107;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

●	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

●	the terms and timing of any collaborative, licensing, settlement and other arrangements that we may establish;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing and outcomes of regulatory approvals;

●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

●	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(6,425,056)	$(7,455,510)
Cash used in investing activities	(35,426,211)	(116,811)
Cash provided by financing activities	28,601,598	11,681,616

Net Cash From Operating Activities

During the six months ended June 30, 2021 and 2020, net cash used in operating activities was $6.4 million and $7.5 million, respectively.

Net cash used in operating activities during the six months June 30, 2021 and 2020 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2021 and 2020, we were performing activities related to the LPCN 1144 LiFT Phase 2 paired biopsy clinical study as well as preparing for future trials with LPCN 1154 in 2021. During 2020, we also were performing activities around the submission of the TLANDO NDA.

Net Cash From Investing Activities

During the six months ended June 30, 2021 and 2020, net cash used in investing activities was $35.4 million and $117,000, respectively.

Net cash used in investing activities during the six months ended June 30, 2021 and 2020, was primarily the result of purchasing marketable investment securities, net, of $35.4 million and $117,000, respectively. There were no capital expenditures for the six months ended June 30, 2021 and 2020.

Net Cash From Financing Activities

During the six months ended June 30, 2021 and 2020 net cash provided by financing activities was $28.6 million and $11.7 million, respectively.

Net cash provided by financing activities during the six months ended June 30, 2021 was attributable to the net proceeds from the sale of 16,428,571 shares of common stock pursuant to January 2021 Offering resulting in net proceeds of $26.8 million and $3.4 million in proceeds from the sale of 1,811,238 shares of common stock pursuant to the Sales Agreement with Cantor, offset by $1.7 million in debt principal repayments under the SVB Loan and Security Agreement.

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

On April 21, 2020, we were granted a Loan from SVB in the aggregate amount of approximately $234,000, pursuant to the PPP under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a Note dated April 21, 2020, originally matured on April 21, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 21, 2020. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On November 2, 2020, we were notified by the Small Business Administration that our PPP Loan had been forgiven.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 11, 2021.

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

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ deficit unless a loss is deemed other than temporary, in which case the loss is recognized in earnings.

Additionally in January 2018, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $17,000 increase in interest expense, while a one percent decrease in the prime rate would result in a $19,000 decrease in interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. However on February 11, 2020, we voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity. We answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and a summary judgment hearing on January 15, 2021. In May 2021, the Court granted Clarus’ motion for Summary Judgment, finding the asserted claims of Lipocine’s U.S. patents 9,034,858; 9,205,057; 9,480,690; and 9,757,390 invalid for failure to satisfy the written description requirement of 35 U.S.C. § 112. Clarus still had remaining claims before the Court. On July 13, 2021, Clarus and Lipocine entered into a global settlement agreement (“Global Agreement”) which resolved all outstanding claims of this litigation as well as the on-going United States Patent and Trademark Office (“USPTO”) Interference No. 106,128 between the parties. Under the terms of the Global Agreement, Lipocine agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022 and $500,000 on July 13, 2023. No future royalties are owing from either party. On July 15, 2021, the Court dismissed with prejudice Lipocine’s claims and Clarus’ counterclaims.

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

On March 13, 2020, we filed U.S. patent application serial number 16/818,779 (“the Lipocine ‘779 Application”) with the USPTO. On October 16 and November 3, 2020, we filed suggestions for interference with the USPTO requesting that a patent interference be declared between the Lipocine ‘779 Application and US patent application serial number 16/656,178 to Clarus Therapeutics, Inc. (“the Clarus ‘178 Application”). Pursuant to our request, the Patent Trial and Appeal Board (“PTAB”) at the USPTO declared the interference on January 4, 2021 to ultimately determine, as between us and Clarus, who is entitled to the claimed subject matter. The interference number is 106,128, and we were initially declared Senior Party. A conference call with the PTAB was held on January 25, 2021 to discuss proposed motions. On February 1, 2021, the PTAB issued an order authorizing certain motions and setting the schedule for the preliminary motions phase. On July 13, 2021, we entered into the Global Agreement with Clarus to resolve interference No. 106,128 among other items. On July 26, 2021, the PTAB granted our request for adverse judgment in interference No. 106,128 in accordance with the Global Agreement.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021, risk factors discussed in Item 1A of the Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 6, 2021 and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021 and from our risk factors included in our Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 6, 2021:

Risks Relating to Our Business and Industry

Our research and development programs and processes are at an early stage of development, which makes it difficult to evaluate our business and prospects, or predict if or when we will successfully commercialize our product candidates.

Our operations to date have primarily been limited to conducting research and development activities under license and collaboration agreements. Our current portfolio consists of our most advanced product candidate TLANDO as well as five additional earlier stage clinical candidates, LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154 and LPCN 1107. We have never marketed or commercialized a drug product. Consequently, any predictions about our future performance may not be as accurate as they could be if we were further along our commercialization path. In addition, as a pre-commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Our clinical product candidates are at an early stage of development and will require significant further investment and regulatory approvals prior to marketing and commercialization. As such, our product development processes for TLANDO, LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154 and LPCN 1107 are very risky and uncertain, and our product candidates may fail to advance beyond the current study. Even if we obtain required financing, we cannot ensure successful product development or that we will obtain regulatory approval or successfully commercialize any of our product candidates and generate product revenues.

We will need to grow our Company, and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2021, we had 13 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our future growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court in Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity. We answered Clarus’s counterclaims on April 29, 2019. On February 11, 2020, we voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and a summary judgment hearing on January 15, 2021. In May 2021, the Court granted Clarus’ motion for Summary Judgment, finding the asserted claims of Lipocine’s U.S. patents 9,034,858; 9,205,057; 9,480,690; and 9,757,390 invalid for failure to satisfy the written description requirement of 35 U.S.C. § 112. Clarus still had remaining claims before the Court. On July 13, 2021, we entered into a Global Agreement with Clarus which resolved all outstanding claims of this litigation. Under the terms of the settlement, we agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022 and $500,000 on July 13, 2023. The payment of this and other settlement payments diverts capital resources away from our operations, which may adversely affect our business.

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

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At June 30, 2021, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $1.1 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of June 30, 2021, our executive officers and directors beneficially owned approximately 4.9% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $1.17 and as high as $2.28 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

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

There is also the risk that, even if the validity of these patents is not challenged or is upheld, the court will refuse to stop the third party on the ground that such third-party’s activities do not infringe on our owned or licensed patents. In addition, the U.S. Supreme Court has changed some standards relating to the granting of patents and assessing the validity of patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our owned or licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination or other proceeding before the USPTO, or during litigation, under the revised criteria which make it more difficult to obtain or maintain patents.

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

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of June 30, 2021, we had an accumulated deficit of $182.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154 and LPCN 1107, if initiated. In addition, if we eventually obtain final marketing approval for TLANDO and its not out-licensed, we may incur significant sales, marketing and commercialization expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate our options with TLANDO and further clinical development of LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have limited shares available for issuance to raise capital to fund our operations and grant stock-based incentive awards to employees, directors, and consultants. If we are unable to increase the number of shares of common stock available for issuance, our business will be adversely affected.

Currently, we have 100,000,000 authorized shares of common stock. As of June 30, 2021, we had 88,290,650 shares of common stock outstanding. After taking into account the 3,915,790 shares reserved for issuance upon the exercise of outstanding options and 1,934,366 reserved for issuance upon the exercise of outstanding warrants, as of June 30, 2021, we have a limited number of shares available for issuance. If we are not able to increase the number of shares of common stock available for issuance, including, for example, through an amendment to our certificate of incorporation or a reverse stock split, we will have limited shares available for issuance to raise capital to fund our operations, make grants of stock-based incentive awards, or take such other actions requiring available capital stock needed to operate our business. Further delays in securing, or the failure to secure, shareholder approval of such actions, if needed, may prevent us from executing a capital raising transaction, which may have a material adverse effect on our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: August 5, 2021	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2021	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

