Form 10-Q
period 2021-09-30
Lipocine Inc.
filed 2021-11-10
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to _____________.

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

Outstanding Shares

As of November 9, 2021, the registrant had 88,290,650 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$4,517,105	$19,217,382
Restricted cash	-	5,000,000
Marketable investment securities	34,145,380	449,992
Accrued interest income	159,230	391
Prepaid and other current assets	1,543,641	661,258
Total current assets	40,365,356	25,329,023

Other assets	23,753	23,753
Total assets	$40,389,109	$25,352,776
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$725,552	$1,597,220
Accrued expenses	1,571,012	1,653,178
Debt - current portion	3,135,979	3,333,333
Litigation settlement liability - current portion	1,000,000	-
Total current liabilities	6,432,543	6,583,731

Debt - non-current portion	-	2,257,075
Warrant liability	645,478	1,170,051
Litigation settlement liability - non-current portion	500,000	-
Total liabilities	7,578,021	10,010,857

Commitments and contingencies (notes 5, 7, 8 and 10)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 88,296,360 and 70,041,967 issued and 88,290,650 and 70,036,257 outstanding	8,830	7,005
Additional paid-in capital	218,136,818	187,407,634
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(3,420)	-
Accumulated deficit	(185,290,428)	(172,032,008)
Total stockholders’ equity	32,811,088	15,341,919
Total liabilities and stockholders’ equity	$40,389,109	$25,352,776

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
License revenue	$54,994	$-	$54,994	$-
Total revenues	54,994	-	54,994	-

Operating expenses:
Research and development	$2,366,521	$2,487,861	$5,411,748	$7,268,599
General and administrative	1,222,146	1,887,195	4,281,690	5,925,991
Total operating expenses	3,588,667	4,375,056	9,693,438	13,194,590

Operating loss	(3,533,673)	(4,375,056)	(9,638,444)	(13,194,590)

Other income (expense):
Interest and investment income	17,264	5,614	45,257	72,729
Interest expense	(44,839)	(84,293)	(171,241)	(305,485)
Unrealized gain (loss) on warrant liability	479,951	140,477	506,208	(3,025,997)
Litigation settlement	-	-	(4,000,000)	-
Total other income (expense), net	452,376	61,798	(3,619,776)	(3,258,753)
Loss before income tax expense	(3,081,297)	(4,313,258)	(13,258,220)	(16,453,343)

Income tax expense	-	-	(200)	(200)
Net loss	$(3,081,297)	$(4,313,258)	$(13,258,420)	$(16,453,543)

Basic loss per share attributable to common stock	$(0.03)	$(0.07)	$(0.15)	$(0.32)
Weighted average common shares outstanding, basic	88,290,650	64,833,714	86,477,640	52,030,431
Diluted loss per share attributable to common stock	$(0.03)	$(0.07)	$(0.15)	$(0.32)
Weighted average common shares outstanding, diluted	88,290,650	64,833,714	86,477,640	52,030,431

Comprehensive loss:
Net loss	$(3,081,297)	$(4,313,258)	$(13,258,420)	$(16,453,543)
Net unrealized gain (loss) on available-for-sale securities	(3,234)	579	(3,420)	513
Comprehensive loss	$(3,084,531)	$(4,312,679)	$(13,261,840)	$(16,453,030)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balances at June 30, 2020	61,377,306	$6,138	5,710	$(40,712)	$176,327,120	$(104)	$(163,207,474)	$13,084,968

Net loss	-	-	-	-	-	-	(4,313,258)	(4,313,258)

Unrealized net gain on marketable investment securities	-	-	-	-	-	579	-	579

Stock-based compensation	-	-	-	-	351,623	-	-	351,623

Common stock issued for warrant exercises	1,478,844	148	-	-	760,570	-	-	760,718

Settlement of warrant liability on warrant exercises	-	-	-	-	721,976	-	-	721,976

Common stock sold through ATM offering	2,830,000	283	-	-	3,901,412	-	-	3,901,695

Balances at September 30, 2020	65,686,150	$6,569	5,710	$(40,712)	$182,062,701	$475	$(167,520,732)	$14,508,301

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2019	37,649,465	$3,766	5,710	$(40,712)	$157,391,969	$(38)	$(151,067,189)	$6,287,796

Net loss	-	-	-	-	-	-	(16,453,543)	(16,453,543)

Unrealized net gain on marketable investment securities	-	-	-	-	-	513	-	513

Stock-based compensation	-	-	-	-	1,138,594	-	-	1,138,594

Vesting of restricted stock units	25,000	2	-	-	(2)	-	-	-

Common stock sold through equity offering	10,084,034	1,008	-	-	5,652,132	-	-	5,653,140

Common stock issued for warrant exercises	15,097,651	1,510	-	-	7,673,366	-	-	7,674,876

Settlement of warrant liability on warrant exercises	-	-	-	-	6,313,338	-	-	6,313,338

Common stock sold through ATM offering	2,830,000	283	-	-	3,893,304	-	-	3,893,587

Balances at September 30, 2020	65,686,150	$6,569	5,710	$(40,712)	$182,062,701	$475	$(167,520,732)	$14,508,301

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at June 30, 2021	88,290,650	$8,830	5,710	$(40,712)	$217,986,752	$(186)	$(182,209,131)	$35,745,553

Net loss	-	-	-	-	-	-	(3,081,297)	(3,081,297)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(3,234)	-	(3,234)

Stock-based compensation	-	-	-	-	154,998	-	-	154,998

Costs associated with ATM offering	-	-	-	-	(4,932)	-	-	(4,932)

Balances at September 30, 2021	88,290,650	$8,830	5,710	$(40,712)	$218,136,818	$(3,420)	$(185,290,428)	$32,811,088

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2020	70,036,257	$7,005	5,710	$(40,712)	$187,407,634	$-	$(172,032,008)	$15,341,919

Net loss	-	-	-	-	-	-	(13,258,420)	(13,258,420)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(3,420)	-	(3,420)

Stock-based compensation	-	-	-	-	449,311	-	-	449,311

Option exercises	4,584	-	-	-	6,693	-	-	6,693

Common stock sold through equity offering	16,428,571	1,643	-	-	26,838,814	-	-	26,840,457

Common stock issued for warrant exercises	10,000	1	-	-	4,999	-	-	5,000

Settlement of warrant liability on warrant exercises	-	-	-	-	18,365	-	-	18,365

Common stock sold through ATM offering	1,811,238	181	-	-	3,411,002	-	-	3,411,183

Balances at September 30, 2021	88,290,650	$8,830	5,710	$(40,712)	$218,136,818	$(3,420)	$(185,290,428)	$32,811,088

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:

Net loss	$(13,258,420)	$(16,453,543)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	-	2,397
Stock-based compensation expense	449,311	1,138,594
Non-cash interest expense	45,571	87,134
Non-cash loss (gain) on change in fair value of warrant liability	(506,208)	3,025,997
Amortization of premium (discount) on marketable investment securities	358,959	(5,946)

Changes in operating assets and liabilities:
Accrued interest income	(158,839)	5,306
Prepaid and other current assets	(882,383)	(369,688)
Accounts payable	(871,668)	(134,512)
Accrued expenses	(82,166)	1,085,192
Litigation settlement liability	1,500,000	-

Cash used in operating activities	(13,405,843)	(11,619,069)

Cash flows from investing activities:

Purchases of marketable investment securities	(37,307,767)	(6,315,297)
Maturities of marketable investment securities	3,250,000	4,800,000

Cash used in investing activities	(34,057,767)	(1,515,297)

Cash flows from financing activities:

Debt repayments	(2,500,000)	(1,111,111)
Proceeds from debt	-	233,537
Net proceeds from common stock offering	26,840,457	5,653,140
Net proceeds from ATM	3,411,183	3,893,587
Proceeds from stock option exercises	6,693	-
Net proceeds from exercise of warrants	5,000	7,674,876

Cash provided by financing activities	27,763,333	16,344,029

Net increase (decrease) in cash, cash equivalents, and restricted cash	(19,700,277)	3,209,663

Cash, cash equivalents, and restricted cash at beginning of period	24,217,382	14,728,523

Cash, cash equivalents, and restricted cash at end of period	$4,517,105	$17,938,186

Supplemental disclosure of cash flow information:
Interest paid	$125,670	$217,319
Income taxes paid	200	200

Supplemental disclosure of non-cash investing and financing activity:
Settlement of warrant liability on warrant exercises	$18,365	$6,313,338
Net unrealized gain (loss) on available-for-sale securities	(3,420)	513
Accrued final payment charge on debt	45,571	87,134
Other accrued interest	-	1,032

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least September 30, 2022 which includes planned and on-going clinical studies for LPCN 1144 and LPCN 1148, future clinical studies for LPCN 1107 and LPCN 1154 and compliance with regulatory requirements. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects if additional activities are performed by the Company including new clinical studies for LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154 and LPCN 1107. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least September 30, 2022, the Company will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, before or after September 30, 2022, to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154 and LPCN 1107. Conversely, the Company’s capital resources could last longer if it reduces expenses, reduces the number of activities currently contemplated under our operating plan or if it terminates, modifies the design or suspends on-going clinical studies or if the Company receives more revenue under the license agreement (the “Antares License Agreement”) with Antares Pharma, Inc. (“Antares”) than planned.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic loss per share attributable to common stock:
Numerator
Net loss	$(3,081,297)	$(4,313,258)	$(13,258,420)	$(16,453,543)

Denominator
Weighted avg. common shares outstanding	88,290,650	64,833,714	86,477,640	52,030,431

Basic loss per share attributable to common stock	$(0.03)	$(0.07)	$(0.15)	$(0.32)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(3,081,297)	$(4,313,258)	$(13,258,420)	$(16,453,543)
Denominator
Weighted avg. common shares outstanding	88,290,650	64,833,714	86,477,640	52,030,431

Diluted loss per share attributable to common stock	$(0.03)	$(0.07)	$(0.15)	$(0.32)

The computation of diluted loss per share for the nine months ended September 30, 2021 and 2020 does not include the following stock options and warrants to purchase shares or unvested restricted stock units in the computation of diluted loss per share because these instruments were antidilutive:

	September 30,
	2021	2020
Stock options	3,913,705	2,958,485
Unvested restricted stock units	-	605,682
Warrants	1,934,366	1,944,366

(3) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2021 and December 31, 2020 were as follows:

September 30, 2021	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Corporate bonds, notes and commercial paper	$34,148,800	$-	$(3,420)	$34,145,380

	$34,148,800	$-	$(3,420)	$34,145,380

December 31, 2020	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Commercial paper	$449,992	-	-	$449,992

	$449,992	$-	$-	$449,992

Maturities of debt securities classified as available-for-sale securities at September 30, 2021 are as follows:

September 30, 2021	Amortized Cost	Aggregate fair value
Due within one year	$34,148,800	$34,145,380
	$34,148,800	$34,145,380

There were no sales of marketable investment securities during the three and nine months ended September 30, 2021 and 2020 and therefore no realized gains or losses. Additionally, $2.8 million and $450,000 marketable investment securities matured during the three months ended September 30, 2021 and 2020, respectively and $3.3 million and $4.8 million of marketable investment securities matured during the nine months ended September 30, 2021 and 2020, respectively. The Company determined there were no other-than-temporary impairments for the three and nine months ended September 30, 2021 and 2020.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

 Schedule of Fair Value, Assets Measured on Recurring Basis

		Fair value measurements at reporting date using
	September 30, 2021	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,080,187	$4,080,187	$-	$-
Commercial Paper	11,193,493	-	11,193,493	-
Corporate bonds and notes	22,951,887	-	22,951,887	-

	$38,225,567	$4,080,187	$34,145,380	$-

Liabilities:
Warrant liability	$645,478	-	-	645,478
	$38,871,045	$4,080,187	$34,145,380	$645,478

		Fair value measurements at reporting date using
	December 31, 2020	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$18,399,585	$18,399,585	$-	$-

Commercial paper	449,992	-	449,992	-

	$18,849,577	$18,399,585	$449,992	$-

Liabilities:
Warrant liability	$1,170,051	-	-	1,170,051
	$20,019,628	$18,399,585	$449,992	$1,170,051

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of September 30, 2021, include (i) volatility of 59.69%, (ii) risk free interest rate of 0.53%, (iii) strike price of $0.50, (iv) fair value of common stock of $1.09, and (v) expected life of 3.13 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2020, include (i) volatility of 88.46%, (ii) risk free interest rate of 0.27%, (iii) strike price of $0.50, (iv) fair value of common stock of $1.36, and (v) expected life of 3.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2021.

(5)	Loan and Security Agreements and Other Liabilities

Silicon Valley Bank Loan

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (4.25% as of September 30, 2021), which interest is payable monthly. Additionally on April 1, 2020, the Company entered into a Deferral Agreement with SVB. Under the Deferral Agreement, principal repayments were deferred by six months and the Company was only required to make monthly interest payments. The loan matures on June 1, 2022. Previously, the Company only made monthly interest payments until December 31, 2018, following which the Company also made equal monthly payments of principal and interest until the signing of the Deferral Agreement. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and to date approximately $636,000 has been recognized as an increase to the principal balance with a corresponding charge to interest expense with the remaining final payment charge to be recognized over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge).

In connection with the Loan and Security Agreement, the Company granted to SVB a security interest in substantially all of the Company’s assets now owned or hereafter acquired, excluding intellectual property and certain other assets. On September 9, 2021, SVB consented to the Antares Licensing Agreement which among other things provides Antares a license to certain intellectual property as well as assigns Antares the TLANDO® trademark. In addition, as TLANDO was not approved by the United States Food and Drug Administration (“FDA”) prior to May 31, 2018, the Company maintained $5.0 million of cash collateral at SVB as required under the Loan and Security Agreement until such time as TLANDO is approved by the FDA. However on February 16, 2021, the Company amended the Loan and Security Agreement with SVB to, among other things, remove the financial trigger and financial trigger release event provisions requiring the Company to maintain a minimum cash collateral value and collateral pledge thereof.

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

Future maturities of principal payments on the Loan and Security Agreement at September 30, 2021 (excluding accrued final payment fee) are as follows:

Years Ending December 31,	Amount (in thousands)
2021	$833
2022	1,667
Thereafter	—
$2,500

Other

Effective June 15, 2020 and through December 31, 2020, the Company deferred Federal Insurance Contributions Act (“FICA”) taxes under the CARES Act Section 2302. Payment of these tax deferrals are delayed to December 31, 2021 and December 31, 2022. As of September 30, 2021 the tax deferrals totaled $36,000 and are included in accrued liabilities.

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At September 30, 2021 and December 31, 2020, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties expense during the three and nine months ended September 30, 2021 and 2020.

(b)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $1.8 million in each of the three months ended September 30, 2021 and 2020 and $3.4 million and $5.1 million, respectively, for the nine months ended September 30, 2021 and 2020 under these agreements and has recorded these expenses in research and development expenses.

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

Future minimum lease payments under non-cancelable operating leases as of September 30, 2021 are:

Operating
leases
Year ending December 31:
2021	82,596
2022	55,064

Total minimum lease payments	$137,660

The Company’s rent expense was $83,000 for each of the three months ended September 30, 2021 and 2020 and was $248,000 for each of the nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021, we had sold an aggregate of 15,023,073 shares at a weighted-average sales price of $2.19 per share under the Sales Agreement for aggregate gross proceeds of $32.9 million and net proceeds of $31.7 million, after deducting sales agent commission and discounts and our other offering costs. During the three months ended September 30, 2021, the Company did not sell any shares of our common stock pursuant to the current Registration Statement on Form S-3 (File No. 333-250072). During the nine months ended September 30, 2021, the Company sold 1,811,238 shares of our common stock pursuant to the current Registration Statement on Form S-3 (File No. 333-250072) at a weighted-average sales price of $1.95 per share, resulting in net proceeds of approximately $3.4 million under the Sales Agreement which is net of $112,000 in expenses. During the three and nine months ended September 30, 2020, the Company sold 2,830,000 shares at a weighted average sales price of $1.43 per share under the ATM for aggregate gross proceeds of $4.0 million and net proceeds of $3.9 million pursuant to the prior Registration Statement on Form S-3 (File No. 333-220942). As of September 30, 2021, the Company had $41.2 million available for sale under the Sales Agreement.

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

The Company will be entitled to redeem the Rights at $0.001 per Right at any time prior to the time an Acquiring Person becomes such. The terms of the Rights are set forth in the Rights Agreement, which is summarized in the Company’s Current Report on Form 8-K dated November 13, 2015. The rights plan was originally set to expire on November 12, 2018; however, on November 5, 2018 our Board of Directors approved an Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 5, 2021 and again on November 1, 2021, the Company adopted a Second Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 1, 2024, unless the rights are earlier redeemed or exchanged by the Company.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $155,000 and $352,000, respectively, for the three months ended September 30, 2021 and 2020, and amounted to $449,000 and $1.1 million, respectively, for the nine months ended September 30, 2021 and 2020, and is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	$70,911	$150,435	$207,280	$484,876
General and administrative	84,087	201,188	242,031	653,718

	$154,998	$351,623	$449,311	$1,138,594

The Company did not issue any stock options during each of the three months ended September 30, 2021 and 2020 and issued 376,000 and 739,000 stock options, respectively, during the nine months ended September 30, 2021 and 2020.

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

For options granted during the nine months ended September 30, 2021 and 2020, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2021	2020
Expected term	5.79 years	5.81 years
Risk-free interest rate	53.56%	1.33%
Expected dividend yield	—	—
Expected volatility	101.68%	99.52%

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

As of September 30, 2021, there was $941,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.0 years and will be adjusted for subsequent changes in estimated forfeitures.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares were authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 3,221,906 to 5,721,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 5,721,906 shares are authorized for issuance under the 2014 Plan, with 1,586,959 shares remaining available for grant as of September 30, 2021.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2020	3,564,458	$3.36
Options granted	376,000	1.44
Options exercised	(4,584)	1.46
Options forfeited	-	-
Options cancelled	(22,169)	6.41
Balance at September 30, 2021	3,913,705	3.16

Options exercisable at September 30, 2021	2,606,227	4.14

The following table summarizes information about stock options outstanding and exercisable at September 30, 2021:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

3,913,705	6.14	$3.16	$382,749	2,606,227	4.69	$4.14	$217,335

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were zero and 4,584, respectively, stock options exercised during the three and nine months ended September 30, 2021, and no stock options exercised during the three and nine months ended September 30, 2020.

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

As of September 30, 2021, the Company had 1,094,030 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on September 30, 2021 and on December 31, 2020 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	September 30, 2021	December 31, 2020
Expected life in years	3.13	3.88
Risk-free interest rate	0.53%	0.27%
Dividend yield	—	—
Volatility	59.69%	88.46%
Stock price	$1.09	$1.36

During the three and nine months ended September 30, 2021, the Company recorded a non-cash gain of $480,000 and $506,000, respectively, from the change in fair value of the November 2019 Offering warrants. During the three and nine months ended September 30, 2020, the Company recorded a non-cash gain of $140,000 and a non-cash loss of $3.0 million from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2020	$1,170,051
Settlement of liability on warrant exercise	(18,365)
Change in fair value of common stock warrants	(506,208)
Balance at September 30, 2021	$645,478

Additionally, in the February 2020 Offering, the Company issued 5,042,017 common stock warrants, however, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	1,944,366	$0.51
Issued	-	-
Exercised	(10,000)	0.50
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at September 30, 2021	1,934,366	$0.51

During the three and nine months ended September 30, 2021, zero and 10,000 common stock warrants to purchase one share of our common stock were exercised, respectively, resulting in proceeds of zero and $5,000, respectively. Additionally, during the three and nine months ended September 30, 2020, 1,478,844 and 15,097,651 common stock warrants to purchase one share of our common stock were exercised, respectively, resulting in proceeds of approximately $761,000 and $7.7 million, respectively.

The following table summarizes information about common stock warrants outstanding at September 30, 2021:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,934,366	3.25	$0.51	$1,116,066

(10)	Commitments and Contingencies

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

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. The Company has insurance that covers claims of this nature. The retention amount payable by the Company under our policy is $1.25 million. The Company filed a motion to dismiss the class action lawsuit on July 24, 2020. In response, the plaintiffs filed their response to the motion to dismiss the class action lawsuit on September 22, 2020 and the Company filed its reply to its motion to dismiss on October 22, 2020. A hearing on the motion to dismiss has been scheduled for January 12, 2022. The Company intends to vigorously defend itself against these allegations and has not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

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

On July 23, 2013, the Company entered into an assignment/license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. Under the service agreement, the Company provided facilities and up to 10 percent of the services of certain employees to Spriaso for a period of 18 months which expired January 23, 2015. Effective January 23, 2015, the Company entered into an amended services agreement with Spriaso in which the Company agreed to continue providing up to 10 percent of the services of certain employees to Spriaso at a rate of $230/hour for a period of six months. The agreement was further amended on July 23, 2015, on January 23, 2016, on July 23, 2016, on January 23, 2017, on July 23, 2017, on January 23, 2018, on July 23, 2018 and again on January 23, 2019 to extend the term of the agreement for an additional six months. The agreement was further amended on July 23, 2019 and again on July 23, 2020 to extend the term of the agreement for an additional twelve months. The agreement may be reinstated upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements during the three and nine months ended September 30, 2021 or 2020. Additionally, during the three and nine months ended September 30, 2021 and 2020, the Company received $55,000 and zero, respectively, in licensing payments from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

(13)	Subsequent Event

On October 14, 2021, the Company entered into the Antares License Agreement with Antares, pursuant to which the Company granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO® from the U.S. Food and Drug Administration (“FDA”), the Company’s TLANDO product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in NDA No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), in each case within the United States. The Antares License Agreement also provides Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR, the Company’s potential once-daily oral product candidate for testosterone replacement therapy. Upon execution of the Antares License Agreement, Antares paid to the Company an initial payment of $11.0 million. Antares will also make additional payments of $5.0 million to the Company on each of January 1, 2025, and January 1, 2026, provided that certain conditions are satisfied. The Company is also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by Antares under the Antares License Agreement. In addition, upon commercialization, the Company will receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. If Antares exercises its option to license TLANDO XR, the Company will be entitled to an additional payment of $4.0 million, as well as development milestone payments of up to $35.0 million in the aggregate and tiered royalty payments at rates ranging from percentages in the mid-teens to 20% of net sales of TLANDO XR in the United States. The Company retains development and commercialization rights in the rest of the world, and with respect to applications outside of the Field inside or outside the United States. Antares will also purchase certain existing inventory of licensed products from the Company, subject to testing and acceptance procedures. Finally, pursuant to the terms of the Antares License Agreement, Antares is generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of licensed products in the Field in the United States, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2021, our first quarter Form 10-Q filed with the SEC on May 6, 2021, our second quarter Form 10-Q filed with the SEC on August 5, 2021, as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, or in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 5, 2021, or in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 6, 2021 or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 11, 2021. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

Our most advanced product candidate, TLANDO®, is an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”). On December 8, 2020, we received tentative approval from the United States Food and Drug Administration (“FDA”) regarding our new drug application (“NDA”) filed in February 2020 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. In granting tentative approval, the FDA concluded that TLANDO has met all required quality, safety and efficacy standards necessary for approval. However, TLANDO has not received final approval and is not eligible for final approval to market in the U.S. until the expiration of the exclusivity period previously granted to Clarus Therapeutics, Inc. (“Clarus”) with respect to Jatenzo®, which expires on March 27, 2022. The FDA has affirmed that the resubmission of the NDA for TLANDO will be a Class 1 resubmission. A Class 1 NDA resubmission includes a two-month FDA review goal period. On October 14, 2021, we entered into a license agreement (the “Antares License Agreement”) with Antares Pharma, Inc. (“Antares”), pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the FDA, our TLANDO product with respect to TRT in the U.S. We and Antares remain committed to taking appropriate actions with the goal of receiving final approval to permit the launch of TLANDO. The FDA has also required us to conduct certain post-marketing studies to (i) assess patient understanding of key risks relating to TLANDO and (ii) evaluate development of adrenal insufficiency with chronic TLANDO therapy which will be conducted and paid for by Antares.

Additional pipeline candidates include LPCN 1144, an oral prodrug of bioidentical testosterone comprised of TU for the treatment of non-cirrhotic non-alcoholic steatohepatitis (“NASH”) which is currently in Phase 2 testing, TLANDO® XR, a next generation oral TRT product comprised of testosterone tridecanoate (“TT”) with the potential for once daily dosing which has completed Phase 2 testing, LPCN 1148 comprising a novel prodrug of bioidentical testosterone, testosterone laurate (“TL”), for the management of symptoms associated with cirrhosis, LPCN 1154, an oral neuro-steroid targeted for the treatment of postpartum depression (“PPD”), and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding Phase 2 clinical study and has been granted orphan drug designation by the FDA.

LPCN 1144 is currently being tested in an open label extension (“OLE”) study to the Liver Fat intervention with oral Testosterone (“LiFT “) proof-of-concept (“POC”) Phase 2 clinical study, a paired-biopsy study in confirmed non-cirrhotic NASH subjects. Positive top-line primary endpoint results after 12 weeks of treatment in the LiFT clinical study were released in January 2021. Treatments with LPCN 1144 resulted in robust liver fat reduction, assessed by magnetic resonance imaging, proton density fat fraction (“MRI-PDFF”) technique, and showed improvement of liver injury markers with no observed tolerability issues. Additionally, key secondary endpoint results after 36 weeks of treatment in the LiFT clinical study were released in August 2021. Treatments with LPCN 1144 met the non-alcoholic steatohepatitis (“NASH”) resolution regulatory endpoint, showed positive effects in appendicular lean mass and whole-body fat mass and continued to show substantial reductions in markers of liver injury compared to placebo.

To date, we have funded our operations primarily through the sale of equity securities, debt and convertible debt and through up-front payments, research funding and royalty and milestone payments from our license and collaboration arrangements. We have not generated any revenues from product sales and we do not expect to generate revenue or royalties from product sales unless and until we obtain regulatory approval of TLANDO or other products.

We have incurred losses in most years since our inception. As of September 30, 2021, we had an accumulated deficit of $185.3 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $13.3 million for the nine months ended September 30, 2021, compared to $16.5 million for the nine months ended September 30, 2020. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs, including recently settled litigation, associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

●	complete the OLE clinical study with LPCN 1144;

●	conduct further development of our other product candidates, including LPCN 1144, LPCN 1148, LPCN 1154 and LPCN 1107;

●	continue our research efforts;

●	research new product candidates or new uses for our existing products candidates;

●	maintain, expand and protect our intellectual property portfolio; and

●	provide general and administrative support for our operations.

To fund future long-term operations, including the potential commercialization of our products, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, regulatory requirements related to our other product development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, our ability to license our products to third parties, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, in amounts sufficient to fund our operations or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

Our Product Candidates

Our current portfolio includes our most advanced product candidate, TLANDO, an oral TRT product candidate, which received tentative approval from the FDA on December 8, 2020. Additionally, we are in the process of establishing our pipeline of other clinical candidates including an oral androgen therapy for the treatment of non-cirrhotic NASH, LPCN 1144, a next-generation potential once daily oral TRT, TLANDO XR, an androgen therapy for the management symptoms associated with cirrhosis, LPCN 1148, an oral neuro-steroid targeted for the treatment of PPD, LPCN 1154, an oral therapy for the prevention of recurrent PTB, LPCN 1107, and we continue to explore other product candidates targeting indications with a significant unmet need. On October 14, 2021, we entered into the Antares License Agreement with Antares, pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the FDA, our TLANDO product with respect to TRT in the U.S. The Antares License Agreement also provides Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR.

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

Our Development Pipeline

TLANDO: An Oral Product Candidate for Testosterone Replacement Therapy

Our most advanced product, TLANDO, is an oral formulation of the chemical, TU, which is an eleven-carbon side chain attached to testosterone (“T”). TU is an ester prodrug of T. An ester is chemically formed by bonding an acid and an alcohol. Upon the cleavage, or breaking, of the ester bond, T is formed. TU has been approved for use outside the United States for many years for delivery via intra-muscular injection and in oral dosage form and more recently TU has received regulatory approval in the United States for delivery via intra-muscular injection and in oral dosage form. We are using our proprietary technology to facilitate steady gastrointestinal solubilization and absorption of TU. Proof-of-concept was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc. which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%.

NDA PDUFA Outcome

On December 8, 2020 we received tentative approval from the FDA regarding our NDA filed in February 2020 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. In granting tentative approval, the FDA concluded that TLANDO has met all required quality, safety and efficacy standards necessary for approval. However, TLANDO has not received final approval and is not eligible for final approval to market in the U.S. until the expiration of the exclusivity period previously granted to Clarus with respect to Jatenzo®, which expires on March 27, 2022. The FDA has affirmed that the resubmission of the NDA for TLANDO will be a Class 1 resubmission. A Class 1 NDA resubmission includes a two-month FDA review goal period. We remain committed to taking appropriate actions with the goal of receiving final approval to permit the launch of TLANDO.

Under the Pediatric Research Equity Act (“PREA”), if TLANDO receives full approval, under the terms of the Antares Licensing Agreement, Antares will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA has also required us to conduct certain post-marketing studies including: (i) conduct an appropriately designed label comprehension and knowledge study that assesses patient understanding of key risk messages in the Medication Guide for TLANDO and (ii) conduct an appropriately designed one-year trial to evaluate development of adrenal insufficiency with chronic TLANDO therapy which will be conducted and paid for by Antares. The timetables for these post-marketing requirements will be established at the time of full approval of TLANDO.

Upon execution of the Antares License Agreement, Antares paid to us an initial payment of $11.0 million. Antares will also make additional payments of $5.0 million to us on each of January 1, 2025 and January 1, 2026, provided that certain conditions are satisfied. We are also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by Antares under the Antares License Agreement. In addition, upon commercialization, we will receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. If Antares exercises its option to license TLANDO XR, we will be entitled to an additional payment of $4.0 million, as well as development milestone payments of up to $35.0 million in the aggregate and tiered royalty payments at rates ranging from percentages in the mid-teens to 20% of net sales of TLANDO XR in the United States.

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

Additionally, our competitors may introduce other TRTs. For example, on January 5, 2021 Marius submitted a NDA to the FDA seeking approval of KYZATREX®, its novel oral TU soft gelatin capsule for the treatment of primary and secondary hypogonadism in adult men. According to Marius, it has been assigned a PDUFA date of October 31, 2021 for KYZATREX®.

We are also aware of other pharmaceutical companies that have TRTs or testosterone therapies in development that may be approved for marketing in the United States or outside of the United States.

Based on publicly available information, we believe that several other TRTs that would be competitive with TLANDO are in varying stages of development, some of which may be approved, marketed and/or commercialized prior to TLANDO. These therapies include T-gels, oral-T, an aromatase inhibitor, a new class of drugs called Selective Androgen Receptor Modulators and hydroalcoholic gel formulations of dihydrotestosterone (“DHT”).

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

History of Liver Disease

The liver is the largest internal organ in the human body and its proper function is indispensable for many critical metabolic functions, including the regulation of lipid and sugar metabolism, the production of important proteins, including those involved in blood clotting, and purification of blood. There are over 100 described diseases of the liver, and because of its many functions, these can be highly debilitating and life-threatening unless effectively treated. Liver diseases can result from injury to the liver caused by a variety of insults, including hepatitis C virus, hepatitis B virus, obesity, chronic excessive alcohol use or autoimmune diseases. Regardless of the underlying cause of the disease, there are important similarities in the disease progression including increased inflammatory activity and excessive liver cell apoptosis, which if unresolved leads to fibrosis. Fibrosis, if allowed to progress, will lead to cirrhosis, or excessive scarring of the liver, and eventually reduced liver function. Some patients with liver cirrhosis have a partially functioning liver and may appear asymptomatic for long periods of time, which is referred to as decompensated liver disease. Decompensated liver disease is when the liver is unable to perform its normal functions. Many people with active liver disease remain undiagnosed largely because liver disease patients are often asymptomatic for many years.

Markers of Liver Cell Death

Alanine aminotransferase (“ALT”) is an enzyme that is produced in liver cells and is naturally found in the blood of healthy individuals. In liver disease, liver cells are damaged and as a consequence, ALT is released into the blood, increasing ALT levels above the normal range. Physicians routinely test blood levels of ALT to monitor the health of a patient’s liver. ALT level is a clinically important biochemical marker of the severity of liver inflammation and ongoing liver disease. Elevated levels of ALT represent general markers of liver cell death and inflammation without regard to any specific mechanism. Aspartate aminotransferase (“AST”)is a second enzyme found in the blood that is produced in the liver and routinely measured by physicians along with ALT. As with ALT, AST is often elevated in liver disease and, like ALT, is considered an overall marker of liver inflammation.

Relationship between Hypogonadism and NAFLD

Preclinical and clinical studies in the NAFLD/NASH literature have shown the prevalence of testosterone deficiency across the NAFLD/NASH histological spectrum wherein low testosterone was independently associated with NAFLD/NASH with an inverse relationship between testosterone and NAFLD/NASH symptom severity. A recent National Institute of Diabetes and Digestive Kidney Diseases report suggests that 75% of biopsy confirmed NASH subjects have less than 372 ng/dL of total testosterone and that the degree of fibrosis severity is inversely related to free testosterone levels; thus, providing a good rationale for testing LPCN 1144 in adult NASH patients regardless of their hypogonadal status. We have received clearance from the FDA to clinically investigate LPCN 1144 in an expanded target population of adult male NASH patients. Specifically, the FDA waived the limitation of only testing LPCN 1144 in NASH subjects with total testosterone levels below 300 ng/dL (threshold for hypogonadism).

Current Status

We have recently completed the LiFT Phase 2 clinical study in confirmed non-cirrhotic NASH subjects. The LiFT clinical study was a prospective, multi-center, randomized, double-blind, placebo-controlled multiple-arm study in biopsy-confirmed hypogonadal or eugonadal male NASH subjects with grade F1/F3 fibrosis and a NAFLD Activity Score ≥ 4 with a 36-week treatment period. The LiFT clinical study enrolled 56 biopsy confirmed NASH male subjects. Subjects were randomized 1:1:1 to one of three arms (Treatment A is a twice daily oral dose of 142 mg testosterone equivalent, Treatment B is a twice daily oral dose of 142 mg testosterone equivalent formulated with 217 mg of d-alpha tocopherol equivalent, and the third arm is twice daily matching placebo).

The primary endpoint of the LiFT clinical study was change in hepatic fat fraction via MRI-PDFF and exploratory liver fat/marker end points post 12 weeks of treatment. Additionally, key secondary endpoints post 36 weeks of treatment included assessment of histological change for NASH resolution and/or fibrosis improvement as well as liver fat data. The LiFT clinical study was not powered to assess statistical significance of any of the secondary endpoints. Other important endpoints included the following: change in liver injury markers, anthropomorphic measurements, lipids, insulin resistance and inflammatory/fibrosis markers; as well as patient reported outcomes.

Additionally, subjects have access to LPCN 1144 through an OLE study. The extension study will enable the collection of additional data on LPCN 1144 for up to a total of 72 weeks of therapy. The OLE is currently on-going and has enrolled 25 subjects. We expect topline results from the OLE study mid-2022.

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

* Subjects with missing data are considered non-responders

Liver biopsies were performed at baseline (“BL”) and after 36 weeks of treatment (“EOS”). Prespecified biopsy analyses included NASH Clinical Research Network (“CRN”) scoring as well as a continuous paired (“Paired Technique”) and digital technique (“Digital Technique-Fibronest”). All biopsy analyses were performed on the same slides and the reads for the three techniques were done independently. Analysis sets included the NASH Resolution Set (all subjects that have BL and EOS biopsy with NASH at BL [NAS ≥4 with lobular inflammation score ≥ 1 and hepatocyte ballooning score ≥1 at BL] (n=37)), the Biopsy Set (all subjects with baseline and EOS biopsies (n=44)), and the Safety Set (all randomized subjects (n=56)).

Both LPCN 1144 treatment arms met with statistical significance the pre-specified accelerated approval regulatory endpoint of NASH resolution with no worsening of fibrosis based on NASH CRN scoring. Additionally, both treatment arms showed substantial improvement of the observed NASH activity in steatosis, inflammation and ballooning.

Key results are presented in the following table:

Histology NASH CRN Scoring Outcomes1

	Placebo (n = 11)	Treatment A (n=13)	Treatment B (n=13)
NASH Resolution responders, n (%) [2]	1 (9%)	7 (54%)[3]	9, (69%)[4]
NASH Resolution with No Worsening of Fibrosis responders, n (%)	0 (0%)	6 (46%)[3]	9 (69%)[5]

1 NASH Resolution Set

2 Improvement in NASH defined as improvement in ballooning or inflammation, and no worsening of ballooning or inflammation

3 p < 0.05 vs placebo

4 p < 0.01 vs placebo

5 p < 0.001 vs placebo

Both LPCN 1144 treatment arms showed significant improvement in NASH without worsening of fibrosis using Paired Technique, which concurred with the NASH CRN scoring findings (per Biopsy Set; NASH Improvement responders: Placebo – 13%, Treatment A – 60%, Treatment B – 57%; NASH Improvement with No Worsening of Fibrosis responders: Placebo – 13%, Treatment A – 60%, Treatment B – 57%).

The treatment effects on fibrosis improvement need confirmation in a larger study.

In both treatment arms substantial reductions in markers of liver injury compared to placebo were observed post four weeks of treatment and were sustained through EOS. Using all available Safety Set data, ALT decreased up to a mean of 23.4 U/L at EOS from all group mean baseline of 51.5 U/L and AST decreased up to a mean of 13.3 U/L at EOS from all group mean baseline of 31.9 U/L.

Positive effects in appendicular lean mass and whole-body fat mass, an indicator overall tissue quality, based on dual-energy X-ray absorptiometry scans were noted in both LPCN 1144 treatment arms.

During the 36 weeks of treatment, LPCN 1144 was well tolerated with an overall safety profile comparable to placebo. Frequency and severity of treatment emergent adverse events (“TEAEs”) in both treatment arms were comparable to placebo. Study drug related TEAEs were mild to moderate. Four subjects discontinued due to TEAEs in the placebo arm vs one subject in total across the treatment arms. Cardiovascular events were balanced among groups with hematocrit increases averaging <2% in the treatment arms, no observed thromboembolic events, and comparable blood pressure changes in both treatment arms to placebo.

There were no reported cases of hepatocellular carcinoma or Drug Induced Liver Injury (“DILI”). Weight change from baseline, GI adverse events and prostate-specific antigens (“PSA”) changes were small and comparable among groups. Additionally, no clinically meaningful changes in lipids in treatment groups were noted compared to placebo, and rates of pedal edema were low and similar in all arms.

We have requested a meeting with the FDA to discuss the clinical development path forward with LPCN 1144. We anticipate that the meeting will occur in the first quarter of 2022.

During November 2021, the FDA granted Fast Track Designation to LPCN 1144 as a treatment for non-cirrhotic NASH. The Fast Track program is designed to accelerate the development and expedite the review of products, such as LPCN 1144, which are intended to treat serious diseases and for which there is an unmet medical need.

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

Additionally in October 2014, we completed a Phase 2a POC study in hypogonadal men. The Phase 2a open-label, dose-escalating single and multiple dose study enrolled 12 males. Results from the Phase 2a clinical study demonstrated the feasibility of a once daily dosing with TLANDO XR in hypogonadal men and a good dose response. Additionally, the study confirmed that steady state is achieved by day 14 with consistent inter-day performance observed on day 14, 21 and 28. No subjects exceeded Cmax of 1500 ng/dL at any time during the 28-day dosing period on multi-dose exposure. Overall, TLANDO XR was well tolerated with no serious adverse events (“AE’s”) reported.

We have also completed a preclinical toxicology study with TLANDO XR in dogs.

In February 2018 we had a meeting with the FDA to discuss these pre-clinical results and to discuss the Phase 3 clinical study and path forward for TLANDO XR. Based on the results of the FDA meeting and additional pre-clinical trials conducted after the FDA meeting, we have proposed a Phase 3 protocol for TLANDO XR and have solicited FDA feedback. Based on initial FDA feedback, we expect the Phase 3 clinical trial design to follow the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines and will include a three-month efficacy treatment period and a one-year safety component for up to 100 subjects. We continue to refine the Phase 3 protocol and plan to request FDA approval of the protocol once it is finalized. Additionally, the FDA previously requested that a food effect study needs to be completed, and that ambulatory blood pressure monitoring (“ABPM”) be included as part of the Phase 3 clinical study. We are currently transferring the manufacturing of TLANDO XR to a third-party contract manufacturer and scaling up the formulation. After that is complete, we anticipate the next steps in developing TLANDO XR will be to conduct a food effect/phlebotomy study with TLANDO XR. Under the terms of the Antares License Agreement, Antares has been granted an option, exercisable on or before March 31, 2022, to license TLANDO XR to develop and commercialize upon approval..

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

LPCN 1148 comprises a novel prodrug of bioidentical testosterone,TL We are currently making preparations to initiate a Phase 2 POC study (NCT04874350) in male cirrhotic subjects to evaluate the therapeutic potential of LPCN 1148 for the management of cirrhotic subjects. The planned Phase 2 POC study is a prospective, multi-center, randomized, placebo-controlled study in approximately 48 to 60 male cirrhotic patients that are on the liver transplant list. Subjects will be randomized 1:1 to one of two arms. The treatment arm is an oral dose of a testosterone ester and the second arm is matching placebo. The primary endpoint is change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index and number of waitlist events, including all-cause mortality. Total treatment is expected to be 52 weeks. We currently expect the first subject will be dosed in the fourth quarter of 2021.

LPCN 1154: An Oral Neuro-Steroid Candidate for the Treatment of Postpartum Depression

PPD, a major depressive disorder that is under diagnosed in the U.S., impacts approximately 1 in 7 women after giving birth. PPD can lead to devastating consequences for a woman, her newborn and her family. Currently, there is no oral therapy approved for the treatment of PPD. The active moiety in LPCN 1154 is an endogenous positive allosteric modulator of γ-aminobutyric acid (“GABAA”) receptor. LPCN 1154 is expected to be an “at home” treatment with easier treatment access than the current standard of care invasive option that requires hospitalization with significant limitations. Moreover, LPCN 1154 is expected to provide the required level of privacy for a mother, avoiding bonding/breast feeding interruptions due to the required hospitalizations for the current option.

On June 14, 2021, we announced that the FDA has cleared the Company’s Investigational New Drug Application (“IND”) to initiate a Phase 2 study to evaluate the therapeutic potential of LPCN 1154 for the treatment of PPD in adults. We have completed a PK study to assess dose proportionality with LPCN 1154 in which dose proportionality was observed. Pending further PK analyses, we plan to conduct a proof-of-concept study to evaluate the safety, tolerability, and efficacy of LPCN 1154 in adult female subjects diagnosed with PPD in the future.

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

A traditional PK/PD based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting and subsequent guidance meetings with the FDA to define a pivotal Phase 2b/3 development plan for LPCN 1107. However, these discussions will need to be updated based on recent developments with Covis’ Makena®. We plan to resume our interactions with the FDA to discuss our pivotal clinical trial design and better understand next steps to advance LPCN 1107 after completion of the planned food-effect study.

We do not anticipate the initiation of a pivotal study with LPCN 1107 to occur until the required food effect study is complete. We are exploring the possibility of licensing LPCN 1107 to a third party, although no licensing agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on acceptable terms.

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

CDER issued AMAG, the NDA holder at the time, a Notice of Opportunity for Hearing to withdraw approval of Makena, for which AMAG Pharmaceuticals responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of Makena’s treatment and the public health implications of withdrawing approval. The FDA Commissioner has recently granted Covis a public hearing although the date of that hearing is not publicly known. During this time, Makena and the approved generics of Makena will remain on the market until the FDA makes a final decision about these products.

Currently, Makena and the approved generics of Makena are the only products approved for the prevention of recurrent preterm birth.

The FDA also indicated that it intends to hold a meeting with experts in obstetrics, neonatal care, and clinical trial design to discuss how to facilitate development of effective and safe therapies to treat preterm birth.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through September 30, 2021, we have generated $28.1 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from TLANDO or any of our other clinical or preclinical development programs or licensed products as we or our licensees may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $126.3 million in research and development expenses through September 30, 2021.

On December 8, 2020 we received tentative approval from the FDA regarding our NDA filed in February 2020 for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. In granting tentative approval, the FDA concluded that TLANDO has met all required quality, safety and efficacy standards necessary for approval. However, TLANDO has not received final approval and is not eligible for final approval to market in the U.S. until the expiration of the exclusivity period previously granted to Clarus with respect to Jatenzo®, which expires on March 27, 2022. On October 14, 2021, we entered into the Antares License Agreement with Antares, pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the FDA, our TLANDO product with respect to TRT in the U.S. The Antares License Agreement also provides Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR. Under the terms of the Antares License Agreement, all future research and development activities for TLANDO will be conducted and paid for by Antares. Any further expenditures, if needed, are subject to numerous uncertainties regarding timing and cost to completion.

We expect to continue to incur significant costs as we develop our other product candidates, including the ongoing LiFT Phase 2 OLE clinical study with LPCN 1144 and the planned Phase 2 study with LPCN 1148.

In general, the cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

●	the number of sites included in the trials;

●	the length of time required to enroll suitable subjects;

●	the duration of subject follow-ups;

●	the length of time required to collect, analyze and report trial results;

●	the cost, timing and outcome of regulatory review; and

●	potential changes by the FDA in clinical trial and NDA filing requirements.

We have also incurred significant manufacturing costs to prepare launch supplies for TLANDO. However, any additional expenditures required to prepare for a commercial launch of TLANDO, should it be approved, will be paid by Antares.

Future research and development expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

●	the timing and outcome of regulatory filings and FDA reviews and actions for product candidates;

●	our dependence on third-party manufacturers for the production of satisfactory finished product for registration and launch should regulatory approval be obtained on any of our product candidates;

●	the potential for future license or co-promote arrangements for our product candidates, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our future plans and capital requirements; and

●	the effect on our product development activities of actions taken by the FDA or other regulatory authorities.

A change of outcome for any of these variables with respect to our product development candidates could mean a substantial change in the costs and timing associated with these efforts, will require us to raise additional capital, and may require us to reduce operations.

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

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
External service provider costs:
TLANDO	$5,446	$471,874	$114,697	$679,351
LPCN 1144	404,676	1,223,863	1,721,948	4,284,302
TLANDO XR	80,300	-	80,300	71,898
LPCN 1154	805,722	-	907,794	-
LPCN 1148	383,597	-	383,597	-
LPCN 1107	6,000	1,500	61,381	3,860
Total external service provider costs	1,685,741	1,697,237	3,269,717	5,039,411
Internal personnel costs	524,599	561,461	1,609,571	1,736,167
Other research and development costs	156,181	229,163	532,460	493,021
Total research and development	$2,366,521	$2,487,861	$5,411,748	$7,268,599

We expect research and development expenses to increase in the future as we complete on-going clinical studies, including the LiFT Phase 2 OLE clinical study with LPCN 1144, and as we conduct future clinical studies with LPCN 1148, LPCN 1154 and LPCN 1107. However, if we are unable to raise additional capital, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, and support functions. Other general and administrative expenses include rent and utilities, travel expenses, professional fees for auditing, tax and legal services, litigation settlement and market research and market analytics.

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

Other Expense (Income), Net

Other expense (income), net, consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities, interest expense incurred on our outstanding Loan and Security Agreement, losses (gains) on our warrant liability and litigation settlement accruals.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Variance
License revenue	$54,994	$-	54,994
Research and development expenses	2,366,521	2,487,861	(121,340)
General and administrative expenses	1,222,146	1,887,195	(665,049)
Interest and investment income	(17,264)	(5,614)	11,650
Interest expense	44,839	84,293	(39,454)
Gain on warrant liability	(479,951)	(140,477)	339,474

Revenue

We recognized license revenue of $55,000 during the three months ended September 30, 2021, compared to no license revenue recognized during the three ended September 30, 2020. License revenue in 2021 relates to payments received from Spriaso LLC (“Spriaso”) under a licensing agreement in the cough and cold field.

Research and Development Expenses

The decrease in research and development expenses during the three months ended September 30, 2021 was primarily due to a $819,000 decrease in contract research organization expense and outside consulting costs related to the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, a $466,000 decrease in costs associated with TLANDO, a $37,000 decrease in personnel expense, net decreases in other R&D expenses of $68,000. The decreases were offset by a $806,000 increase in costs related to LPCN 1154, a $384,000 increase in costs related to LPCN 1148, and a $80,000 increase in costs for TLANDO XR.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended September 30, 2021 was primarily due to a $552,000 decrease in legal costs in 2021 as compared to 2020 relating to a decrease the following legal activities: lawsuit filed against Clarus for patent infringement in April 2019 and the on-going class action lawsuit defense; and a $122,000 decrease in personnel costs, which was mainly due to a decrease in stock compensation expense. These decreases were offset mainly by a $31,000 increase in corporate insurance expenses.

Interest and Investment Income

The increase in interest and investment income during the three months ended September 30, 2021 was due to higher cash and marketable investment securities balances in 2021 compared to 2020.

Interest Expense

The decrease in interest expense during the three months ended September 30, 2021 was due to a decrease in interest expense on our Loan and Security Agreement with Silicon Valley Bank (“SVB”), as a result of lower principal balances in 2021 compared to 2020.

Loss (Gain) on Warrant Liability

We recorded a gain of $480,000 and $140,000, respectively, on warrant liability during the three months ended September 30, 2021 and 2020 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2021 was attributable to a decrease in the value of warrants outstanding as of September 30, 2021 as compared to June 30, 2021 due to a decrease in our stock price. The gain in 2020 was mainly due to a decrease in the value of warrants outstanding as of September 30, 2020 as compared to June 30, 2020 primarily attributable to a decrease in the value of warrants exercised during the period, offset by an increase in the value of warrants outstanding as of September 30, 2020 as compared to June 30, 2020 due to an increase in our stock price. There were no common stock warrants from the November 2019 Offering (as defined below) exercised during the three months ended September 30, 2021 and 2020, respectively. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Variance
License revenue	$54,994	$-	54,994
Research and development expenses	5,411,748	7,268,599	(1,856,851)
General and administrative expenses	4,281,690	5,925,991	(1,644,301)
Interest and investment income	(45,257)	(72,729)	(27,472)
Interest expense	171,241	305,485	(134,244)
Loss (gain) on warrant liability	(506,208)	3,025,997	3,532,205
Litigation settlement	4,000,000	—	4,000,000
Income tax expense	200	200	-

Revenue

We recognized license revenue of $55,000 during the nine months ended September 30, 2021, compared to no license revenue recognized during the nine ended September 30, 2020. License revenue in 2021 relates to payments received from Spriaso under a licensing agreement in the cough and cold field.

Research and Development Expenses

The decrease in research and development expenses during the nine months ended September 30, 2021 was primarily due to a $2.6 million decrease in contract research organization expense and outside consulting costs related to the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, a $565,000 decrease in costs associated with TLANDO and a $127,000 net decrease in personnel expense which was mainly due to a decrease in stock compensation expense offset by increases in salaries partially due to headcount increases. These decreases were offset by a $908,000 increase in costs related to LPCN 1154, a $384,000 increase in costs associated with LPCN 1148 and a $58,000 increase in costs for LPCN 1107, as well as increases in other R&D expenses of $48,000.

General and Administrative Expenses

The decrease in general and administrative expenses during the nine months ended September 30, 2021 was primarily due to a $1.4 million decrease in legal costs in 2021 as compared to 2020 relating to a decrease the following legal activities: lawsuit filed against Clarus Therapeutics Inc. for patent infringement in April 2019 and the on-going class action lawsuit defense; and, a decrease of $410,000 in personnel costs mainly due a reduction in stock compensation expense. These decreases were offset by a $131,000 increase in corporate insurance expenses and a $35,000 increase in other general and administrative expenses.

Interest and Investment Income

The decrease in interest and investment income during the nine months ended September 30, 2021 was due to lower interest rates in 2021 compared to 2020, despite higher cash and marketable investment securities balances.

Interest Expense

The decrease in interest expense during the nine months ended September 30, 2021 was due to a decrease in interest expense on our Loan and Security Agreement with SVB, mainly as a result of lower principal balances 2021 compared to 2020.

Loss (Gain) on Warrant Liability

We recorded a gain of $506,000 and a loss of $3.0 million, respectively, on warrant liability during the nine months ended September 30, 2021 and 2020 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2021 was attributable to a decrease in the value of warrants outstanding as of September 30, 2021 as compared to December 31, 2020 due to a small decrease in the number of warrants outstanding, a decrease in our volatility, and a shorter term remaining on the outstanding warrants. The loss in 2020 was mainly due to an increase in the value of warrants outstanding as of September 30, 2020 as compared to December 31, 2019 due to an increase in our stock price. There were 10,000 and 10,127,000 common stock warrants from the November 2019 Offering exercised during the nine months ended September 30, 2021 and 2020, respectively. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Litigation Settlement

We recorded an expense of $4.0 million and zero, respectively, on litigation settlement during the nine months ended September 30, 2021 and 2020 related to the Global Agreement with Clarus to resolve all outstanding claims in the on-going intellectual property litigation between the two companies as well as the on-going interference proceeding between the two companies. Under the terms of the settlement, we agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022 and $500,000 on July 13, 2023. No future royalties are owing from either party. Under the terms of the Global Agreement, Lipocine and Clarus have agreed to dismiss the Lipocine Inc. v Clarus Therapeutics, Inc., No 19-cv-622 (WCB) litigation presently pending in the U.S. District Court for the District of Delaware. Also, both parties have reached an agreement on the interference proceedings captioned Clarus Therapeutics, Inc. v. Lipocine Inc., Interference No. 106,128 presently pending in the U.S. Patent and Trademark Office.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance clinical development of LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154, LPCN 1107 and any other product candidate, including continued research efforts.

As of September 30, 2021, we had $38.7 million of unrestricted cash, cash equivalents and marketable investment securities compared to $19.7 million at December 31, 2020. Additionally, as of December 31, 2020 we had $5.0 million of restricted cash, which was required to be maintained as cash collateral under the SVB Loan and Security Agreement until TLANDO is approved by the FDA. However on February 16, 2021, we amended the Loan and Security Agreement with SVB to, among other things, remove the cash collateral requirement.

On October 14, 2021, we entered into the Antares License Agreement with Antares, pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the FDA, our TLANDO product with respect to TRT in the U.S. The Antares License Agreement also provides Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR. Upon execution of the Antares License Agreement, Antares paid to us an initial payment of $11.0 million. Antares will also make additional payments of $5.0 million to us on each of January 1, 2025 and January 1, 2026, provided that certain conditions are satisfied. We are also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by Antares under the Antares License Agreement. In addition, upon commercialization, we will receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. If Antares exercises its option to license TLANDO XR, we will be entitled to an additional payment of $4.0 million, as well as development milestone payments of up to $35.0 million in the aggregate and tiered royalty payments at rates ranging from percentages in the mid-teens to 20% of net sales of TLANDO XR in the United States. Our ability to realize benefits from the Antares License Agreement, including milestone and royalty payments, is subject to a number of risks. We may not realize milestone or royalty payments in anticipated amounts, or at all.

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

On March 6, 2017, we entered into the Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to the amount we have registered on an effective registration statement pursuant to which the offering is being made. We currently have registered up to $50.0 million for sale under the Sales Agreement, pursuant to our Registration Statement on Form S-3 (File No. 333-250072) (the “Form S-3”), through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cantor uses its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. We pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. We have also provided Cantor with customary indemnification rights.

The shares of our common stock sold under the Sales Agreement are sold and issued pursuant to our Form S-3, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

We are not obligated to make any sales of our common stock under the 2020 Sales Agreement. The offering of our common stock pursuant to the 2020 Sales Agreement will terminate upon the termination of the 2020 Sales Agreement as permitted therein. We and Cantor may each terminate the 2020 Sales Agreement at any time upon ten days’ prior notice.

During the three months ended September 30, 2021, we did not sell any shares of our common stock our current Registration Statement on Form S-3 (File No. 333-250072). As of September 30, 2021, we had $41.2 million available for sale under the Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least September 30, 2022 which include planned and on-going clinical studies for LPCN 1144 and LPCN 1148, future clinical studies for TLANDO XR, LPCN 1154 and LPCN 1107, compliance with regulatory requirements, and satisfaction of our obligations under the settlement agreement with Clarus. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154 and LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least September 30, 2022, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities, either before or after September 30, 2022, to support our operations. If we are unsuccessful in raising additional capital, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154 and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. In addition, we currently have 1,586,959 unissued and unreserved shares available for issuance at September 30, 2021. Without sufficient shares available for issuance, our ability to raise capital through sales of equity, including under the Sales Agreement, is limited. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates, and the potential benefits to us of such arrangements, including the Antares License Agreement. Licensees of our product candidates, including Antares, may not successfully commercialize our products and, as a result, we may not receive anticipated royalty or other payments under such arrangements. Additionally, TLANDO is not eligible for final FDA approval until March 2022 and, therefore, we do not expect to receive any royalty or milestone payments until after such time, if any such payments will be received at all. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(13,405,843)	$(11,619,069)
Cash used in investing activities	(34,057,767)	(1,515,297)
Cash provided by financing activities	27,763,333	16,344,029

Net Cash From Operating Activities

During the nine months ended September 30, 2021 and 2020, net cash used in operating activities was $13.4 million and $11.6 million, respectively.

Net cash used in operating activities during the nine months September 30, 2021 and 2020 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2021 and 2020, we were performing activities related to the LPCN 1144 LiFT Phase 2 paired biopsy clinical study. During 2021, we were also preparing for a future trial with LPCN 1154 and we entered into the Global Agreement with Clarus. During 2020, we were also performing activities around the submission of the TLANDO NDA.

Net Cash From Investing Activities

During the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $34.1 million and $1.5 million, respectively.

Net cash used in investing activities during the nine months ended September 30, 2021 and 2020, was primarily the result of purchasing marketable investment securities, net, of $34.1 million and $1.5 million, respectively. There were no capital expenditures for the nine months ended September 30, 2021 and 2020.

Net Cash From Financing Activities

During the nine months ended September 30, 2021 and 2020 net cash provided by financing activities was $27.8 million and $16.3 million, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2021 was attributable to the net proceeds from the sale of 16,428,571 shares of common stock pursuant to January 2021 Offering resulting in net proceeds of $26.8 million and $3.4 million in proceeds from the sale of 1,811,238 shares of common stock pursuant to the Sales Agreement with Cantor, offset by $2.5 million in debt principal repayments under the SVB Loan and Security Agreement.

Net cash provided by financing activities during the nine months ended September 30, 2020 was attributable to the net proceeds from the sale of 10,084,034 shares of common stock pursuant to the February 2020 Offering resulting in net proceeds of $5.7 million, to $7.7 million in proceeds from the exercise of warrants, $3.9 million in proceeds from the sale of 2,830,000 shares of common stock pursuant to the ATM and $234,000 in loan proceeds under the Payment Protection Program, offset by $1.1 million in debt principal repayments under the SVB Loan and Security Agreement.

Contractual Commitments and Contingencies

Long-Term Debt Obligations and Interest on Debt

On January 5, 2018, we entered into a Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate plus one percent per annum, which interest is payable monthly. The loan matures on June 1, 2022 and we were required to make equal monthly payments of principal and interest for the remaining term of the loan beginning on January 1, 2019 although there was a principal deferment period of six months beginning on April 1, 2020 due to COVID-19. We will also be required to pay the Final Payment Charge at maturity.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 11, 2021.

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

Additionally in January 2018, we entered into the Loan and Security Agreement with SVB for $10.0 million. A one percent increase in the prime rate would result in a $10,000 increase in interest expense, while a one percent decrease in the prime rate would result in a $11,000 decrease in interest expense.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2021.

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

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. However on February 11, 2020, we voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. Clarus answered the complaint and asserted counterclaims of non-infringement and invalidity. We answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and a summary judgment hearing on January 15, 2021. In May 2021, the Court granted Clarus’ motion for Summary Judgment, finding the asserted claims of Lipocine’s U.S. patents 9,034,858; 9,205,057; 9,480,690; and 9,757,390 invalid for failure to satisfy the written description requirement of 35 U.S.C. § 112. Clarus still had remaining claims before the Court. On July 13, 2021, we entered into the Global Agreement with Clarus which resolved all outstanding claims of this litigation as well as the on-going United States Patent and Trademark Office (“USPTO”) Interference No. 106,128 between the parties. Under the terms of the Global Agreement, Lipocine agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022 and $500,000 on July 13, 2023. No future royalties are owing from either party. On July 15, 2021, the Court dismissed with prejudice Lipocine’s claims and Clarus’ counterclaims.

On November 14, 2019, we and certain of our officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We have insurance that covers claims of this nature. The retention amount payable by us under our policy is $1.25 million. We filed a motion to dismiss this class action lawsuit on July 24, 2020. In response, the plaintiffs filed their response to the motion to dismiss the class action lawsuit on September 22, 2020 and we filed our reply to our motion to dismiss on October 22, 2020. A hearing on the motion to dismiss has been scheduled for January 12, 2022. We intend to vigorously defend ourselves against these allegations and have not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

On March 13, 2020, we filed U.S. patent application serial number 16/818,779 (the “Lipocine ‘779 Application”) with the USPTO. On October 16 and November 3, 2020, we filed suggestions for interference with the USPTO requesting that a patent interference be declared between the Lipocine ‘779 Application and US patent application serial number 16/656,178 to Clarus Therapeutics, Inc. (the “Clarus ‘178 Application”). Pursuant to our request, the Patent Trial and Appeal Board (“PTAB”) at the USPTO declared the interference on January 4, 2021 to ultimately determine, as between us and Clarus, who is entitled to the claimed subject matter. The interference number is 106,128, and we were initially declared Senior Party. A conference call with the PTAB was held on January 25, 2021 to discuss proposed motions. On February 1, 2021, the PTAB issued an order authorizing certain motions and setting the schedule for the preliminary motions phase. On July 13, 2021, we entered into the Global Agreement with Clarus to resolve interference No. 106,128 among other items. On July 26, 2021, the PTAB granted our request for adverse judgment in interference No. 106,128 in accordance with the Global Agreement.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021, risk factors discussed in Item 1A of the Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 6, 2021, risk factors discussed in Item 1A of the Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 5, 2021 and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021, from our risk factors included in our Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 6, 2021, and from our risk factors included in our Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 4, 2021.

Risks Relating to Our Business and Industry

We will not be able to successfully commercialize our product candidates without establishing sales, marketing and market access capabilities internally or through collaborators.

We currently do not have a sales, marketing and market access staff. If and when any of our product candidates are commercialized, we may not be able to find suitable sales and marketing staff and collaborators for our product candidates. The outside collaborators we work with, including Antares under the Antares License Agreement with respect to TLANDO, may not be adequate or successful and any collaborators could terminate or materially reduce the effort they direct to our products. The development of collaborations or an internal sales force and marketing, market access and sales capability will require significant capital, management resources and time. The cost of establishing such a sales force may exceed any potential product revenues and our marketing, market access and sales efforts may be unsuccessful. If we are unable to develop an internal marketing, market access and sales capability or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to successfully commercialize our product candidates.

We will need to grow our Company, and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2021, we had 13 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our future growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Dependence on Third Parties

We may enter into collaborations with third parties for the development and commercialization of our drug candidates. If those collaborations, including, without limitation, our license arrangement with Antares for the development and commercialization of TLANDO, are not successful, we may not be able to capitalize on the market potential of these drug candidates and may have to alter our development and commercialization plans for our products.

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154, or LPCN 1107. We have entered into the Antares License Agreement for TLANDO with respect to TRT in the U.S. We intend to continue to develop our product candidates in the United States without a partner although our ability to advance these product candidates will depend on our capital resources. However, in order to commercialize our product candidates in the United States, we have partnered with Antares with respect to TLANDO and we will likely look to establish a partnership or co-promotion arrangement with an established pharmaceutical company that has a sales force, collaborate on the establishment of an internal sales force or build an internal sales force on our own with respect to other product candidates. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our drug candidates. On October 14, 2021, we entered into the Antares License Agreement with Antares, pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the FDA, our TLANDO product with respect to TRT in the U.S. The Antares License Agreement also provides Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR. Consequently, our ability to generate any revenues from TLANDO with respect to TRT in the U.S. depends on our ability to maintain our collaborations with Antares, as well as the efforts of Antares to commercialize TLANDO, once final FDA approval is obtained. We have limited control over the amount and timing of resources that Antares will dedicate to these efforts.

Our ability to generate revenues from this and other collaborative arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our drug candidates, such as our collaborations with Antares, pose numerous risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;

●	collaborators may de-emphasize or not pursue development and commercialization of our drug candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or drug candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;

●	collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;

●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or drug candidates or that result in costly litigation or arbitration that diverts management attention and resources;

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug candidates;

●	collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner or at all; and

●	if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If our license arrangements with Antares, or any future license or collaboration we may enter into, if any, is not successful, our business, financial condition, results of operations, prospects and development and commercialization efforts may be adversely affected. Any termination or expiration of the Antares License Agreement, or any future license or collaboration we may enter into, if any, could adversely affect us financially or harm our business reputation, development and commercialization efforts.

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

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At September 30, 2021, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $645,000. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of September 30, 2021, our executive officers and directors beneficially owned approximately 5.0% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $1.08 and as high as $2.28 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of September 30, 2021, we had an accumulated deficit of $185.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154and LPCN 1107, if initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1144, TLANDO XR, LPCN 1148, LPCN 1154, LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have limited shares available for issuance to raise capital to fund our operations and grant stock-based incentive awards to employees, directors, and consultants. If we are unable to increase the number of shares of common stock available for issuance, our business will be adversely affected.

Currently, we have 100,000,000 authorized shares of common stock. As of September 30, 2021, we had 88,290,650 shares of common stock outstanding. After taking into account the 3,915,790 shares reserved for issuance upon the exercise of outstanding options and 1,934,366 reserved for issuance upon the exercise of outstanding warrants, as of September 30, 2021, we have a limited number of shares available for issuance. If we are not able to increase the number of shares of common stock available for issuance, including, for example, through an amendment to our certificate of incorporation or a reverse stock split, we will have limited shares available for issuance to raise capital to fund our operations, make grants of stock-based incentive awards, or take such other actions requiring available capital stock needed to operate our business. Further delays in securing, or the failure to secure, shareholder approval of such actions, if needed, may prevent us from executing a capital raising transaction, which may have a material adverse effect on our business and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

3.3	Certificate of Increase of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	11/1/2021

4.1	Second Amended and Restated Stockholder Rights Plan	8-K	001-36357	4.1	11/1/2021

10.1*+	License Agreement, dated October 14, 2021, by and between Lipocine Inc. and Antares Pharma, Inc.

10.2*+	Amendment No. 1 to Commercial Manufacturing Services and Supply Agreement between Lipocine Inc. and MW Encap Ltd. dated October 13, 2021

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

+	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: November 10, 2021	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2021	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

