Form 10-Q
period 2022-03-31
Lipocine Inc.
filed 2022-05-09
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2022

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

Outstanding Shares

As of May 6, 2022, the registrant had 88,499,124 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,733,231	$2,950,552
Marketable investment securities	36,266,299	41,667,405
Accrued interest income	120,094	247,253
Prepaid and other current assets	1,377,925	1,514,465

Total current assets	43,497,549	46,379,675

Marketable investment securities	-	2,021,800
Contract asset	4,050,000	4,050,000
Property and equipment, net of accumulated depreciation of $1,145,796 and $1,144,077, respectively	32,289	7,211
Other assets	23,753	23,753

Total assets	$47,603,591	$52,482,439

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$469,887	$1,289,342
Accrued expenses	567,901	1,016,458
Debt - current portion	1,482,165	2,310,825
Litigation settlement liability - current portion	1,000,000	1,000,000

Total current liabilities	3,519,953	5,616,625

Warrant liability	1,173,785	795,796
Litigation settlement liability - non-current portion	500,000	500,000

Total liabilities	5,193,738	6,912,421

Commitments and contingencies (notes 6, 8, 9 and 11)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 88,504,634 and 88,296,360 issued and 88,498,924 and 88,290,650 outstanding	8,850	8,829
Additional paid-in capital	218,663,319	218,286,324
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(67,416)	(18,016)
Accumulated deficit	(176,154,188)	(172,666,407)

Total stockholders’ equity	42,409,853	45,570,018

Total liabilities and stockholders’ equity	$47,603,591	$52,482,439

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues	$-	$-

Operating expenses:
Research and development	1,887,953	1,580,540
General and administrative	1,243,687	1,533,953
Total operating expenses	3,131,640	3,114,493

Operating loss	(3,131,640)	(3,114,493)

Other income (expense):
Interest and investment income	41,576	10,649
Interest expense	(19,529)	(68,973)
Unrealized loss on warrant liability	(377,988)	(195,065)
Total other expense, net	(355,941)	(253,389)

Loss before income tax expense	(3,487,581)	(3,367,882)

Income tax expense	(200)	(200)

Net loss	$(3,487,781)	$(3,368,082)

Basic loss per share attributable to common stock	$(0.04)	$(0.04)

Weighted average common shares outstanding, basic	88,309,628	81,881,392

Diluted loss per share attributable to common stock	$(0.04)	$(0.04)

Weighted average common shares outstanding, diluted	88,309,628	81,881,392

Comprehensive loss:
Net loss	$(3,487,781)	$(3,368,082)
Net unrealized loss on available-for-sale securities	(49,400)	(22,459)

Comprehensive loss	$(3,537,181)	$(3,390,541)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2020	70,036,257	$7,004	5,710	$(40,712)	$87,407,635	$-	$(172,032,008)	$15,341,919

Net loss	-	-	-	-	-	-	(3,368,082)	(3,368,082)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(22,459)	-	(22,459)

Stock-based compensation	-	-	-	-	147,566	-	-	147,566

Option exercises	4,584	-	-	-	6,693	-	-	6,693

Common stock sold through equity offering	16,428,571	1,643	-	-	26,838,814	-	-	26,840,457

Common stock issued for warrant exercises	10,000	1	-	-	4,999	-	-	5,000

Settlement of warrant liability on warrant exercises	-	-	-	-	18,365	-	-	18,365

Common stock sold through ATM offering	1,811,238	181	-	-	3,421,209	-	-	3,421,390

Balances at March 31, 2021	88,290,650	$8,829	5,710	$(40,712)	$117,845,281	$(22,459)	$(175,400,090)	$42,390,849

Balances at December 31, 2021	88,290,650	$8,829	5,710	$(40,712)	$218,286,324	$(18,016)	$(172,666,407)	$45,570,018

Net loss	-	-	-	-	-	-	(3,487,781)	(3,487,781)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(49,400)	-	(49,400)

Stock-based compensation	-	-	-	-	171,028	-	-	171,028

Option exercises	208,274	21	-	-	205,967	-	-	205,988

Balances at March 31, 2022	88,498,924	$8,850	5,710	$(40,712)	$218,663,319	$(67,416)	$(176,154,188)	$42,409,853

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:

Net loss	$(3,487,781)	$(3,368,082)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	1,719	-
Stock-based compensation expense	171,028	147,566
Non-cash interest expense	4,674	18,695
Non-cash loss on change in fair value of warrant liability	377,989	195,065
Amortization of premium on marketable investment securities	51,282	65,290

Changes in operating assets and liabilities:
Accrued interest income	127,159	(135,996)
Prepaid and other current assets	136,540	202,835
Accounts payable	(819,455)	(1,038,876)
Accrued expenses	(448,557)	(148,271)

Cash used in operating activities	(3,885,402)	(4,061,774)

Cash flows from investing activities:

Purchases of property and equipment	(26,797)	-
Purchases of marketable investment securities	(17,906,250)	(34,444,221)
Maturities of marketable investment securities	25,228,474	450,000

Cash provided by (used in) investing activities	7,295,427	(33,994,221)

Cash flows from financing activities:

Debt repayments	(833,334)	(833,333)
Net proceeds from common stock offering	-	26,840,457
Net proceeds from sale of common stock through ATM	-	3,421,390
Proceeds from stock option exercises	205,988	6,693
Net proceeds exercise of warrants	-	5,000
Cash provided by (used in) financing activities	(627,346)	29,440,207

Net increase (decrease) in cash and cash equivalents	2,782,679	(8,615,788)

Cash and cash equivalents and restricted cash at beginning of period	2,950,552	24,217,382

Cash and cash equivalents and restricted cash at end of period	$5,733,231	$15,601,594

Supplemental disclosure of cash flow information:
Interest paid	$14,855	$50,278

Supplemental disclosure of non-cash investing and financing activity:
Settlement of warrant liability on warrant exercises	$-	$18,365
Net unrealized gain or loss on available-for-sale securities	49,400	22,459
Accrued final payment charge on debt	4,674	18,695

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least March 31, 2023 which includes an on-going clinical study for LPCN 1148, compliance with regulatory requirements and on-going litigation activities. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects if additional activities are performed by the Company including clinical studies for LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107 and neuroactive steroids (“NAS”) including LPCN 1544 and LPCN 2101. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2023, the Company will need to raise additional capital at some point through the equity or debt markets or via out-licensing activities, before or after March 31, 2023, to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107, and NAS including LPCN 1154 and LPCN 2101. Conversely, the Company’s capital resources could last longer if it reduces expenses, reduces the number of activities currently contemplated under our operating plan, if it terminates, modifies the design or suspends on-going clinical studies, or if it terminates or settles any on-going litigation activities.

(2) Revenue

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

See Note 8 for a description of the license agreement with Antares Pharma, Inc. See Note 12 for a description of the agreement with Spriaso.

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

Royalties. Royalties revenue consists of sales-based and minimum royalties earned under licenses agreements for our products. Performance obligations under these licenses, which consist of the right to use the Company’s proprietary technology, are satisfied at a point in time corresponding with delivery of the underlying technology rights to the licensee, which is generally upon transfer of the licensed technology/product to the customer. Sales-based royalties revenue represents variable consideration under the license agreements and is recognized in the period a customer sells products incorporating the Company’s licensed technologies/products. The Company estimates sales-based royalties revenue earned but unpaid at each reporting period using information provided by the licensee. The Company’s license arrangements may also provide for minimum royalties, which the Company recognizes upon the satisfaction of the underlying performance obligation, which generally occurs with delivery of the underlying technology rights to the licensee. Sales-based and minimum royalties are generally due within 45 days after the end of each quarter in which they are earned.

Contract Assets

Contract assets consist of minimum royalty revenue earned in relation to the license agreement but not yet payable based on the terms of the contract. The contract asset as of March 31, 2022 is related to the Antares License Agreement.

Revenue Concentration

A major customer is considered to be one that comprises more than 10% of the Company’s total revenues. There was no revenue recognized for either the three months ended March 31, 2022, or March 31, 2021.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Basic loss per share attributable to common stock:
Numerator
Net loss	$(3,487,781)	$(3,368,082)

Denominator
Weighted avg. common shares outstanding	88,309,628	81,881,392

Basic loss per share attributable to common stock	$(0.04)	$(0.04)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(3,487,781)	$(3,368,082)
Denominator
Weighted avg. common shares outstanding	88,309,628	81,881,392

Diluted loss per share attributable to common stock	$(0.04)	$(0.04)

The computation of diluted loss per share for the three months ended March 31, 2022 and 2021 does not include the following stock options and warrants to purchase shares or unvested restricted stock units in the computation of diluted loss per share because these instruments were antidilutive:

	March 31,
	2022	2021
Stock options	4,229,739	3,849,790
Warrants	1,934,366	1,934,366

(4) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of March 31, 2022, and December 31, 2021, were as follows:

March 31, 2022	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$9,525,107	$-	$(44,622)	9,480,485
Corporate bonds, notes and commercial paper	26,808,608	-	(22,794)	26,785,814

	$36,333,715	$-	$(67,416)	$36,266,299

December 31, 2021	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$5,526,122	$-	$(10,202)	$5,515,920
Corporate bonds, notes and commercial paper	38,181,099	-	(7,814)	38,173,285

	$43,707,221	$-	$(18,016)	$43,689,205

Maturities of debt securities classified as available-for-sale securities as of March 31, 2022, are as follows:

March 31, 2022	Amortized Cost	Aggregate fair value
Due within one year	$36,333,715	$36,266,299
Due after one year through two years	-	-
	$36,333,715	$36,266,299

There were no sales of marketable investment securities during the three months ended March 31, 2022, and 2021 and therefore no realized gains or losses. Additionally, $25.2 million and $450,000 of marketable investment securities matured during the three months ended March 31, 2022, and 2021, respectively. The Company determined there were no other-than-temporary impairments for the three months ended March 31, 2022, and 2021.

(5) Fair Value

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair value measurements at reporting date using
	March 31, 2022	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,933,293	$4,933,293	$-	$-
Government treasury bills	9,480,485	9,480,485	-	-
Commercial paper	14,744,099	-	14,744,099	-
Corporate bonds and notes	12,041,715	-	12,041,715	-

	$41,199,592	$14,413,778	$26,785,814	$-
Liabilities:
Warrant liability	$1,173,785	-	-	$1,173,785
	$42,373,377	$14,413,778	$26,785,814	$1,173,785

		Fair value measurements at reporting date using
	December 31, 2021	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,089,751	$2,089,751	$-	$-
Government treasury bills	5,515,920	5,515,920	-	-
Commercial paper	15,385,634	-	15,385,634	-
Corporate bonds and notes	22,787,651	-	22,787,651	-

	$45,778,956	$7,605,671	$38,173,285	$-
Liabilities:
Warrant liability	$795,796	-	-	$795,796
	$46,574,752	$7,605,671	$38,173,285	$795,796

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of March 31, 2022, include (i) volatility of 100%, (ii) risk free interest rate of 2.64%, (iii) strike price of $0.50, (iv) fair value of common stock of $1.38, and (v) expected life of 2.63 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2021, include (i) volatility of 100%, (ii) risk free interest rate of 0.97%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.99, and (v) expected life of 2.88 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2022.

(6) Loan and Security Agreements

Silicon Valley Bank Loan

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bears interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum (4.5% as of March 31, 2022), which interest is payable monthly. Additionally on April 1, 2020, the Company entered into a Deferral Agreement with SVB. Under the Deferral Agreement, principal repayments were deferred by six months and the Company was only required to make monthly interest payments. The loan matures on June 1, 2022. Previously, the Company only made monthly interest payments until December 31, 2018, following which the Company also made equal monthly payments of principal and interest until the signing of the Deferral Agreement. The Company will also be required to pay an additional final payment at maturity equal to $650,000 (the “Final Payment Charge”). The Final Payment Charge will be due on the scheduled maturity date and as of March 31, 2022, approximately $649,000 has been recognized as an increase to the principal balance with a corresponding charge to interest expense with the remaining final payment charge to be recognized over the term of the facility using the effective interest method. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest and the Final Payment Charge).

In connection with the Loan and Security Agreement, the Company granted to SVB a security interest in substantially all of the Company’s assets now owned or hereafter acquired, excluding intellectual property and certain other assets. In addition, as TLANDO was not approved by the United States Food and Drug Administration (“FDA”) prior to May 31, 2018, the Company maintained $5.0 million of cash collateral at SVB as required under the Loan and Security Agreement until such time as TLANDO is approved by the FDA. However, on February 16, 2021, the Company amended the Loan and Security Agreement with SVB to, among other things, remove the financial trigger and financial trigger release event provisions requiring the Company to maintain a minimum cash collateral value and collateral pledge thereof.

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

Future maturities of principal payments on the Loan and Security Agreement as of March 31, 2022, are as follows:

Years Ending December 31,	Amount (in thousands)
2022	$833
Thereafter	—
$833

(7) Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At March 31, 2022 and December 31, 2021, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(8) Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on our licensee’s net sales of TLANDO. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company did not incur any royalties during the three months ended March 31, 2022, and 2021.

(b)	Antares Pharma, Inc.

On October 14, 2021, the Company entered into a license agreement (“License Agreement”) with Antares Pharma, Inc. (“Antares”) pursuant to which the Company granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO® from the U.S. Food and Drug Administration (“FDA”), the Company’s TLANDO product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in NDA No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), in each case within the United States. The Antares License Agreement also provides Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR, the Company’s potential once-daily oral product candidate for testosterone replacement therapy. On April 1, 2022, the Company entered into the First Amendment to the License Agreement (the “Amendment”), pursuant to which the License Agreement was amended to extend the deadline by which Antares shall exercise its option to license TLANDO XR to June 30, 2022. As consideration for the Company agreeing to enter into the Amendment, in April 2022 Antares paid the Company a non-refundable cash fee of $500,000 which will be creditable toward the license fee agreed to in the License Agreement of $4 million. Upon execution of the Antares License Agreement, Antares paid to the Company an initial payment of $11.0 million. Antares will also make additional payments of $5.0 million to the Company on each of January 1, 2025, and January 1, 2026, provided that certain conditions are satisfied. The Company is also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by Antares under the Antares License Agreement. In addition, upon commercialization, the Company will receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. If Antares exercises its option to license TLANDO XR, the Company will be entitled to an additional payment of $3.5 million, as well as development milestone payments of up to $35.0 million in the aggregate and tiered royalty payments at rates ranging from percentages in the mid-teens to 20% of net sales of TLANDO XR in the United States. The Company retains development and commercialization rights in the rest of the world, and with respect to applications outside of the Field inside or outside the United States. Antares will also purchase certain existing inventory of licensed products from the Company, subject to testing and acceptance procedures. Finally, pursuant to the terms of the Antares License Agreement, Antares is generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of licensed products in the Field in the United States, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the United States. The Company did not recognize any revenue under the Antares Licensing Agreement during either the three months ended March 31, 2022, or March 31, 2021.

(c)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $1.0 million and $837,000, respectively, for the three months ended March 31, 2022 and 2021 under these agreements and has recorded these expenses in research and development expenses.

(9) Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2023.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2022 are:

Operating
leases
Quarter ending March 31:
2022	$257,729
2023	57,273

Total minimum lease payments	$315,002

The Company’s rent expense was $84,000 and $83,000 for each of the three months ended March 31, 2022 and 2021, respectively.

(10) Stockholders’ Equity

(a)	Issuance of Common Stock

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

As of March 31, 2022, we had sold an aggregate of 15,023,073 shares at a weighted-average sales price of $2.19 per share under the ATM for aggregate gross proceeds of $32.9 million and net proceeds of $31.7 million, after deducting sales agent commission and discounts and our other offering costs. During the three months ended March 31, 2022, the Company did not sell any shares of our common stock pursuant to the Sales Agreement. During the three months ended March 31, 2021, the Company sold 1,811,238 shares of our common stock pursuant to the Sales Agreement at a weighted-average sales price of $1.95 per share, resulting in net proceeds of approximately $3.4 million under the Sales Agreement, which is net of $112,000 in expenses. As of March 31, 2022, the Company had $41.2 million available for sale under the Sales Agreement.

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

The Company will be entitled to redeem the Rights at $0.001 per Right at any time prior to the time an Acquiring Person becomes such. The terms of the Rights are set forth in the Rights Agreement, which is summarized in the Company’s Current Report on Form 8-K dated November 13, 2015. The rights plan was originally set to expire on November 12, 2018; however, on November 5, 2018 our Board of Directors approved an Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 5, 2021, and again on November 1, 2021, the Company adopted a Second Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 1, 2024, unless the rights are earlier redeemed or exchanged by the Company.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $171,000 and $148,000, respectively, for the three months ended March 31, 2022 and 2021 and is allocated as follows:

	Three Months Ended March 31,
	2022	2021

Research and development	$79,652	$66,887
General and administrative	91,376	80,679

	$171,028	$147,566

The Company issued 332,500 and 310,000 stock options, respectively, during the three months ended March 31, 2022 and 2021.

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

For options granted during the three months ended March 31, 2022 and 2021, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2022	2021
Expected term	5.85 years	5.85 years
Risk-free interest rate	1.41%	0.47%
Expected dividend yield	0.00%	0.00%
Expected volatility	102.43%	100.96%

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

As of March 31, 2022, there was $1.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.23 years and will be adjusted for subsequent changes in estimated forfeitures.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. The 2014 Plan has been amended and restated several times to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 5,721,906 shares are authorized for issuance under the 2014 Plan, with 1,062,651 shares remaining available for grant as of March 31, 2022.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2021	4,551,205	$2.82
Options granted	332,500	1.09
Options exercised	(208,274)	0.99
Options forfeited	(445,692)	1.16
Balance at March 31, 2022	4,229,739	2.94

Options exercisable at March 31, 2022	2,796,497	3.87

The following table summarizes information about stock options outstanding and exercisable at March 31, 2022:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

4,229,739	5.97	$2.94	$666,686	2,796,497	4.30	$3.87	$330,331

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 208,274 and 4,584 stock options exercised during the three months ended March 31, 2022, and March 31, 2021, respectively.

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

As of March 31, 2022, the Company had 1,094,030 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on March 31, 2022, and on December 31, 2021. was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	March 31, 2022	December 31, 2021
Expected life in years	2.63	2.88
Risk-free interest rate	2.64%	0.97%
Dividend yield	—	—
Volatility	100.00%	100.00%
Stock price	$1.38	$0.99

During the three months ended March 31, 2022, and March 31, 2021, the Company recorded a non-cash loss of approximately $378,000 and $195,000, respectively, from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2021	$795,796
Settlement of liability on warrant exercise	-
Change in fair value of common stock warrants	377,989
Balance at March 31, 2022	$1,173,785

Additionally, in the February 2020 Offering, the Company issued 5,042,017 common stock warrants, however, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity. As of March 31, 2022, and March 31, 2021, there were 840,336 warrants outstanding that were issued in conjunction with the February 2020 Offering.

There were no common stock warrants exercised during the three months ended March 31, 2022. During the three months ended March 31, 2021, 10,000 common stock warrants to purchase one share of our common stock were exercised, resulting in proceeds of approximately $5,000 in the three months ended March 31, 2021.

The following table summarizes information about common stock warrants outstanding at March 31, 2022:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,934,366	2.75	$0.51	$1,657,688

(11) Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

On April 2, 2019, the Company filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. However, on February 11, 2020, the Company voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. Clarus answered the complaint and asserted counterclaims of non-infringement and invalidity. The Company answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020, and a summary judgment hearing on January 15, 2021. In May 2021, the Court granted Clarus’ motion for Summary Judgment, finding the asserted claims of Lipocine’s U.S. patents 9,034,858; 9,205,057; 9,480,690; and 9,757,390 invalid for failure to satisfy the written description requirement of 35 U.S.C. § 112. Clarus still had remaining claims before the Court. On July 13, 2021, the Company entered into the Global Agreement with Clarus which resolved all outstanding claims of this litigation as well as the on-going United States Patent and Trademark Office (“USPTO”) Interference No. 106,128 between the parties. Under the terms of the Global Agreement, the Company agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022 and $500,000 on July 13, 2023. On April 29, 2022, the Company agreed to an amendment to Section 3.1 of the Global Agreement, pursuant to which the Company agreed to pay Clarus $1,250,000 in May 2022, with no additional payments required thereafter. No future royalties are owing from either party. On July 15, 2021, the Court dismissed with prejudice the Company’s claims and Clarus’ counterclaims.

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

Beyond Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PM matter, management does not currently believe that any other matter, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

(12) Agreement with Spriaso, LLC

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements from Spriaso for the three months ended March 31, 2022 and 2021, respectively. Additionally, during the three months ended March 31, 2022 and 2021, the Company did not receive any royalty revenue from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(13) Recent Accounting Pronouncements

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

However, in October 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses, Derivatives and Hedging, and Leases: Effective Dates, which deferred the effective date of ASU 2016-13 for certain entities, including those that are eligible to be smaller reporting companies. A company’s determination about whether it is eligible for the deferral is a one-time assessment as of November 15, 2019, based on its most recent determination of its small reporting company eligibility as of the last business day of the most recently completed second quarter. Based on this determination, the Company qualifies as a smaller reporting entity and is therefore eligible for the deferral of adoption of ASU 2016-13, resulting in a new effective date of January 1, 2023. The Company has historically not had credit losses on financial instruments and is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

(14) Subsequent Events

Amendment to Antares License Agreement

The Antares License Agreement provides Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR, the Company’s potential once-daily oral product candidate for testosterone replacement therapy. On April 1, 2022, the Company entered into the First Amendment to the License Agreement (the “Amendment”) with Antares, pursuant to which the License Agreement was amended to extend the deadline by which Antares shall exercise its option to license TLANDO XR to June 30, 2022. As consideration for the Company agreeing to enter into the Amendment, in April 2022 Antares paid the Company a non-refundable cash fee of $500,000 which will be creditable toward the license fee agreed to in the License Agreement of $4 million. If Antares exercises its option to license TLANDO XR, the Company will be entitled to additional upfront payments in 2022 totaling $3.5 million, as well as development milestone payments of up to $35.0 million in the aggregate, and tiered royalty payments at rates ranging from percentages in the mid-teens to 20% of net sales of TLANDO XR in the United States.

Amendment to Global Agreement with Clarus

On April 29, 2022, the Company entered into an amendment to the Global Agreement with Clarus, pursuant to which installment payment provisions and amounts of Section 3.1 of the Global Agreement were amended. The terms of the original Agreement provided for the Company to make two installment payments to Clarus: $1,000,000 on or before the twelve-month anniversary of the Global Agreement, and $500,000 on or before the twenty-four-month anniversary of the Agreement. Under the terms of the amendment, the Company will make one payment of $1,250,000 in May 2022, and no additional payments thereafter. All remaining provisions of the Global Agreement remain unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 9, 2022 as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 9, 2022. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a clinical-stage biopharmaceutical company focused on neuroendocrine and metabolic disorders using our proprietary oral drug delivery technology. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of differentiated innovative product candidates that target high unmet needs for neurological and psychiatric CNS disorders, liver diseases, and hormone supplementation for men and women.

We entered into a license agreement for the development and commercialization our product candidate, TLANDO®, an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”). TLANDO is a registered trademark assigned to Antares. On October 14, 2021, we entered into a license agreement (the “Antares License Agreement”) with Antares Pharma, Inc. (“Antares” or our “Licensee”), pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the United States Food and Drug Administration (“FDA”), the TLANDO product for TRT in the U.S. Any FDA required post-marketing studies will also be the responsibility of our licensee, Antares. On March 28, 2022, Antares received approval from the FDA for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism.

Additional pipeline candidates include: LPCN 1148 comprising a novel prodrug of testosterone, testosterone laurate (“TL”), for the management of decompensated cirrhosis; LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of non-cirrhotic non-alcoholic steatohepatitis (“NASH”) which has completed phase 2 testing; LPCN 1111 (TLANDO® XR), a next generation oral TRT product comprised of testosterone tridecanoate (“TT”) with the potential for once daily dosing which has completed Phase 2 testing; ; LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA; and neuroactive steroids (NAS) including LPCN 1154 for postpartum depression (PPD) and LPCN 2101 for epilepsy.

The following chart summarizes the status of our product candidate development programs:

To date, we have funded our operations primarily through the sale of equity securities, debt and convertible debt and through up-front payments, research funding and royalty and milestone payments from our license and collaboration arrangements. We have not generated any revenues from product sales and we do not expect to generate revenue other than TLANDO royalties and license fees from product sales by Antares unless and until we obtain regulatory approval of our product candidates.

We have incurred losses in most years since our inception. As of March 31, 2022, we had an accumulated deficit of $176.2 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $3.5 million for the three months ended March 31, 2022, compared to $3.4 million for the three months ended March 31, 2021. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

●	conduct further development of our other product candidates, including LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107, LPCN 1154 and LPCN 2101;

●	continue our research efforts;

●	research new products or new uses for our existing products;

●	maintain, expand and protect our intellectual property portfolio; and

●	provide general and administrative support for our operations.

To fund future long-term operations, including the potential commercialization of any of our product candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, the commercial success of TLANDO, regulatory requirements related to our other product development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, our ability to license our products to third parties, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, in amounts sufficient to fund our operations, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

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

Our Product Candidates

Our pipeline of clinical candidates including LPCN 1148, an androgen therapy for the management of cirrhosis, LPCN 1144, an oral androgen therapy for the treatment of non-cirrhotic NASH, LPCN 1111, a next-generation potential once daily oral TRT, LPCN 1107, an oral therapy for the prevention of PTB, and NAS including LPCN 1154 for postpartum depression (PPD) and LPCN 2101 for epilepsy. We will continue to explore other product candidates targeting indications with a significant unmet need.

Our products are based on our proprietary Lip’ral drug delivery technology platform. Lip’ral based TLANDO was approved in March 2022. Lip’ral technology is a patented technology based on lipidic compositions which form an optimal dispersed phase in the gastrointestinal environment for improved absorption of insoluble drugs. The drug loaded dispersed phase presents the solubilized drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving the absorption process and making the drug less dependent on physiological variables such as dilution, gastro-intestinal pH, and food effects for absorption. Lip’ral based formulation enables improved solubilization and higher drug-loading capacity, which can lead to improved bioavailability, reduced dose, faster and more consistent absorption, reduced variability, reduced sensitivity to food effects, improved patient compliance, and targeted lymphatic delivery where appropriate.

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

We are currently conducting a Phase 2 POC study (NCT04874350) in male cirrhotic subjects to evaluate the therapeutic potential of LPCN 1148 for the management of sarcopenia. The ongoing Phase 2 POC study is a prospective, multi-center, randomized, placebo-controlled study in male sarcopenic cirrhotic patients. Subjects will be randomized 1:1 to one of two arms. The treatment arm is an oral dose of LPCN 1148, and the second arm is a matching placebo. The primary endpoint is change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index, rates of breakthrough hepatic encephalopathy, and number of waitlist events, including all-cause mortality. Total treatment is expected to be 52 weeks. We currently expect enrollment in the Phase 2 study to be complete by the end of the third quarter of 2022 and top-line 24-week results by the end of the first quarter of 2023.

Possible outcomes of interest from the Phase 2 study include clinical outcomes such as overall survival and new decompensation events (including hepatic encephalopathy and/or ascites occurrences), rates of survival to transplant, rates of hospitalizations, infections, etc., muscle changes such as muscle mass, body composition, myosteatosis (muscle fat), functional capacity changes such as liver frailty index (LFI), patient reported outcomes (PROs), and biochemical markers including hematocrit for anemia status, albumin, creatinine/kidney function, etc.

Disease Overview – Cirrhosis

There are over 2 million cases of cirrhosis worldwide, with over 500,000 people living with decompensated cirrhosis in the U.S. and nonalcoholic fatty liver disease is the most rapidly increasing indication for liver transplant. 62% of those on the liver transplant (“LT”) waitlist are male. The economic burden (approximately $812,500/transplant) is high and continues to increase. Each year about half of the approximately 17,000 people in U.S. on the LT waitlist undergo transplant, while nearly 3,000 patients either die or are removed from the list because they were “too sick to transplant.”

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

30%
20%
10%
0%
% who died/were delisted
9%
23%
16%
23%
15/164
5/22
10/63
6/26
Not frail
Frail
MELD <18
Not frail
Frail
MELD ≥18

Lai et al. Am J Transplant. 2014 Aug;14(8):1870-9

The presence of frailty is associated with increased waitlist death/delisting

Moreover, it has also been reported, as shown in figure below, that there is a higher incidence of waitlist mortality as the frailty worsened.

Lai et al. J Hepatol. 2020 Sep;73(3):575-581.

Trajectory of liver frailty and mortality

Currently, there are no FDA approved drugs to treat secondary sarcopenia in cirrhosis. We believe we are the only clinical-stage company pursuing decompensation in sarcopenic cirrhotic patients, and no regulatory precedent currently exists for the approval of decompensation or sarcopenia-targeted therapies. We believe LPCN 1148 has the potential to aid the management of decompensation events in male sarcopenic cirrhotic patients through the following possible mechanisms of action: myo-augmentation (impact muscle mass and/or quality and/or function) via myostatin inhibition, myosteatosis reduction, anti-catabolic effect, changes in body composition (increase lean mass and/or reduce fat mass) and slowing muscle autophagy; inducing hepato-effective actions with improved key liver injury markers; increase protein synthesis; improve anemia, induce immunomodulation with improvement of immuno-dysregulation, and lower infection rates; anti-inflammatory/antioxidant effects by lowering undesirable cytokines such as IL-1, IL-6, and TNF-α; and improve mitochondrial function.(1)

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

Additionally, subjects have access to LPCN 1144 through an open label extension (“OLE”) study. The extension study will enable the collection of additional data on LPCN 1144 for up to a total of 72 weeks of therapy, as well as data for 36 weeks of therapy for those subjects on placebo in the LiFT study. The OLE has been completed and we expect topline results from the study in May 2022.

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

Positive effects in appendicular lean mass and whole-body fat mass, an indicator of overall tissue quality, based on dual-energy X-ray absorptiometry scans, were noted in both LPCN 1144 treatment arms.

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

We had a written only response from FDA for a LPCN 1144 Type C meeting with the FDA in January 2022 to discuss the development path forward with LPCN 1144. The FDA acknowledged that the NDA submission of LPCN 1144 would be via 505(b)2 regulatory pathway and agreed that no additional non-clinical studies are needed to support an NDA submission. The FDA recommended to request an end-of-phase 2 (EOP2) meeting. The FDA acknowledged that in the LiFT study subjects achieved improvements in key components associated with NASH histopathology after 36-weeks of treatment with LPCN 1144 in adult males and agreed that the proposed multicomponent primary surrogate endpoint is acceptable for seeking approval under the accelerated approval pathway. The FDA also recommended either conducting a separate dose–ranging study prior to phase 3 or evaluating multiple doses in phase 3. The FDA agreed that the proposed primary multicomponent surrogate endpoint, NASH resolution with no worsening of fibrosis, is acceptable for seeking approval under the accelerated approval pathway and the FDA recommended a phase 3 trial with a study duration of 72 weeks. The FDA has requested that Lipocine submit an updated Phase 3 protocol for FDA feedback on the study design and we have requested an EOP2 meeting to discuss the phase 3 and confirmatory trial designs.

We are exploring the possibility of licensing LPCN 1144 to a third party, although no licensing agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on acceptable terms.

TLANDO: An Oral Product Candidate for Testosterone Replacement Therapy

As previously described, under the Antares License Agreement, we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the FDA, our TLANDO product for TRT in the U.S. On December 8, 2020, the FDA provided tentative approval for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. The FDA provided final approval of TLANDO on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of our licensee, Antares.

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

Under the Pediatric Research Equity Act (“PREA”), since TLANDO received full FDA approval, under the Antares Licensing Agreement, Antares will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA may also require certain post-marketing studies to be conducted which will also be the responsibility of our licensee, Antares.

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

We are exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the United States, although no licensing agreement has been entered into by the Company. If and when an agreement is made with a partner, such arrangement would likely be contingent upon obtaining acceptable cost of goods by securing an agreement with a new manufacturer in addition to obtaining local regulatory approval. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

In February 2018 we had a meeting with the FDA to discuss these pre-clinical results and to discuss the Phase 3 clinical study and path forward for LPCN 1111. Based on the results of the FDA meeting and additional pre-clinical studies conducted after the FDA meeting, we have proposed a Phase 3 protocol for LPCN 1111 and have solicited FDA feedback. Based on initial FDA feedback, we expect the Phase 3 clinical trial design to follow the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines and we expect the trial will include at least a three-month efficacy treatment period and a one-year safety component for approximately 100 subjects. We are currently seeking further clarification from FDA with respect to the total subject LPCN 1111 exposure information needed for an NDA filing. We continue to refine the Phase 3 protocol and plan to request FDA approval of the protocol once it is finalized. Additionally, the FDA previously requested that a food effect and a phlebotomy study be completed, and that ambulatory blood pressure monitoring (“ABPM”) be included as part of the Phase 3 clinical study. We are currently transferring the manufacturing of LPCN 1111 to a third-party contract manufacturer and scaling up the formulation after which we anticipate the next steps in developing LPCN 1111 may be to conduct a food effect/phlebotomy study with LPCN 1111. Under the terms of the Antares License Agreement, Antares has been granted an option to license LPCN 1111, exercisable on or before March 31, 2022, for further development and, should LPCN 1111 receive FDA approval, commercialization. On April 1, 2022, the Company entered into the First Amendment to the License Agreement (the “Amendment”), pursuant to which the License Agreement was amended to extend the deadline by which Antares shall exercise its option to license LPCN 1111 to June 30, 2022. As consideration for the Company agreeing to enter into the Amendment, Antares paid the Company a non-refundable cash fee of $500,000 in April 2022.If Antares exercises its option to license LPCN 1111, we will be entitled to an additional payment of $3.5 million, as well as development milestone payments of up to $35.0 million in the aggregate and tiered royalty payments at rates ranging from percentages in the mid-teens to 20% of net sales of LPCN 1111 in the United States. We are currently in the process of scaling up manufacturing production of clinical supplies for a Phase 3 clinical trial.

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

LPCN 1154: Product Candidate for PPD

We are currently evaluating LPCN 1154 comprising an endogenous NAS for PPD. FDA has cleared LPCN 1154 IND (investigational new drug) application to conduct a phase 2 study in PPD. We have completed a PK study with LPCN 1154 post oral administration in which we believe clinically relevant levels of the active were observed. We are currently conducting a food effect PK study.

PPD

PPD (Postpartum depression), a type of major depressive disorder with onset either during pregnancy or within four weeks of delivery, refers to depression persisting up to 12 months after childbirth. PPD can be clinically segmented by the severity of symptoms and presence of a comorbidity, including epilepsy. Approximately 1 in 9 mothers suffers from PPD in the United States alone; this equates to approximately 500,000 women being affected by PPD annually.

Disease Overview - PPD

●	PPD is distinct from the “baby blues,” a condition that affects up to 70% of all new mother’s experience; “baby blues” tend to be short-lived emotional conditions that do not interfere with daily activities.

●	Symptoms of PPD include hallmarks of major depression, including, but not limited to, sadness, depressed mood, loss of interest, change in appetite, insomnia, sleeping too much, fatigue, difficulty thinking/concentrating, excessive crying, fear of harming the baby/oneself, and/or thoughts of death or suicide.

●	During pregnancy, levels of endogenous NAS increase considerably along with levels of progesterone; however, they drop sharply postpartum. It has been hypothesized that the rapid perinatal decrease in circulating levels of endogenous NASs may be involved in the development of PPD. The first and only approved treatment option for PPD is an injectable containing endogenous NAS.

●	Depression may persist long after child delivery. Additionally, approximately 40% of women relapse in subsequent pregnancies or on other occasions.

●	Psychiatric comorbidities are common in patients with epilepsy. Patients with epilepsy are at high risk for major depressive disorders and PPD. Reported PPD rates are higher among women with epilepsy than the general population.

Associated Risk Factors

●	Genetic: family history and/or previous experience of depression or other mood disorders

●	Physiological: rapid changes in sex hormones, stress hormones, and thyroid hormone levels during and after delivery

●	Environmental: stressful life events, changes in relationships at home and at work, and/or lack of familial support

Unmet medical need

Approximately, 1 in 9 mothers suffer from PPD in the United States alone, which equates to approximately 500,000 women affected by PPD annually. We believe there is considerable unmet need within women with PPD due to lack of convenient and fast-acting oral therapies. Selective Serotonin Reuptake Inhibitors (SSRIs) have been the traditional first-line choice for women with severe PPD requiring weeks for onset of efficacy; therefore, a need for a faster onset of action remains a significant unmet need in treating PPD, especially in women with epilepsy risk wherein psychiatric comorbidity is common and PPD rates are higher than the general population.

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

Disease Overview - Epilepsy

Epilepsy is defined by the 1) occurrence of at least two unprovoked seizures more than 24 hours apart, 2) occurrence of one unprovoked seizure and a probability of further seizures occurring over the next 10 years, and/or 3) diagnosis of an epilepsy syndrome. Patients with epilepsy are more likely to be comorbid with other conditions, including depression and anxiety.

Patients with epilepsy have increased risk of mortality due to direct effects of seizures (e.g., status epilepticus, car accidents) and indirect effects of seizures (e.g., suicide, cardiovascular effects.)

Epilepsy is a disorder of the brain that causes seizures, affecting the physical, mental, and social well-being of persons, and is associated with a 2 to 3 times greater mortality rate compared with the general population. About 60-65% of epilepsy is idiopathic and about 30% of patients are refractory (i.e., epilepsy not well managed with currently available antiepileptic drugs (“AEDs”)). Epilepsy is the most common neurological disorder during pregnancy.

It is estimated that approximately 900,000 CB age women suffers from active epilepsy in the U.S. Women of CB age with epilepsy face many additional challenges due to hormonal influences on seizure activity and endocrine function throughout the different phases of their reproductive cycles. Elevated estrogen or decreased progesterone levels can exacerbate seizure frequency. Often, these women experience hormonal and endogenous NAS imbalances, coupled with fluctuations in the blood levels of AEDs that impact control of seizures, efficacy of oral contraceptives, any coexisting anxiety and/or depression and any associated sleep impairment. Epileptic patients are 5-20 times more likely to develop depression.

Clinical segmentation can be categorized by epilepsy type, comorbidities and patient subgroups. Categorization of focal epilepsy, generalized epilepsy, combined focal and generalized epilepsy, and unknown epilepsy can guide the choice of AED. Special patient subgroups, including WWE of CB age and elderly patients, require special care and management of epilepsy. Comorbidities such as depression and anxiety may be co-treated with therapies that do not aggravate seizures and have no drug interaction with the AED used for epilepsy. While lowest effective dose and monotherapy are preferred, management of patients with epilepsy is focused on controlling seizures, avoiding adverse events, and maintaining quality of life. Despite a wide range of AEDs available, about 30 % of all people with epilepsy still fail to respond to treatment effectively. Women with epilepsy face specific challenges throughout their lifespan because of seizures, AEDs, and hormonal fluctuations.

Women with epilepsy were once counseled to avoid pregnancy, but epilepsy is no longer considered a contraindication to pregnancy. Caregivers for WWE in the preconception phase either intending to start a family (planning pregnancy) or using contraception to prevent an unplanned pregnancy face significant challenges to balance seizure control efficacy with the selection and dosage of AEDs and AED-related risks such as, among other risks, fetal-neonatal toxicity, contraception failure, and psychiatric side effects.

Several AEDs are known to have teratogenic effects on the developing fetus (converging evidence from registry studies indicates that teratogenic risks are highest with valproate, followed by carbamazepine and topiramate). Other commonly prescribed AEDs, including older generation agents, such as phenobarbital and phenytoin, have been associated with higher risks as compared with lamotrigine, levetiracetam, clonazepam and gabapentin (Vajda et al., 2014; Voinescu and Pennell, 2015). Moreover, risks associated with AEDs is considerable early in pregnancy; therefore, it is necessary that WWE of CB age undergo counselling, monitoring, and adjustment to the most appropriate AED prior to becoming pregnant. It is preferable WWE of CB age discuss seizure control with their doctor for at least 6 months before conception and, if possible, cease AED therapy or use the lowest effective dose of a single anticonvulsant according to the type of epilepsy and the fetal toxicity of the AED. Anxiety, depression, lack of adherence to AED, and/or contraception failure may be experienced by women who are worried about unplanned pregnancy or are late in confirming pregnancy, planned or unplanned. AEDs can reduce the efficacy of oral contraceptives, compounding this problem.

Complex, multidirectional interactions between female hormones, seizures, and AEDs exist. Most hormones act as NAS and can thus modulate brain excitability. Any changes in endogenous or exogenous hormone levels can affect the occurrence of seizures, either directly or via PK interactions that modify the plasma levels of AEDs (Harden, 2008). The PK interactions between oral contraceptives and AEDs are bidirectional (Johnston and Crawford, 2014). The efficacy of hormonal contraception may be diminished for women taking CYP-P450 enzyme inducing AEDs. Epilepsy is not a medical condition in which contraceptives are contraindicated. Contraceptive failure, possibly related to AEDs, may be responsible for up to one in four unplanned pregnancies in WWE (-12.5% of all WWE pregnancies), vs a rate of 1% in healthy women.

Unmet need to treat WWE in CB age

It is estimated that approximately 900,000 CB age women suffer from active epilepsy in the U.S. Women of CB age with epilepsy face many additional challenges such as hormonal influences on seizure activity and endocrine function throughout the different phases of their reproductive cycles, and approximately 30% of patients with epilepsy cannot be efficiently controlled with available AEDs making consideration of newer pharmacological treatment development options important.

Managing uncontrolled seizures in WWE of CB age is the primary aim during preconception, pregnancy, and postpartum phases. Therefore, uncompromised AED efficacy with acceptable variability and less or no drug-drug interactions achieved with lowest possible monotherapy dose to address fetal toxicity concerns, remain highly unmet needs. Moreover, control of seizures including prevention of breakthrough seizures is critical when planning for pregnancy and also during pregnancy, as it can also lead to undesired falls or auto-accidents and compromise freedom to drive.

Select AEDs have the potential to induce contraception failures, reproductive hormone imbalance, anxiety, and depression. There remains an unmet need for an AED without the aforementioned downsides, with no to low fetal-neonatal toxicity and without any breast-feeding concerns as well as potential to treat associated comorbidities.

While over 30 molecules have been approved for the treatment of epilepsy in the U.S., no epilepsy drug has been specifically approved for WWE of CB age. We believe our endogenous NASs as GABAA PAMs, while targeting the goal of seizure control, also have the potential for additional benefits in psychiatric disorders comorbidities (e.g., anxiety and/or depression), and sleep impairment. Moreover, these oral endogenous NAS could potentially address some of the fetal toxicity concerns related to unplanned or planned pregnancy in WWE. (2)

(2)	Ref: S.Bangar et al. Functional Neurology 2016; 31(3): 127-134; Reimers et al. Seizure. 2015 May;28:66-70.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to generate revenue other than TLANDO royalties and licensing fees until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through March 31, 2022, we have generated $44.2 million in revenue under our various license and collaboration arrangements and from government grants. We may never generate revenues from any of our clinical or preclinical development programs other than TLANDO as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $132.5 million in research and development expenses through March 31, 2022.

We expect to continue to incur significant costs as we develop our other product candidates, including the ongoing Phase 2 POC study in male cirrhotic subjects with LPCN 1148.

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

A change of outcome for any of these variables with respect to the development of our product development candidates could mean a substantial change in the costs and timing associated with these efforts, could require us to raise additional capital, and may require us to reduce operations.

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1148, LPCN 1144, LPCN 1111 (TLANDO XR), LPCN 1107, LPCN 1154, LPCN 2101, and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1148, LPCN 1111, LPCN 1144, LPCN 1107, NAS including LPCN 1154 and LPCN 2101, or other product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the preclinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities.

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2022	2021
External service provider costs:
LPCN 1148	$431,170	$-
LPCN 1154	254,247	7,430
LPCN 1111	152,329	-
LPCN 1144	84,549	763,230
LPCN 1107	42,161	1,000
TLANDO	-	86,724
Total external service provider costs	964,456	858,384
Internal personnel costs	694,721	570,266
Other research and development costs	228,776	151,890
Total research and development	$1,887,953	$1,580,540

We expect research and development expenses to increase in the future as we complete on-going clinical studies, including the Phase 2 POC study in male cirrhotic subjects with LPCN 1148, as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with our product candidates and Phase 3 clinical studies with LPCN 1144, LPCN 1111, and LPCN 1107. However, if we are unable to raise additional capital, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, and support functions. Other general and administrative expenses include rent and utilities, travel expenses, professional fees for auditing, tax and legal services.

General and administrative expenses also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims, including our on-going patent interference and patent infringement lawsuits against Clarus.

We expect that general and administrative expenses will increase in the future as we mature as a public company including legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. If we are unable to raise additional capital, we may need to reduce general and administrative expenses in order to extend our ability to continue as a going concern.

Other Expense (Income)

Other expense (income) consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities and interest expense incurred on our outstanding Loan and Security Agreement and losses (gains) on our warrant liability.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Variance
Research and development expenses	$1,887,953	$1,580,540	$307,413
General and administrative expenses	1,243,687	1,533,953	(290,266)
Interest and investment income	41,576	10,649	30,927
Interest expense	19,529	68,973	(49,444)
Unrealized loss on warrant liability	377,988	195,065	182,923
Income tax expense	200	200	-

Research and Development Expenses

The increase in research and development expenses during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 consisted of $431,000 in contract research organization expense related to our ongoing Phase 2 clinical study for LPCN 1148, an increase of $288,000 for PK and food effect studies for LPCN 1107 and LPCN 1154, an increase of $152,000 in manufacturing scale up for LPCN 1111, an increase of $125,000 in personnel expenses and an increase of $77,000 in other R&D costs. These increases were offset by a decrease of $679,000 in contract research organization expense and outside consulting costs related to the completion of our LPCN 1144 LiFT Phase 2 clinical study in NASH subjects and a decrease of $87,000 in costs associated with TLANDO.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended March 31, 2022 was primarily due to a $474,000 decrease in legal costs due to less activity in 2022 as compared to 2021 with the July 2021 settlement of the lawsuit filed against Clarus Therapeutics Inc. for patent infringement and a decrease of $22,000 in personnel costs. These decreases were offset by an increase of $65,000 in professional fees related to the recruitment of additional directors to our Board, a $64,0000 increase in various consulting services, an increase of $35,000 for proxy solicitation services, $26,000 increase in corporate insurance expenses, and a $16,000 decrease in other general and administrative costs.

Interest and Investment Income

The increase in interest and investment income during the three months ended March 31, 2022 was due to higher interest rates in 2022 compared to 2021.

Interest Expense

The decrease in interest expense during the three months ended March 31, 2022, was due to a decrease in interest expense on our Loan and Security Agreement with SVB as a result of lower principal balances in 2022 compared to 2021.

Loss on Warrant Liability

We recorded a loss of $378,000 and $195,000, respectively, on warrant liability during the three months ended March 31, 2022, and 2021 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The loss in 2022 and 2021 was mainly attributable to an increase in the value of warrants outstanding as of March 31, as compared to December 31, in both 2022 and 2021 due to an increase in our stock price. There were zero and 10,000 common stock warrants from the November 2019 Offering exercised during the three months ended March 31, 2022, and March 31, 2021, respectively. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance clinical development of LPCN 1148, LPCN 1111, LPCN 1144, LPCN 1107, NAS including LPCN 1154 and LPCN 2101, and any other product candidate, including continued research efforts.

As of March 31, 2022, we had $42.0 million of unrestricted cash, cash equivalents and marketable investment securities compared to $46.6 million at December 31, 2021.

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

We did not sell any shares of our common stock pursuant to the Sales Agreement during the three months ended March 31, 2022. During the three months ended March 31, 2021, we sold 1,811,238 shares of our common stock resulting in net proceeds of approximately $3.4 million under the Sales Agreement which is net of $112,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs. As of March 31, 2022, we had $41.2 million available for sale under the Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2023 which includes an on-going clinical study for LPCN 1148, research and development activities and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 1111, LPCN 1144, LPCN 1107 and NASs. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2023, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2023, to support our operations. If we are unsuccessful in raising additional capital, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1111, LPCN 1144, LPCN 1107 and NASs including LPCN 1154 and LPCN 2101. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies or intellectual property litigation, or if we terminate or settle any on-going litigation activities. We can raise capital pursuant to the Sales Agreement when not restricted due to terms of previous financings but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. In addition, as of March 31, 2022, we have 5,223,779 unissued and unreserved shares available for issuance. Without sufficient shares available for issuance, our ability to raise capital through sales of equity, including under the Sales Agreement, is limited. While we are seeking shareholder approval of an amendment to our Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock, there is no guarantee that we will obtain such approval. We rely on our authorized but unissued shares of common stock to raise capital from time to time to fund the development of our pipeline and advance product candidates to stages that allow for out licensing, allow us to remain independent and maintain business flexibility, and create value for our shareholders. Without sufficient authorized but unissued shares of common stock, we will be limited in our ability to raise capital, which could have an adverse impact on our liquidity and ability to operate our business. If we are unable to effectively raise capital, including through the sale of capital stock or other equity securities, our business and financial condition will be adversely affected. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are also numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities for all of our product candidates, including LPCN 1148, LPCN 1111, LPCN 1144, LPCN 1107 and neuroactive steroids including LPCN 1154 and LPCN 2101;

●	the cost of manufacturing clinical supplies and establishing commercial supplies of our product candidates and any products that we may develop;

●	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing and outcomes of regulatory approvals;

●	the timing, receipt and amount of sales, profit sharing, milestones or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

●	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(3,885,402)	$(4,061,774)
Cash provided by (used in) investing	7,295,427	(33,994,221)
Cash provided by financing activities	(627,346)	29,440,207

Net Cash From Operating Activities

During the three months ended March 31, 2022, and 2021, net cash used in operating activities was $3.9 million and $4.1 million, respectively.

Net cash used in operating activities during the three months ended March 31, 2022, and 2021 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2022 we performed activities related mainly to the following: Phase 2 POC study in male cirrhotic subjects with LPCN 1148, PK and food effect studies with LPCN 1154 and LPCN 1107, and manufacturing scale up with LPCN 1111. During 2021 we primarily performed activities related to the LPCN 1144 LiFT Phase 2 paired biopsy clinical study.

Net Cash From Investing Activities

During the three months ended March 31, 2022, net cash provided by investing activities was $7.3 million compared to net cash used in investing activities of $34.0 million during the three months ended March 31, 2021.

Net cash provided by investing activities during the three months ended March 31, 2022, was primarily the result of the net maturities of marketable investment securities of $7.3 million. Net cash used in investing activities during the three months ended March 31, 2021 was primarily the result of purchasing marketable investment securities, net, of $34.4 million. There were $27,000 in capital expenditures during the three months ended March 31, 2022, and no capital expenditures during the three months ended March 31, 2021.

Net Cash From Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities was $627,000 and during the three months ended March 31, 2021, net cash provided by financing activities was $29.4 million.

Net cash used in financing activities during the three months ended March 31, 2022, was due to $833,000 in debt principal repayments under the SVB Loan and Security Agreement, offset by $206,000 cash provided by proceeds from stock option exercises. Net cash provided by financing activities during the three months ended March 31, 2021, was attributable to the net proceeds from the sale of 16,428,571 shares of common stock pursuant to January 2021 Offering resulting in net proceeds of $26.8 million and $3.4 million in proceeds from the sale of 1,811,238 shares of common stock pursuant to the ATM, offset by $833,000 in debt principal repayments.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 9, 2022.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of March 31, 2022.

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

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. However, on February 11, 2020, we voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. Clarus answered the complaint and asserted counterclaims of non-infringement and invalidity. We answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020, and a summary judgment hearing on January 15, 2021. In May 2021, the Court granted Clarus’ motion for summary judgment, finding the asserted claims of Lipocine’s U.S. patents 9,034,858; 9,205,057; 9,480,690; and 9,757,390 invalid for failure to satisfy the written description requirement of 35 U.S.C. § 112. Clarus still had remaining claims before the Court. On July 13, 2021, we entered into the Global Agreement with Clarus which resolved all outstanding claims of this litigation as well as the on-going United States Patent and Trademark Office (“USPTO”) Interference No. 106,128 between the parties. Under the terms of the Global Agreement, Lipocine agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022, and $500,000 on July 13, 2023. On April 29, 2022, the Company agreed to an amendment to Section 3.1 of the Global Agreement, pursuant to which the Company agreed to pay Clarus $1,250,000 in May 2022, with no additional payments required thereafter. No future royalties are owing from either party. On July 15, 2021, the Court dismissed with prejudice Lipocine’s claims and Clarus’ counterclaims.

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

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022, and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022:

Risks Relating to Our Business and Industry

We will need to grow our Company, and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2022, we had 13 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our future growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. On March 31, 2022, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $1.2 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of March 31, 2022, our executive officers and directors beneficially owned approximately 4.7% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $0.89 and as high as $1.85 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1144, LPCN 1148 and LPCN 1154. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of March 31, 2022, we had an accumulated deficit of $176.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1148, LPCN 1111, LPCN 1144, LPCN 1107, and NAS if initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1148, LPCN 1111, LPCN 1144, LPCN 1107, NAS and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have limited shares available for issuance to raise capital to fund our operations and grant stock-based incentive awards to employees, directors, and consultants. If we are unable to increase the number of shares of common stock available for issuance, our business will be adversely affected.

Currently, we have 100,000,000 authorized shares of common stock. As of March 31, 2022, we had 88,498,924 shares of common stock outstanding. After taking into account the 6,164,105 shares reserved for issuance upon the exercise of outstanding options and shares reserved for exercise of outstanding warrants as of March 31, 2022, we have a limited number of shares available for issuance. We expect, from time to time, to raise capital to fund the development of our pipeline and advance product candidates to stages that allow for approval and commercialization, including out licensing. Without sufficient shares available for issuance, our ability to raise capital through sales of equity is limited. If we are not able to increase the number of shares of common stock available for issuance, we will have limited shares available for issuance to raise capital to fund our operations, make grants of stock-based incentive awards, or take such other actions requiring available capital stock needed to operate our business. While we are seeking shareholder approval of an amendment to our Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock, there is no guarantee that we will obtain such approval. An increase in the number of authorized shares is key to execute our long-term strategy as we expect, from time to time, to raise capital to fund the advancement of our product candidates to stages that allow for out licensing, allow us to remain independent and maintain business flexibility, and create value for our shareholders If we are unable to obtain shareholder approval of the proposed amendment, our ability to raise capital will be adversely affected. Further delays in securing, or the failure to secure, shareholder approval of an increase in authorized shares will prevent us from executing a capital raising transaction, which may have a material adverse effect on our liquidity and ability to operate our business. If we are unable to effectively raise capital, including the sale of capital stock or other equity securities, our business and financial condition will be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.1*+	First Amendment to License Agreement, dated October 14, 2021, made by and among Lipocine Inc., and Antares Pharma, Inc.

10.2**	Principal Accounting Officer Employment Agreement, dated March 7, 2022, by and between Lipocine Inc. and Krista Fogarty.	8-K/A	001-36357	10.1	3/7/2022

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Management contract or compensation plan or arrangement

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission

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

Lipocine Inc.
(Registrant)

Dated: May 9, 2022	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2022	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

