Form 10-Q
period 2022-06-30
Lipocine Inc.
filed 2022-08-08
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _________.

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

Outstanding Shares

As of August 3, 2022, the registrant had 88,510,791 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$4,981,193	$2,950,552
Marketable investment securities	32,414,473	41,667,405
Accrued interest income	80,411	247,253
Prepaid and other current assets	603,546	1,514,465
Total current assets	38,079,623	46,379,675

Marketable investment securities	-	2,021,800
Contract asset	4,050,000	4,050,000
Property and equipment, net of accumulated depreciation of $1,148,374 and $1,144,077	40,013	7,211
Other assets	23,753	23,753

Total assets	$42,193,389	$52,482,439

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$814,004	$1,289,342
Accrued expenses	899,301	1,016,458
Debt - current portion	-	2,310,825
Litigation settlement liability - current portion	-	1,000,000

Total current liabilities	1,713,305	5,616,625

Warrant liability	590,339	795,796
Litigation settlement liability - non-current portion	-	500,000

Total liabilities	2,303,644	6,912,421

Commitments and contingencies (notes 6, 8, 9 and 11)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 88,504,834 and 88,296,360 issued and 88,499,124 and 88,290,650 outstanding	8,850	8,829
Additional paid-in capital	218,792,479	218,286,324
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(84,907)	(18,016)
Accumulated deficit	(178,785,965)	(172,666,407)

Total stockholders’ equity	39,889,745	45,570,018

Total liabilities and stockholders’ equity	$42,193,389	$52,482,439

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:	$500,000	$-	$500,000	$-

Operating expenses:
Research and development	2,898,012	1,464,687	4,785,965	3,045,228
General and administrative	1,129,519	1,525,592	2,373,205	3,059,544
Total operating expenses	4,027,531	2,990,279	7,159,170	6,104,772

Operating loss	(3,527,531)	(2,990,279)	(6,659,170)	(6,104,772)

Other income (expense):
Interest and investment income	69,877	17,344	111,453	27,993
Interest expense	(7,568)	(57,428)	(27,098)	(126,401)
Unrealized gain on warrant liability	583,445	221,322	205,457	26,257
Gain (loss) litigation settlement liability	250,000	(4,000,000)	250,000	(4,000,000)
Total other income (expense), net	895,754	(3,818,762)	539,812	(4,072,151)

Loss before income tax expense	(2,631,777)	(6,809,041)	(6,119,358)	(10,176,923)

Income tax expense	-	-	(200)	(200)

Net loss	$(2,631,777)	$(6,809,041)	$(6,119,558)	$(10,177,123)

Basic loss per share attributable to common stock	$(0.03)	$(0.08)	$(0.07)	$(0.12)

Weighted average common shares outstanding, basic	88,499,067	88,290,650	88,404,999	85,556,110
Diluted loss per share attributable to common stock	$(0.04)	$(0.08)	$(0.07)	$(0.12)

Weighted average common shares outstanding, diluted	88,998,515	88,998,292	88,987,800	86,294,935

Comprehensive loss:
Net loss	$(2,631,777)	$(6,809,041)	$(6,119,558)	$(10,177,123)
Net unrealized gain (loss) on available-for-sale securities	(17,491)	22,273	(66,891)	(186)

Comprehensive loss	$(2,649,268)	$(6,786,768)	$(6,186,449)	$(10,177,309)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at March 31, 2021	88,290,650	$8,830	5,710	$(40,712)	$217,845,280	$(22,459)	$(175,400,090)	$42,390,849

Net loss	-	-	-	-	-	-	(6,809,041)	(6,809,041)

Unrealized net gain on marketable investment securities	-	-	-	-	-	22,273	-	22,273

Stock-based compensation	-	-	-	-	146,747	-	-	146,747

Costs associated with ATM offering	-	-	-	-	(5,275)	-	-	(5,275)

Balances at June 30, 2021	88,290,650	$8,830	5,710	$(40,712)	$217,986,752	$(186)	$(182,209,131)	$35,745,553

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2020	70,036,257	$7,005	5,710	$(40,712)	$187,407,634	$-	$(172,032,008)	$15,341,919

Net loss	-	-	-	-	-	-	(10,177,123)	(10,177,123)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(186)	-	(186)

Stock-based compensation	-	-	-	-	294,313	-	-	294,313

Option exercises	4,584	-	-	-	6,693	-	-	6,693

Common stock sold through equity offering	16,428,571	1,643	-	-	26,838,814	-	-	26,840,457

Common stock issued for warrant exercises	10,000	1	-	-	4,999	-	-	5,000

Settlement of warrant liability on warrant exercises	-	-	-	-	18,365	-	-	18,365

Common stock sold through ATM offering	1,811,238	181	-	-	3,415,934	-	-	3,416,115

Balances at June 30, 2021	88,290,650	$8,830	5,710	$(40,712)	$217,986,752	$(186)	$(182,209,131)	$35,745,553

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at March 31, 2022	88,498,924	$8,850	5,710	$(40,712)	$218,663,319	$(67,416)	$(176,154,188)	$42,409,853

Net loss	-	-	-	-	-	-	(2,631,777)	(2,631,777)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(17,491)		(17,491)

Stock-based compensation	-	-	-	-	139,569	-	-	139,569

Option Exercises	200	-	-	-	91	-	-	91

Costs associated with ATM offering	-	-	-	-	(10,500)	-	-	(10,500)

Balances at June 30, 2022	88,499,124	$8,850	5,710	$(40,712)	$218,792,479	$(84,907)	$(178,785,965)	$39,889,745

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2021	88,290,650	$8,829	5,710	$(40,712)	$218,286,324	$(18,016)	$(172,666,407)	$45,570,018

Net loss	-	-	-	-	-	-	(6,119,558)	(6,119,558)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(66,891)	-	(66,891)

Stock-based compensation	-	-	-	-	310,597	-	-	310,597

Option exercises	208,474	21	-	-	206,058	-	-	206,079

Costs associated with ATM offering	-	-	-	-	(10,500)	-	-	(10,500)

Balances at June 30, 2022	88,499,124	$8,850	5,710	$(40,712)	$218,792,479	$(84,907)	$(178,785,965)	$39,889,745

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:

Net loss	$(6,119,558)	$(10,177,123)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	4,297	-
Stock-based compensation expense	310,597	294,313
Non-cash interest expense	5,842	33,886
Non-cash gain on change in fair value of warrant liability	(205,457)	(26,257)
Amortization of premium on marketable investment securities	87,282	203,958

Changes in operating assets and liabilities:
Accrued interest income	166,842	(232,177)
Prepaid and other current assets	910,919	378,078
Accounts payable	(475,338)	(690,744)
Accrued expenses	(117,157)	(208,990)
Litigation settlement liability	(1,250,000)	4,000,000
Gain on extinguishment of litigation settlement liability	(250,000)	-

Cash used in operating activities	(6,931,731)	(6,425,056)

Cash flows from investing activities:
Purchase of fixed assets	(37,099)	-
Purchases of marketable investment securities	(22,681,441)	(35,876,211)
Maturities of marketable investment securities	33,802,000	450,000

Cash provided by (used in) investing activities	11,083,460	(35,426,211)

Cash flows from financing activities:

Debt repayments	(1,666,667)	(1,666,667)
End of loan payment	(650,000)	-
Net proceeds from common stock offering	-	26,840,457
Proceeds from (costs associated with) ATM	(10,500)	3,416,115
Proceeds from stock option exercises	206,079	6,693
Net proceeds from exercise of warrants	-	5,000

Cash provided by (used in) financing activities	(2,121,088)	28,601,598

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,030,641	(13,249,669)

Cash, cash equivalents, and restricted cash at beginning of period	2,950,552	24,217,382

Cash, cash equivalents, and restricted cash at end of period	$4,981,193	$10,967,713

Supplemental disclosure of cash flow information:
Interest paid	$21,256	$92,515
Income taxes paid	200	200

Supplemental disclosure of non-cash investing and financing activity:
Settlement of warrant liability on warrant exercises	$-	$18,365
Net unrealized loss on available-for-sale securities	(66,891)	(186)
Accrued final payment charge on debt	5,842	33,886

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021.

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions relating to reporting of the assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period in conformity with U.S. GAAP. Actual results could differ from these estimates.

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least June 30, 2023 which includes an on-going clinical study for LPCN 1148 and compliance with regulatory requirements. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects if additional activities are performed by the Company including clinical studies for LPCN 1148, LPCN 1144, LPCN 1111, LPCN1107, LPCN 1154 and LPCN 2101. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least June 30, 2023, the Company will need to raise additional capital at some point through the equity or debt markets or via out-licensing activities, before or after June 30, 2023, to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern may become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107, LPCN 1154 and LPCN 2101. Conversely, the Company’s capital resources could last longer if it reduces expenses, reduces the number of activities currently contemplated under our operating plan, terminates, modifies the design or suspends on-going clinical studies or terminates or settles any on-going litigation activities.

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

See Note 8 for a description of the license agreement with Antares Pharma, Inc. (“Antares”). See Note 12 for a description of the agreement with Spriaso.

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

Contract Assets. Contract assets consist of minimum royalty revenue earned in relation to the license agreement but not yet payable based on the terms of the contract. The contract asset as of June 30, 2022 is related to the Antares License Agreement. Based on the terms of the license agreement, the Company estimates that it will receive a payment of approximately $235,000 for royalties on estimated second quarter 2022 net sales of TLANDO under this agreement. Receipt of this payment will reduce the contract asset in the third quarter of 2022.

Revenue Concentration. A major customer is considered to be one that comprises more than 10% of the Company’s total revenues. The Company recognized license revenue of $500,000 for the three and six months ended June 30, 2022, and zero for the three and six months ended June 30, 2021. The revenue recognized was 100% from one major customer, Antares.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic loss per share attributable to common stock:
Numerator
Net loss	$(2,631,777)	$(6,809,041)	$(6,119,558)	$(10,177,123)

Denominator
Weighted avg. common shares outstanding	88,499,067	88,290,650	88,404,999	85,556,110

Basic loss per share attributable to common stock	$(0.03)	$(0.08)	$(0.07)	$(0.12)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(2,631,777)	$(6,809,041)	$(6,119,558)	$(10,177,123)
Effect of dilutive securities on net loss:
Common stock warrants	583,445	221,322	205,457	26,257
Total net loss for purpose of calculating diluted net loss per common share	$(3,215,222)	$(7,030,363)	$(6,325,015)	$(10,203,380)
Denominator
Weighted avg. common shares outstanding	88,499,067	88,290,650	88,404,999	85,556,110
Weighted average effect of dilutive securities:
Common stock warrants	499,448	697,642	582,801	738,825
Total shares for purpose of calculating diluted net loss per common share	88,998,515	88,988,292	88,987,800	86,294,935

Diluted loss per share attributable to common stock	$(0.04)	$(0.08)	$(0.07)	$(0.12)

The computation of diluted loss per share for the three and six months ended June 30, 2022 and 2021 does not include the following stock options and warrants to purchase shares of common stock in the computation of diluted loss per share because these instruments were antidilutive:

	June 30,
	2022	2021
Stock options	4,026,882	3,915,790
Warrants	840,336	840,336

(4) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2022 and December 31, 2021 were as follows:

June 30, 2022	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$9,514,989	$-	$(50,974)	$9,464,015
Corporate bonds, notes and commercial paper	22,984,391	-	(33,933)	22,950,458

	$32,499,380	$-	$(84,907)	$32,414,473

December 31, 2021	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$5,526,122	-	(10,202)	$5,515,920
Commercial paper	38,181,099	-	(7,814)	38,173,285

	$43,707,221	$-	$(18,016)	$43,689,205

Maturities of debt securities classified as available-for-sale securities at June 30, 2022 are as follows:

June 30, 2022	Amortized Cost	Aggregate fair value
Due within one year	$32,499,380	$32,414,473
	$32,499,380	$32,414,473

There were no sales of marketable investment securities during the three and six months ended June 30, 2022 and 2021, and therefore no realized gains or losses. Additionally, during the three months ended June 30, 2022 and 2021, $8.6 million and $0 marketable investment securities matured, and $33.8 million and $450,000 of marketable investment securities matured during the six months ended June 30, 2022 and 2021, respectively. The Company determined there were no other-than-temporary impairments for the three and six months ended June 30, 2022 and 2021.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

		Fair value measurements at reporting date using
	June 30, 2022	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,753,610	$4,753,610	$-	$-
Government treasury bills	9,464,015	9,464,015	-	-
Commercial paper	17,157,364	-	17,157,364	-
Corporate bonds and notes	5,793,094	-	5,793,094	-

	$37,168,083	$14,217,625	$22,950,458	$-

Liabilities:
Warrant liability	$590,339	-	-	590,339
	$37,758,422	$14,217,625	$22,950,458	$590,339

		Fair value measurements at reporting date using
	December 31, 2021	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,089,751	$2,089,751	$-	$-
Government treasury bills	5,515,920	5,515,920	-	-
Commercial paper	15,385,634	-	15,385,634	-
Corporate bonds and notes	22,787,651	-	22,787,651	-

	$45,778,956	$7,605,671	$38,173,285	$-

Liabilities:
Warrant liability	$795,796	-	-	795,796
	$46,574,752	$7,605,671	$38,173,285	$795,796

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of June 30, 2022, include (i) volatility of 100.0%, (ii) risk free interest rate of 2.99%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.80, and (v) expected life of 2.38 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2021, include (i) volatility of 100.0%, (ii) risk free interest rate of 0.97%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.99, and (v) expected life of 2.88 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three and six months ended June 30, 2022.

(6) Loan and Security Agreements and Other Liabilities

Silicon Valley Bank Loan

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bore interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest was payable monthly. Additionally on April 1, 2020, the Company entered into a Deferral Agreement with SVB. Under the Deferral Agreement, principal repayments were deferred by six months and the Company was only required to make monthly interest payments. The loan matured and was paid in full on June 1, 2022. The Company made a final payment at maturity equal to $650,000 (the “Final Payment Charge”) at the time the loan matured. The expense of the final payment charge had been recognized over the term of the facility using the effective interest method.

(7) Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At June 30, 2022 and December 31, 2021, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(8) Contractual Agreements

(a) Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company incurred royalty expense of $17,000 during the three and six months ended June 30, 2022 and did not incur any royalties expense during the three and six months ended June 30, 2021.

(b) Antares Pharma, Inc.

On October 14, 2021, the Company entered into a license agreement (“License Agreement”) with Antares Pharma, Inc. (“Antares”) pursuant to which the Company granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO® from the U.S. Food and Drug Administration (“FDA”), the Company’s TLANDO product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in NDA No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), in each case within the United States. The Antares License Agreement also provided Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR (LPCN 1111), the Company’s potential once-daily oral product candidate for testosterone replacement therapy. On April 1, 2022, the Company entered into the First Amendment to the License Agreement (the “Amendment”), pursuant to which the License Agreement was amended to extend the deadline by which Antares shall exercise its option to license TLANDO XR to June 30, 2022. As consideration for the Company agreeing to enter into the Amendment, in April 2022 Antares paid the Company a non-refundable cash fee of $500,000. On June 24, 2022, Antares informed the Company that they would not be exercising their option to license TLANDO XR. Lipocine retains all development and commercialization rights to TLANDO XR. Upon execution of the Antares License Agreement, Antares paid to the Company an initial payment of $11.0 million. Antares will also make additional payments of $5.0 million to the Company on each of January 1, 2025, and January 1, 2026, provided that certain conditions are satisfied. The Company is also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to TLANDO, as licensed by Antares under the Antares License Agreement. In addition, upon commercialization, the Company will receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. The Company retains development and commercialization rights in the rest of the world, and with respect to applications outside of the Field inside or outside the United States. Antares also purchased certain existing inventory of licensed products from the Company. Finally, pursuant to the terms of the Antares License Agreement, Antares is generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of TLANDO in the Field in the United States, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the United States. The Company recognized license revenue under the Antares Licensing Agreement of $500,000 during the three and six months ended June 30, 2022, and zero during the three months and six months ended June 30, 2021.

On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through the merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme.

(c) Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct pre-clinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $2.1 million and $786,000, respectively, for the three months ended June 30, 2022 and 2021 and $3.2 million and $1.7 million, respectively, for the six months ended June 30, 2022 and 2021 under these agreements and has recorded these expenses in research and development expenses.

(9) Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2023.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2022 are:

Operating
leases
Year ending December 31:
2022	$171,819
2023	57,273

Total minimum lease payments	$229,092

The Company’s rent expense was $86,000 and $83,000 for the three months ended June 30, 2022 and 2021, respectively. The Company’s rent expense was $170,000 and $165,000 for the six months ended June 30, 2022 and 2021, respectively.

(10) Stockholders’ Equity

On June 8, 2022, at the 2022 annual meeting of the stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.0001, from 100,000,000 shares to 200,000,000 shares. The Company filed the amendment to the Restated Certificate with the Secretary of State of the State of Delaware on June 28, 2022. The amendment to the Restated Certificate became effective upon filing with the Secretary of State of the State of Delaware.

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

As of June 30, 2022, the Company had sold an aggregate of 15,023,073 shares at a weighted-average sales price of $2.19 per share under the Sales Agreement for aggregate gross proceeds of $32.9 million and net proceeds of $31.7 million, after deducting sales agent commission and discounts and our other offering costs. During the three months ended June 30, 2022 and 2021, the Company did not sell any shares of its common stock pursuant to the Sales Agreement. During the six months ended June 30, 2022 and 2021, the Company sold zero and 1,811,238 shares of our common stock pursuant to the Sales Agreement. The shares sold during the six months ended June 30, 2021, were sold at a weighted-average sales price of $1.95 per share, resulting in net proceeds of approximately $3.4 million under the Sales Agreement which is net of $112,000 in expenses. As of June 30, 2022, the Company had $41.2 million available for sale under the Sales Agreement.

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

The Company will be entitled to redeem the Rights at $0.001 per Right at any time prior to the time an Acquiring Person becomes such. The terms of the Rights are set forth in the Rights Agreement, which is summarized in the Company’s Current Report on Form 8-K dated November 13, 2015. The rights plan was originally set to expire on November 12, 2018; however, on November 5, 2018 our board of directors approved an Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 5, 2021, and again on November 2, 2021, the Company adopted a Second Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 1, 2024, unless the rights are earlier redeemed or exchanged by the Company.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $140,000 and $147,000, respectively, for the three months ended June 30, 2022 and 2021, and approximately $311,000 and $294,000, respectively, for the six months ended June 30, 2022 and 2021, and is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development	$63,021	$69,483	$142,673	$136,369
General and administrative	76,548	77,264	167,924	157,944

	$139,569	$146,747	$310,597	$294,313

The Company issued 171,500 stock options and 504,000 stock options, respectively, during the three and six months ended June 30, 2022 and issued 66,000 and 376,000 stock options during the three and six months ended June 30, 2021.

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

For options granted during the six months ended June 30, 2022 and 2021, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2022	2021
Expected term	5.77 years	5.70 years
Risk-free interest rate	1.93%	0.52%
Expected dividend yield	—	—
Expected volatility	101.67%	95.52%

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

As of June 30, 2022, there was $1.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.0 years and will be adjusted for subsequent changes in estimated forfeitures.

(d) Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares were authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 3,221,906 to 5,721,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 5,721,906 shares of common stock are authorized for issuance under the 2014 Plan, with 1,265,308 shares remaining available for grant as of June 30, 2022.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2021	4,551,205	$2.82
Options granted	504,000	1.06
Options exercised	(208,474)	0.99
Options forfeited	(488,747)	1.16
Options cancelled	(331,102)	5.69
Balance at June 30, 2022	4,026,882	2.65

Options exercisable at June 30, 2022	2,629,346	3.47

The following table summarizes information about stock options outstanding and exercisable at June 30, 2022:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

4,026,882	6.26	$2.65	$152,241	2,629,346	4.72	$3.47	$123,331

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 200 and 208,474, respectively, stock options exercised during the three and six months ended June 30, 2022, and there were zero and 4,584 stock options exercised during the three and six months ended June 30, 2021.

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

As of June 30, 2022, the Company had 1,094,030 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on June 30, 2022 and on December 31, 2021 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	June 30, 2022	December 31, 2021
Expected life in years	2.38	2.88
Risk-free interest rate	2.99%	0.97%
Dividend yield	—	—
Volatility	100.00%	100.00%
Stock price	$0.80	$0.99

During the three and six months ended June 30, 2022, the Company recorded a non-cash gain of $583,445 and $205,457, respectively, from the change in fair value of the November 2019 Offering warrants. During the three and six months ended June 30, 2021, the Company recorded a non-cash gain of $221,000 and $26,000 from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2021	$795,796
Settlement of liability on warrant exercise	-
Change in fair value of common stock warrants	(205,457)
Balance at June 30, 2022	$590,339

Additionally, in the February 2020 Offering, the Company issued 5,042,017 common stock warrants, however, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity. As of June 30, 2022, there were 840,336 warrants outstanding that were issued in conjunction with the February 2020 Offering.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	1,934,366	$0.51
Issued	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at June 30, 2022	1,934,366	$0.51

During the three and six months ended June 30, 2022, no common stock warrants were exercised. During the three and six months ended June 30, 2021, zero and 10,000 common stock warrants to purchase one share of our common stock were exercised, resulting in proceeds of approximately $5,000.

The following table summarizes information about common stock warrants outstanding at June 30, 2022:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,934,366	2.50	$0.51	$555,100

(11) Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

On April 2, 2019, the Company filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. However; on February 11, 2020, the Company voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. Clarus has answered the complaint and asserted counterclaims of non-infringement, inequitable conduct and invalidity. The Company answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and a Summary Judgment Hearing on January 15, 2021. In May 2021, the Court granted Clarus’ motion for Summary Judgment, finding the asserted claims of Lipocine’s U.S. patents 9,034,858; 9,205,057; 9,480,690; and 9,757,390 invalid for failure to satisfy the written description requirement of 35 U.S.C. § 112. Clarus still had remaining counterclaims before the Court. On July 13, 2021, Clarus and the Company entered into a global settlement agreement (“Global Agreement’) which resolved all outstanding claims of this litigation as well as the on-going United States Patent and Trademark Office (“USPTO”) Interference No. 106,128 between the parties. Under the terms of the Global Agreement, the Company agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022 and $500,000 on July 13, 2023. No future royalties are owing from either party. On April 29, 2022, the Company agreed to an amendment to Section 3.1 of the Global Agreement, pursuant to which the Company agreed to pay Clarus $1,250,000 in May 2022, with no additional payments required thereafter. On July 15, 2021, the Court dismissed with prejudice the Company’s claims and Clarus’ counterclaims.

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

(12) Related Party Transactions

Spriaso, LLC Service Agreement

The Company has a license and a services agreement with Spriaso, LLC (“Spriaso”), a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements from Spriaso for the three and six months ended June 30, 2022 and 2021, respectively. Additionally, during the three and six months ended June 30, 2022 and 2021, the Company did not receive any royalty revenue from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, and used up the one-time waiver for user fees for a small business submitting its first new drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 9, 2022, our first quarter Form 10-Q filed with the SEC on May 9, 2022, as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, or in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 9, 2022 or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 9, 2022. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a biopharmaceutical company focused on metabolic and CNS disorders using our proprietary oral drug delivery technology. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of differentiated innovative product candidates that target high unmet needs for neurological and psychiatric CNS disorders, liver diseases, and hormone supplementation for men and women. We entered into a license agreement for the development and commercialization our product candidate, TLANDO®, an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”). On October 14, 2021, we entered into a license agreement (the “Antares License Agreement”) with Antares Pharma, Inc. (“Antares” or our “Licensee”), pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the United States Food and Drug Administration (“FDA”), the TLANDO product for TRT in the U.S. TLANDO is a registered trademark assigned to Antares. Any FDA required post-marketing studies will also be the responsibility of our licensee, Antares. On March 28, 2022, Antares received approval from the FDA for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through a merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme. On June 7, 2022, Halozyme announced the commercial launch of TLANDO®, an oral treatment indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism).

Additional pipeline candidates include: LPCN 1148 comprising a novel prodrug of testosterone, testosterone laurate (“TL”), for the management of decompensated cirrhosis; LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of non-cirrhotic non-alcoholic steatohepatitis (“NASH”) which has completed phase 2 testing; LPCN 1111, a next generation oral TRT product comprised of testosterone tridecanoate (“TT”) with the potential for once daily dosing which has completed Phase 2 testing; LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA; LPCN 1154 for postpartum depression (“PPD”); and LPCN 2101 for epilepsy.

The following chart summarizes the status of our product candidate development programs:

To date, we have funded our operations primarily through the sale of equity securities, debt and convertible debt and through up-front payments, research funding and royalty and milestone payments from our license and collaboration arrangements. We have not generated any revenues from product sales and we do not expect to generate revenue from product sales and we do not expect to generate revenue, other than TLANDO royalties and potential milestone payments from product sales by Antares, unless and until we obtain regulatory approval of our pipeline product candidates.

We have incurred losses in most years since our inception. As of June 30, 2022, we had an accumulated deficit of $178.8 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $6.1 million for the six months ended June 30, 2022, compared to $10.2 million for the six months ended June 30, 2021. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs including litigation costs, associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

●	conduct further development of our other product candidates, including LPCN 1148, LPCN 1144, LPCN 1107, LPCN 1154 and LPCN 2101;

●	continue our research efforts;

●	research new products or new uses for our existing products;

●	maintain, expand and protect our intellectual property portfolio; and

●	provide general and administrative support for our operations.

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

Build a diversified multi-asset pipeline of novel therapies. We intend to employ a value-driven strategy based on our proprietary technology platform to identify and develop product candidates for neuroendocrine and metabolic disorders including Central Nervous System (“CNS”) disorders and end stage diseases such as decompensated cirrhosis. We intend to focus on product candidates that we believe are differentiated, have attractive profiles, and address a clear unmet medical need that we can advance quickly and efficiently into late-stage development.

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

Our Product and Product Candidates

Our pipeline of clinical candidates includes LPCN 1148, an androgen therapy for the management of cirrhosis, LPCN 1144, an oral androgen therapy for the treatment of non-cirrhotic NASH, LPCN 1111, a next-generation potential once daily oral TRT, LPCN 1107, an oral therapy for the prevention of PTB, LPCN 1154 for postpartum depression (“PPD”) and LPCN 2101 for epilepsy. We will continue to explore other product candidates targeting indications with a significant unmet need.

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

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Antares License Agreement, we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the FDA, our TLANDO product for TRT in the U.S. On December 8, 2020, the FDA provided tentative approval for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. The FDA provided final approval of TLANDO on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of our licensee, Antares. On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through a merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme.

Proof-of-concept for TLANDO was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. During the three and six months ended June 30, 2022, we incurred royalty expense of $17,000 resulting from the commercial launch of TLANDO in June 2022.

Under the Pediatric Research Equity Act (“PREA”), since TLANDO received full FDA approval, under the Antares Licensing Agreement Antares will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA may also require certain post-marketing studies to be conducted which will also be the responsibility of our licensee, Antares.

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

Our Development Pipeline

LPCN 1148: Oral Product Candidate for the Management of Decompensated Cirrhosis

We are currently evaluating LPCN 1148 comprising testosterone laurate (“TL”) for the management of decompensated cirrhosis. We believe LPCN 1148 targets unmet needs for cirrhosis subjects including improvement in the quality of life of patients while on the liver transplant waiting list, prevention or reduction in the occurrence of new decompensation events, and improvement in post liver transplant survival, including outcomes and costs.

We are currently conducting a Phase 2 proof of concept (“POC”) study (NCT04874350) in male cirrhotic subjects to evaluate the therapeutic potential of LPCN 1148 for the management of sarcopenia. The ongoing Phase 2 POC study is a prospective, multi-center, randomized, placebo-controlled study in male sarcopenic cirrhotic patients. Subjects will be randomized 1:1 to one of two arms. The treatment arm is an oral dose of LPCN 1148, and the second arm is a matching placebo. The primary endpoint is change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index, rates of breakthrough hepatic encephalopathy, and number of waitlist events, including all-cause mortality. Total treatment is expected to be 52 weeks. We currently expect enrollment in the Phase 2 study to be complete in the second half of 2022 and top-line 24-week results in the first half of 2023.

Possible outcomes of interest from the Phase 2 study include clinical outcomes such as overall survival and new decompensation events (including hepatic encephalopathy and/or ascites occurrences), rates of survival to transplant, rates of hospitalizations, infections, etc., muscle changes such as muscle mass, body composition, myosteatosis (muscle fat), functional capacity changes such as liver frailty index (“LFI”), patient reported outcomes (“PROs”), and biochemical markers including hematocrit for anemia status, albumin, creatinine/kidney function, etc.

Disease Overview – Cirrhosis

There are over 2 million cases of cirrhosis worldwide, with over 500,000 people living with decompensated cirrhosis in the U.S. and nonalcoholic fatty liver disease is the most rapidly increasing indication for liver transplant. 62% of those on the liver transplant (“LT”) waitlist are male and the economic burden (approximately $812,500/transplant) is high and continues to increase. Each year about half of the approximately 17,000 people in U.S. on the LT waitlist undergo transplant, while nearly 3,000 patients either die or are removed from the list because they were “too sick to transplant.”

Liver cirrhosis is defined as the histological development of regenerative nodules surrounded by fibrous bands. Cirrhotic patients typically have a years-long silent, asymptomatic phase (compensated cirrhosis) until decreasing liver function and increasing portal pressure move the patient into the symptomatic phase (decompensated cirrhosis). Transition to decompensated cirrhosis is marked by clinical events including ascites, encephalopathy, jaundice, and/or variceal hemorrhage. Decompensated subjects survive on average less than 2 years. Common causes of liver cirrhosis include alcoholic liver disease, nonalcoholic fatty liver disease (“NAFLD”), chronic hepatitis B and C, primary biliary cirrhosis (“PBC”), primary sclerosing cholangitis (“PSC”) and cryptogenic.

Common complications in cirrhotic patients may include: compromised liver function, portal hypertension, varices in GI tract with internal bleeding, edema, ascites, hepatic encephalopathy, compromised immunity with post-transplant acute rejection risk, high sodium levels, increased bilirubin, low albumin level, insulin resistance with impaired peripheral uptake of glucose, depression, accelerated muscle disorder in the form of sarcopenia, myosteotosis, and frailty with compromised energetics, bone diseases (e.g., osteoporosis), high alkaline phosphatase (“ALP”), cachexia, malnutrition, weight loss (>5%), symptoms of hypogonadism such as abnormal hair distribution, anemia, sexual dysfunction, testicular atrophy, muscle wasting, fatigue, osteoporosis, gynecomastia, inflammation with elevated cytokines, and infection risk leading to hospital admissions and possibly death.

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

Muscle Disorders and Cirrhosis

Muscle disorders secondary to cirrhosis could be manifested in the form of several inter-related characteristics such as sarcopenia, myosteatosis, and frailty impacting muscle mass, strength, quality, and function. Chronic inflammation and oxidative stress have also been reported to accelerate muscle wasting. Muscle also plays a significant compensatory role in detoxifying ammonia, a neurotoxin and a myotoxin implicated in precipitation of HE in cirrhosis patients.

Sarcopenia and associated frailty affect up to 70% of cirrhotic men and are a leading cause of patients being removed from the LT waitlist. Due to the lack of available organs and aging demographics of those on the waitlist, patients that do receive a transplant are “increasingly being described as frail”. The presence of sarcopenia or frailty is associated with increased risk of hospitalization and hepatic decompensation, a two-fold increase in waitlist mortality, poor post-transplant outcomes, and reportedly is equivalent to adding 9-10 points to the Model for End-Stage Liver Disease (“MELD”) score.

Sarcopenia is typically associated with body composition changes with decreased muscle mass and/or low skeletal muscle index. Change in one or more of appendicular lean mass, total lean mass, fat mass, high VAT (visceral adipose tissue), waist circumference, weight, and/or BMI are notable features. Myosteatosis (fat infiltration in muscles) is indicative of poor muscle quality. Frailty is a state of low energetics accompanied with low physical performance/mobility probably because of poor muscle strength/function and is assessed via various measures such as decreased gait speed, weak hand grip; slow rising from a chair, balance, isometric knee extension peak torque or a composite measure such as liver frailty index (“LFI”).

Reportedly, as shown in the figure below, muscle disorder such as sarcopenia and myosteatosis in cirrhosis could be a clinically meaningful predictor of survival and mortality with lower survival in cirrhotic patients with accompanying muscle disorders.

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

100
80
60
40
20
0
Cumulative survival(%)
93.4
82.0
74.2
76.6
64.3
45.3
Non-sarcopenia
Sarcopenia
16 studies, n = 4645
Adjusted HR 2.30 (2.01-2.63)
1-year
3-year
5-year

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

Frailty and cirrhosis

Frailty is a state of low energetics accompanied with low physical performance/mobility, usually as a result of poor muscle strength/function and its presence is assessed via various measures such as decreased gait speed, weak hand grip, slow rising from a chair, poor balance, low isometric knee extension peak torque or a composite measure such as LFI.

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

Cumulitive incidence of waitlist mortality, %
100
80
60
40
20
0
0
12
24
Time after 1st assessment, months
Severe worsening frailty
Moderate worsening frailty
Stable
Improved frailty

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

Disease Overview – NASH

NASH is a more advanced state of non-alcoholic fatty liver disease (“NAFLD”) and can progress to a cirrhotic liver or liver failure, require liver transplant, and can result in hepatocellular carcinoma/ liver cancer, and death. Progression of NASH to end stage liver disease will soon surpass all other causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, NASH and NAFLD patients additionally suffer heightened cardiovascular risk and, in fact, die more frequently from cardiovascular events than from liver disease. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. Twenty to thirty percent of the U.S. population is estimated to suffer from NAFLD and fifteen to twenty percent of this group progress to NASH, which is a substantially large population that lacks effective therapy. NASH is a silent killer that affects millions in the U.S. Diagnoses have been on the rise and are expected to increase dramatically in the next decade. Approximately 50% of NASH patients are in adult males In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/NASH. There is currently no approved therapy for the treatment of NASH although there are several drug candidates currently under development with many having clinical failures to date.

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

Treatments with LPCN 1144 post 12 weeks of treatment in the LiFT study resulted in robust liver fat reduction, assessed by MRI-PDFF, and showed improvement of liver injury markers with no observed tolerability issues.

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

Additionally, subjects were given the option to have access to LPCN 1144 through an open label extension (“OLE”) study. The extension study enabled the collection of additional data on LPCN 1144 for up to a total of 72 weeks of therapy, as well as data for 36 weeks of therapy for those subjects on placebo in the LiFT study. Key results from the OLE study are as follows:

●	LPCN 1144 was well tolerated over 72-week exposure with no observed safety signals;

●	Liver injury markers were reduced and maintained with extended LPCN 1144 treatment; and

●	Observed liver histology improvements support further development

In November 2021, the FDA granted Fast Track Designation to LPCN 1144 as a treatment for non-cirrhotic NASH. The Fast Track program is designed to accelerate the development and expedite the review of products, such as LPCN 1144, which are intended to treat serious diseases and for which there is an unmet medical need.

We had a written only response from FDA for a LPCN 1144 Type C meeting with the FDA in January 2022 to discuss the development path forward with LPCN 1144. The FDA acknowledged that the NDA submission of LPCN 1144 would be via 505(b)2 regulatory pathway and agreed that no additional non-clinical studies are needed to support an NDA submission. The FDA recommended to request an end-of-phase 2 (“EOP2”) meeting. The FDA acknowledged that in the LiFT study subjects achieved improvements in key components associated with NASH histopathology after 36-weeks of treatment with LPCN 1144 in adult males and agreed that the proposed multicomponent primary surrogate endpoint is acceptable for seeking approval under the accelerated approval pathway. The FDA also recommended either conducting a separate dose–ranging study prior to phase 3 or evaluating multiple doses in phase 3. The FDA agreed that the proposed primary multicomponent surrogate endpoint, NASH resolution with no worsening of fibrosis, is acceptable for seeking approval under the accelerated approval pathway and the FDA recommended a phase 3 trial with a study duration of 72 weeks. In July 2022, Lipocine held an End of Phase 2 meeting with FDA for LPCN 1144 in NASH. The FDA recommends Lipocine conduct a phase 2 dose ranging study to identify the optimal dose prior to conducting a pivotal study. The FDA agreed to the proposed unique testosterone ester, testosterone dodecanoate, for future clinical studies.

We are exploring the possibility of partnering LPCN 1144 to a third party, although no partnering agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

LPCN 1111: A Next-Generation Long-Acting Oral Product Candidate for TRT

LPCN 1111: is a next-generation, novel ester prodrug of testosterone comprised of testosterone tridecanoate (“TT”) which uses the proprietary delivery technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses in hypogonadal men. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, LPCN 1111 was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study.

In February 2018 we had a meeting with the FDA to discuss these pre-clinical results and to discuss the Phase 3 clinical study and path forward for LPCN 1111. Based on the results of the FDA meeting and additional pre-clinical studies conducted after the FDA meeting, we have proposed a Phase 3 protocol for LPCN 1111 and have solicited FDA feedback. Based on initial FDA feedback, we expect the Phase 3 clinical trial design to follow the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines and we expect the trial will include at least a three-month efficacy treatment period and a one-year safety component for approximately 100 subjects. We are currently seeking further clarification from FDA with respect to the total subject LPCN 1111 exposure information needed for an NDA filing. We continue to refine the Phase 3 protocol and plan to request FDA approval of the protocol once it is finalized. Additionally, the FDA previously requested that a food effect and a phlebotomy study be completed, and that ambulatory blood pressure monitoring (“ABPM”) be included as part of the Phase 3 clinical study. We are currently transferring the manufacturing of LPCN 1111 to a third-party contract manufacturer and scaling up the formulation after which we anticipate the next steps in developing LPCN 1111 may be to conduct a food effect/phlebotomy study with LPCN 1111. Under the terms of the Antares License Agreement, Antares has been granted an option to license LPCN 1111, exercisable on or before March 31, 2022, for further development and, should LPCN 1111 receive FDA approval, commercialization. On April 1, 2022, the Company entered into the First Amendment to the License Agreement (the “Amendment”), pursuant to which the License Agreement was amended to extend the deadline by which Antares shall exercise its option to license LPCN 1111 to June 30, 2022. As consideration for the Company agreeing to enter into the Amendment, Antares paid the Company a non-refundable cash fee of $500,000 in April 2022. On June 30, 2022, Antares’ option to license a license for TLANDO XR expired and was not exercised.

We are currently in the process of scaling up the manufacturing process and generation of supplies to enable conduct of pivotal studies for registration. We are exploring the possibility of partnering LPCN 1111 to a third party, although no partnering agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

A traditional PK/PD based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting and subsequent guidance meetings with the FDA to define a pivotal Phase 2b/3 development plan for LPCN 1107. However, these discussions may be updated based on recent developments with Covis’ Makena® as described below. We have completed a food effect study to characterize the dosing regimen for the pivotal study. We plan to submit a pivotal clinical study protocol to the FDA.

We are exploring the possibility of partnering LPCN 1107 to a third party, although no partnering agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

CDER issued AMAG Pharmaceuticals, the NDA holder at the time, a Notice of Opportunity for Hearing (“NOOH”) to withdraw approval of Makena, for which AMAG Pharmaceuticals responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of Makena’s treatment and the public health implications of withdrawing approval. The FDA Commissioner has recently granted Covis a public hearing to be held October 17 through 19, 2022. During this time, Makena and the approved generics of Makena have remained on the market pending a final decision about these products by the FDA.

Currently, Makena and the approved generics of Makena are the only products approved for the prevention of recurrent preterm birth.

The FDA also indicated that it intends to hold a meeting with experts in obstetrics, neonatal care, and clinical trial design to discuss how to facilitate development of effective and safe therapies to treat preterm birth.

Oral Neuroactive Steroids (“NAS”) Programs for CNS Disorders

Some preferred endogenous or naturally occurring NAS present in central nervous system (“CNS”) act as positive allosteric modulators (“PAM”) of the GABAA receptor, the major biological target of the inhibitory neurotransmitter γ-aminobutyric acid (“GABAA”). To improve oral delivery of these modulators, several synthetic NAS derivatives of endogenous GABAA receptor PAMs, have been developed for therapeutic use in the past few decades.

We believe through utilization of our proprietary technology we may have the ability to enable effective oral delivery of endogenous GABAA receptor PAMs which historically had been challenging to deliver orally as they were deemed to be not orally bioavailable. We believe these endogenous GABAA receptor PAMs provide opportunity as a differentiated NAS for treatment of various CNS disorders via the preferred and convenient oral route. We have conducted Phase 1 PK studies for each of our two lead NAS candidates which have demonstrated promising PK results, safety, and tolerability.

LPCN 1154: Product Candidate for PPD

We are currently evaluating LPCN 1154 comprising an endogenous NAS for PPD. The FDA has cleared the LPCN 1154 investigational new drug (“IND”) application to conduct a phase 2 study in PPD. In addition to completing an oral PK study, we completed a food effect study with LPCN 1154. In the second quarter of 2022, a type C meeting was held with the FDA to discuss PK data and the clinical development path of LPCN 1154, our candidate for postpartum depression (“PPD”). Based on feedback from the meeting, the company plans to initiate a multi-dose proof-of-concept study of LPCN 1154 in the second half of 2022.

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

Disease Overview - PPD

●	PPD is distinct from the “baby blues,” a condition that up to 70% of all new mother’s experience; “baby blues” tend to be short-lived emotional conditions that do not interfere with daily activities.

●	Symptoms of PPD include hallmarks of major depression, including, but not limited to, sadness, depressed mood, loss of interest, change in appetite, insomnia, sleeping too much, fatigue, difficulty thinking/concentrating, excessive crying, fear of harming the baby/oneself, and/or thoughts of death or suicide.

●	During pregnancy, levels of endogenous NAS increase considerably along with levels of progesterone; however, they drop sharply postpartum. It has been hypothesized that the rapid perinatal decrease in circulating levels of endogenous NASs may be involved in the development of PPD. The first and only approved treatment option for PPD is an injectable containing endogenous NAS.

●	Depression may persist long after child delivery. Additionally, approximately 40% of women relapse in subsequent pregnancies or on other occasions.

●	Psychiatric comorbidities are common in patients with epilepsy. Patients with epilepsy are at high risk for major depressive disorders and PPD. Reported PPD rates are higher among women with epilepsy than the general population.

Associated Risk Factors

●	Genetic: family history and/or previous experience of depression or other mood disorders

●	Physiological: rapid changes in sex hormones, stress hormones, and thyroid hormone levels during and after delivery

●	Environmental: stressful life events, changes in relationships at home and at work, and/or lack of familial support

Unmet medical need

Approximately, 1 in 9 mothers suffer from PPD in the United States alone, which equates to approximately 500,000 women affected by PPD annually. We believe there is considerable unmet need within women with PPD due to lack of convenient and fast-acting oral therapies. Selective Serotonin Reuptake Inhibitors (“SSRIs”) have been the traditional first-line choice for women with severe PPD requiring weeks for onset of efficacy; therefore, a need for a faster onset of action remains a significant unmet need in treating PPD, especially in women with epilepsy risk wherein psychiatric comorbidity is common and PPD rates are higher than the general population.

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

We believe LPCN 1154 targets the unmet need for a convenient, oral treatment with faster onset of action.

LPCN 2101: NAS for epilepsy

We are currently evaluating an additional NAS candidate, LPCN 2101, for women with epilepsy (“WWE”). We have completed a pre-clinical study for LPCN 2101 which demonstrated promising PK results, safety and tolerability. In July 2022 our IND was accepted by the FDA for LPCN 2101 for adults with epilepsy and we plan to initiate a Phase 2 IND opening proof-of-concept study to evaluate the safety, tolerability, and efficacy of LPCN 2101 in the second half of 2022. The Phase 2 study will be a photosensitive epilepsy (“PSE”) study with the first patient expected to be dosed in the second half of 2022. The photosensitivity model enrolls patients who have an EEG-measurable photoparoxysmal response (“PPR”) triggered by light stimulation. Reduction in photosensitivity can be quantified after a single dose of a potential anti-seizure medication (“ASM”). Reportedly, positive results in the PSE model have proven to be a reliable marker of antiseizure efficacy for most approved ASMs.

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

Epilepsy is a disorder of the brain that causes seizures, affecting the physical, mental, and social well-being of persons, and is associated with a 2 to 3 times greater mortality rate compared with the general population. About 60-65% of epilepsy is idiopathic and about 30% of patients are refractory (i.e., epilepsy not well managed with currently available ASMs). Epilepsy is the most common neurological disorder during pregnancy.

It is estimated that approximately 900,000 CB age women suffer from active epilepsy in the U.S. Women of CB age with epilepsy face many additional challenges due to hormonal influences on seizure activity and endocrine function throughout the different phases of their reproductive cycles. Elevated estrogen or decreased progesterone levels can exacerbate seizure frequency. Often, these women experience hormonal and endogenous NAS imbalances, coupled with fluctuations in the blood levels of ASMs that impact control of seizures, efficacy of oral contraceptives, any coexisting anxiety and/or depression and any associated sleep impairment. Epileptic patients are 5-20 times more likely to develop depression.

Clinical segmentation can be categorized by epilepsy type, comorbidities and patient subgroups. Categorization of focal epilepsy, generalized epilepsy, combined focal and generalized epilepsy, and unknown epilepsy can guide the choice of ASM. Special patient subgroups, including WWE of CB age and elderly patients, require special care and management of epilepsy. Comorbidities such as depression and anxiety may be co-treated with therapies that do not aggravate seizures and have no drug interaction with the ASM used for epilepsy. While lowest effective dose and monotherapy are preferred, management of patients with epilepsy is focused on controlling seizures, avoiding adverse events, and maintaining quality of life. Despite a wide range of ASMs available, about 30 % of all people with epilepsy still fail to respond to treatment effectively. Women with epilepsy face specific challenges throughout their lifespan because of seizures, ASMs, and hormonal fluctuations.

Women with epilepsy were once counseled to avoid pregnancy, but epilepsy is no longer considered a contraindication to pregnancy. Caregivers for WWE in the preconception phase either intending to start a family (planning pregnancy) or using contraception to prevent an unplanned pregnancy face significant challenges to balance seizure control efficacy with the selection and dosage of ASMs and ASM-related risks such as, among other risks, fetal-neonatal toxicity, contraception failure, and psychiatric side effects.

Several ASMs are known to have teratogenic effects on the developing fetus (converging evidence from registry studies indicates that teratogenic risks are highest with valproate, followed by carbamazepine and topiramate). Other commonly prescribed ASMs, including older generation agents, such as phenobarbital and phenytoin, have been associated with higher risks as compared with lamotrigine, levetiracetam, clonazepam and gabapentin (Vajda et al., 2014; Voinescu and Pennell, 2015). Moreover, risks associated with ASMs is considerable early in pregnancy; therefore, it is necessary that WWE of CB age undergo counselling, monitoring, and adjustment to the most appropriate ASM prior to becoming pregnant. It is preferable WWE of CB age discuss seizure control with their doctor for at least 6 months before conception and, if possible, cease ASM therapy or use the lowest effective dose of a single anticonvulsant according to the type of epilepsy and the fetal toxicity of the ASM. Anxiety, depression, lack of adherence to ASM, and/or contraception failure may be experienced by women who are worried about unplanned pregnancy or are late in confirming pregnancy, planned or unplanned. ASMs can reduce the efficacy of oral contraceptives, compounding this problem.

Complex, multidirectional interactions between female hormones, seizures, and ASMs exist. Most hormones act as NAS and can thus modulate brain excitability. Any changes in endogenous or exogenous hormone levels can affect the occurrence of seizures, either directly or via PK interactions that modify the plasma levels of ASMs (Harden, 2008). The PK interactions between oral contraceptives and ASMs are bidirectional (Johnston and Crawford, 2014). The efficacy of hormonal contraception may be diminished for women taking CYP-P450 enzyme inducing ASMs. Epilepsy is not a medical condition in which contraceptives are contraindicated. Contraceptive failure, possibly related to ASMs, may be responsible for up to one in four unplanned pregnancies in WWE (-12.5% of all WWE pregnancies), vs a rate of 1% in healthy women.

Unmet need to treat WWE in CB age

It is estimated that approximately 900,000 CB age women suffer from active epilepsy in the U.S. Women of CB age with epilepsy face many additional challenges such as hormonal influences on seizure activity and endocrine function throughout the different phases of their reproductive cycles, and approximately 30% of patients with epilepsy cannot be efficiently controlled with available ASMs making consideration of newer pharmacological treatment development options important.

Managing uncontrolled seizures in WWE of CB age is the primary aim during preconception, pregnancy, and postpartum phases. Therefore, uncompromised ASM efficacy with acceptable variability and less or no drug-drug interactions achieved with lowest possible monotherapy dose to address fetal toxicity concerns, remain highly unmet needs. Moreover, control of seizures including prevention of breakthrough seizures is critical when planning for pregnancy and also during pregnancy, as it can also lead to undesired falls or auto-accidents and compromise freedom to drive.

Select ASMs have the potential to induce contraception failures, reproductive hormone imbalance, anxiety, and depression. There remains an unmet need for an ASM without the aforementioned downsides, with no to low fetal-neonatal toxicity and without any breast-feeding concerns as well as potential to treat associated comorbidities.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to generate revenue other than TLANDO royalties and licensing fees until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through June 30, 2022, we have generated $44.7 million in revenue under our various license and collaboration arrangements and from government grants. Based on the terms of the Antares license agreement, we estimate that we will receive a payment of approximately $235,000 for royalties based on estimated second quarter 2022 net sales of TLANDO. If received, receipt of this payment will reduce our contract asset in the third quarter of 2022. We may never generate revenues from any of our clinical or pre-clinical development programs other than TLANDO as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, travel, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $133.3 million in research and development expenses through June 30, 2022.

We expect to continue to incur significant costs as we develop our other product candidates, including the ongoing Phase 2 POC study in male cirrhotic subjects with LPCN 1148 and our NAS projects, as well as the clinical development of other pipeline product candidates.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107, LPCN 1154, LPCN 2101 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107, 1148, LPCN 1154, LPCN 2101 or other product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the pre-clinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities.

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates. Additionally, we incur costs for our other research programs. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
External service provider costs:
LPCN 1148	$988,993	$-	$1,420,163	$-
LPCN 1154	823,599	94,642	1,077,847	102,073
LPCN 1111	32,342	-	184,671	-
LPCN 1144	156,967	554,042	241,516	1,317,272
LPCN 1107	82,364	54,381	124,525	55,381
TLANDO	(35,231)	22,528	(35,875)	109,251
Total external service provider costs	2,049,034	725,593	3,012,847	1,583,977
Internal personnel costs	629,649	514,705	1,324,370	1,084,972
Other research and development costs	219,329	224,389	448,748	376,279
Total research and development	$2,898,012	$1,464,687	$4,785,965	$3,045,228

We expect research and development expenses to increase in the future as we complete on-going clinical studies, including the Phase 2 POC study in male cirrhotic subjects with LPCN 1148 and our NAS studies, as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with our product candidates and Phase 3 clinical studies with LPCN 1144, LPCN 1111, and LPCN 1107. However, if we are unable to raise additional capital, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, and marketing analytics. Other general and administrative expenses include rent and utilities, travel expenses, and professional fees for auditing, tax and legal services.

General and administrative expenses also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims, including the patent interference and patent infringement lawsuits against Clarus in 2021.

We expect that general and administrative expenses will increase in the future as we mature as a public company, including legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. However, if we are unable to raise additional capital, we may need to reduce general and administrative expenses in order to extend our ability to continue as a going concern.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities and interest expense incurred on our Loan and Security Agreement, gains on our warrant liability and losses (gains) on the our litigation liability.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Variance
Revenue	$500,000	$-	$500,000
Research and development expenses	2,898,012	1,464,687	1,433,325
General and administrative expenses	1,129,519	1,525,592	(396,073)
Interest and investment income	(69,877)	(17,344)	52,533
Interest expense	7,568	57,428	(49,860)
Gain on warrant liability	(583,445)	(221,322)	(362,123)
Loss (gain) on litigation settlement	(250,000)	4,000,000	(4,250,000)

Revenue

The increase in revenue during the three months ended June 30, 2022 related to a non-refundable cash fee of $500,000 received from Antares for consideration of a 90 day extension to exercise its option to license LPCN 1111. On June 30, 2022, Antares’ option to license TLANDO XR expired and was not exercised.

Research and Development Expenses

The increase in research and development expenses during the three months ended June 30, 2022 was primarily due to a $989,000 increase in contract research organization expense related to the Phase 2 POC study in male cirrhotic subjects with LPCN 1148, a $729,000 increase in costs related to LPCN 1154 clinical studies, a $115,000 increase in personnel expense from recruiting and salaries of additional personnel, and a $60,000 increase in our LPCN 1111 and LPCN 1107 clinical studies. These increases were offset by a $397,000 decrease in contract research organization expense and outside consulting costs related to the completion of our LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, and a $58,000 decrease in costs associated with TLANDO, as well as a $5,000 decrease in other R&D expenses.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended June 30, 2022 was due to a $561,000 decrease in legal fees primarily related to the 2021 settlement of the patent infringement lawsuit with Clarus Therapeutics Inc. and the ongoing class action lawsuit defense and a $42,000 decrease in personnel costs due to employee turnover. These decreases were offset by a $82,000 increase in professional fees related to the recruitment of additional directors to our Board, a $55,000 increase related to proxy solicitation services and proxy distribution services, a $23,000 increase in corporate insurance expenses, a $17,000 increase in royalty expense related to the net sales of TLANDO resulting from its commercial launch in June 2022, and a $30,000 increase in other general and administrative expenses.

Interest and Investment Income

The increase in interest and investment income during the three months ended June 30, 2022 was mainly due to higher interest rates in 2022 compared to 2021.

Interest Expense

The decrease in interest expense during the three months ended June 30, 2022 was due to a decrease in interest expense on our Loan and Security Agreement with SVB as a result of lower principal balances on the loan in 2022 as compared with 2021. The SVB loan matured and was paid in full in June of 2022.

Gain on Warrant Liability

We recorded a gain of $583,000 and a gain of $221,000, respectively, on warrant liability during the three months ended June 30, 2022 and 2021 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2022 was attributable to a decrease in the value of warrants outstanding as of June 30, 2022 as compared to March 31, 2022 which was mainly due to a decrease in our stock price. The gain in 2021 was attributable to a decrease in the value of warrants outstanding as of June 30, 2021 as compared to March 31, 2021 and was also mainly due to a decrease in our stock price. There were zero common stock warrants from the November 2019 Offering exercised during the three months ended June 30, 2022 and 2021, respectively. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Litigation Settlement

During the three months ended June 30, 2022, we recorded a gain on the settlement of litigation liability of $250,000 as a result of the April 2022 Amendment to the Global Agreement with Clarus (“Amended Settlement Agreement”). The Amended Settlement Agreement settled the payments due in July 2022 and 2023 for $1,250,000 rather than the $1,500,000 total future payments due under the terms of the Global Agreement agreed to in 2021. Under the terms of the Global Agreement we entered into in 2021, we had agreed to pay Clarus $4.0 million payable as follows: $2.5 million which was paid in July 2021, $1.0 million which was to be paid on July 13, 2022, and $500,000 to be paid on July 13, 2023.

During the three months ended June 30, 2021, we recorded a litigation settlement expense of $4.0 million resulting from the Global Agreement with Clarus which resolved all outstanding claims between the two companies.

No future royalties are owing from either party. On July 15, 2021, the Court dismissed with prejudice the Company’s claims and Clarus’ counterclaims.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021	Variance
Revenue	$500,000	$-	$500,000
Research and development expenses	4,785,965	3,045,228	1,740,737
General and administrative expenses	2,373,205	3,059,544	(686,339)
Interest and investment income	(111,453)	(27,993)	83,460
Interest expense	27,098	126,401	(99,303)
Gain on warrant liability	(205,457)	(26,257)	(179,200)
Loss (gain) on litigation settlement	(250,000)	4,000,000	(4,250,000)
Income tax expense	200	200	-

Revenue

The increase in revenue during the six months ended June 30, 2022 related to a non-refundable cash fee of $500,000 received from Antares for consideration of a 90 day extension to exercise its option to license LPCN 1111. On June 30, 2022, Antares’ option to license a license for TLANDO XR expired and was not exercised.

Research and Development Expenses

The increase in research and development expenses during the six months ended June 30, 2022 was due to a $1.4 million increase in contract research organization expense related to the Phase 2 POC study in male cirrhotic subjects with LPCN 1148, a $976,000 increase in costs related to LPCN 1154 clinical studies, a $254,000 increase related to LPCN 1111 scale up activities and a food effect study in LPCN 1107, a $239,000 increase in personnel expense resulting from the recruiting and hiring of additional personnel, and a $72,000 increase in other research and development costs. These increases were offset by a $1.1 million decrease in contract research organization expense and outside consulting costs related to the completion of our LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, and a $145,000 decrease in costs associated with TLANDO.

General and Administrative Expenses

The decrease in general and administrative expenses during the six months ended June 30, 2022 was primarily due to a $1.0 million decrease in legal fees related to the 2021 settlement of the patent infringement lawsuit with Clarus Therapeutics Inc. and the ongoing class action lawsuit defense, a decrease of $63,000 in personnel costs due to employee turnover, and a $41,000 decrease in other general and administrative expenses. These decreases were offset by a $140,000 increase in professional fees related to the recruitment of additional directors to our Board, a $110,000 increase related to proxy solicitation services and proxy distribution services, $97,000 increase in various other consulting fees, a $49,000 increase in corporate insurance expenses, and a $17,0000 increase in royalty expense related to the net sales of TLANDO resulting from its commercial launch in June 2022.

Interest and Investment Income

The increase in interest and investment income during the six months ended June 30, 2022 was due to higher interest rates in 2022 compared to 2021, despite lower cash and marketable investment securities balances.

Interest Expense

The decrease in interest expense during the six months ended June 30, 2022 was due to a decrease in interest expense on our Loan and Security Agreement with SVB, mainly as a result of lower principal balances 2022 as compared to 2021. The SVB loan matured and was paid in full in June of 2022.

Gain on Warrant Liability

We recorded a gain of $205,000 and a gain of $26,000, respectively, on warrant liability during the six months ended June 30, 2022 and 2021 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2022 was attributable to a decrease in the value of warrants outstanding as of June 30, 2022 as compared to December 31, 2021 due to a a decrease in our stock price and the shorter term remaining on the outstanding warrants. The gain in 2021 was attributable to a decrease in the value of warrants outstanding as of June 30, 2021 as compared to December 31, 2020 due to a small decrease in the number of warrants outstanding, a decrease in our volatility and the shorter term remaining on the outstanding warrants. There were zero and 10,000 common stock warrants from the November 2019 Offering exercised during the six months ended June 30, 2022 and 2021, respectively. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Litigation Settlement

During the six months ended June 30, 2022, we recorded a gain on the settlement of litigation liability of $250,000 as a result of the April 2022 Amendment to Global Agreement with Claurus (“Amended Settlement Agreement”). The Amended Settlement Agreement settled the payments due in July 2022 and 2023 for $1,250,000 rather than the $1,500,000 total future payments due under the terms of the Global Agreement agreed to in 2021. Under the terms of the Global Agreement we entered into in 2021, we had agreed to pay Clarus $4.0 million payable as follows: $2.5 million which was paid in July 2021, $1.0 million which was to be paid on July 13, 2022 and $500,000 to be paid on July 13, 2023.

During the six months ended June 30, 2021, we recorded a litigation settlement expense of $4.0 million resulting from the Global Agreement with Clarus which resolved all outstanding claims between the two companies.

No future royalties are owing from either party. On July 15, 2021, the Court dismissed with prejudice the Company’s claims and Clarus’ counterclaims.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, pre-clinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the clinical development of LPCN 1144, LPCN 1111, LPCN 1148, LPCN 1107, LPCN 1154 and LPCN 2101, and any other product candidate, including continued research efforts.

As of June 30, 2022, we had $37.4 million of unrestricted cash, cash equivalents and marketable investment securities compared to $46.6 million at December 31, 2021.

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

On January 5, 2018, we entered into the Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bore interest at a rate equal to the Prime Rate, as reported in money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest was payable monthly. Additionally on April 1, 2020, we entered into a Deferral Agreement with SVB. Under the Deferral Agreement, principal repayments were deferred by six months and we were only required to make monthly interest payments during the deferral period. The Loan matured and was paid in full on June 1, 2022. Additionally, we made a final payment at maturity equal to $650,000 (the “Final Payment Charge”) at the time the loan matured. The expense of the final payment charge had been recognized over the term of the facility using the effective interest method.

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

During the three and six months ended June 30, 2022, we did not sell any shares of our common stock pursuant to our current Registration Statement on Form S-3 (File No. 333-250072). During the six months ended June 30, 2021, we sold 1,811,238 shares of our common stock resulting in net proceeds of approximately $3.4 million under the Sales Agreement which is net of $112,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs. As of June 30, 2022, we had $41.2 million available for sale under the Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least June 30, 2023 which includes an on-going clinical study for LPCN 1148, future clinical studies for LPCN 1154 and LPCN 2101, research and development activities and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 1144, LPCN 1111, LPCN 1107, and NAS including LPCN 1154 and LPCN 2101. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least June 30, 2023, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after June 30, 2023, to support our operations. If we are unsuccessful in raising additional capital, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1144, LPCN 1111, LPCN 1107, and NAS including LPCN 1154 and LPCN 2101. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the Sales Agreement when not restricted due to terms of previous financings but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our clinical studies, pre-clinical testing and other related activities for all of our product candidates, including LPCN 1148, LPCN 1111, LPCN 1144, LPCN 1107 and neuroactive steroids including LPCN 1154 and LPCN 2101;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

●	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

●	the terms and timing of any collaborative, licensing, settlement and other arrangements that we may establish;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing and outcomes of regulatory approvals;

●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

●	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(6,931,731)	$(6,425,056)
Cash provided by (used in) investing activities	11,083,460	(35,426,211)
Cash provided from (used in) financing activities	(2,121,088)	28,601,598

Net Cash Used In Operating Activities

During the six months ended June 30, 2022 and 2021, net cash used in operating activities was $6.9 million and $6.4 million, respectively.

Net cash used in operating activities during the six months June 30, 2022 and 2021 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2022, we were performing activities related to our Phase 2 POC study in male cirrhotic subjects with LPCN 1148, PK and food effect studies with LPCN 1154 and LPCN 1107 and manufacturing scale up with LPCN 1111. During 2021, we were performing activities related to the LPCN 1144 LiFT Phase 2 paired biopsy clinical study.

Net Cash Provided By (Used In) Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities was $11.1 million and during the six months ended June 30, 2021, net cash used in investing activities was $35.4 million.

Net cash provided by investing activities during the six months ended June 30, 2022 was primarily the result of the maturity of of marketable investment securities, net. Net cash used in investing activities during the six months ended June 30, 2021 was due to the purchase of marketable securities. There were $37,000 in capital expenditures during the six months ended June 30, 2022 and no capital expenditures for the six months ended June 30, 2021.

Net Cash Provided From (Used in) Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities was $2.1 million and during the six months ended June 30, 2021 net cash provided from financing activities was $28.6 million.

Net cash used in financing activities during the six months ended June 30, 2022 was mainly due to loan repayments of $1.7 million and payment of the Final Payment Charge of $650,000 related to the SVB Loan and Security Agreement, offset by net proceeds from stock option exercise of $206,000.

Net cash provided from financing activities during the six months ended June 30, 2021 was attributable to the net proceeds from the sale of 16,428,571 shares of common stock pursuant to January 2021 Offering resulting in net proceeds of $26.8 million and $3.4 million in proceeds from the sale of 1,811,238 shares of common stock pursuant to the ATM, offset by $1.7 million in debt principal repayments under the SVB Loan and Security Agreement.

Contractual Commitments and Contingencies

Long-Term Debt Obligations and Interest on Debt

On January 5, 2018, we entered into a Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bore interest at a rate equal to the Prime Rate plus one percent per annum, which interest was payable monthly. The loan matured on June 1, 2022 and the outstanding principal, interest and Final Payment Charge were paid in full.

Purchase Obligations

We enter into contracts and issue purchase orders in the normal course of business with clinical research organizations for clinical trials and clinical and commercial supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and are cancellable obligations.

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On January 24, 2022, we modified and extended the lease through February 28, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 9, 2022.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2022.

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

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. However, on February 11, 2020, we voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. Clarus has answered the complaint and asserted counterclaims of non-infringement and invalidity. We answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and a summary judgment hearing on January 15, 2021. In May 2021, the Court granted Clarus’ motion for Summary Judgment, finding the asserted claims of Lipocine’s U.S. patents 9,034,858; 9,205,057; 9,480,690; and 9,757,390 invalid for failure to satisfy the written description requirement of 35 U.S.C. § 112. Clarus still had remaining claims before the Court. On July 13, 2021, Clarus and Lipocine entered into a global settlement agreement (“Global Agreement”) which resolved all outstanding claims of this litigation as well as the on-going United States Patent and Trademark Office (“USPTO”) Interference No. 106,128 between the parties. Under the terms of the Global Agreement, Lipocine agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022 and $500,000 on July 13, 2023. On April 29,2022, the Company agreed to an amendment to Section 3.1 of the Global Agreement, pursuant to which the Company agreed to pay Clarus $1,250,000 in May 2022, with no additional payments required thereafter. No future royalties are owing from either party. On July 15, 2021, the Court dismissed with prejudice Lipocine’s claims and Clarus’ counterclaims.

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

On March 13, 2020, we filed U.S. patent application serial number 16/818,779 (“the Lipocine ‘779 Application”) with the United States Patent and Tradmark Office (“USPTO”). On October 16 and November 3, 2020, we filed suggestions for interference with the USPTO requesting that a patent interference be declared between the Lipocine ‘779 Application and US patent application serial number 16/656,178 to Clarus Therapeutics, Inc. (“the Clarus ‘178 Application”). Pursuant to our request, the Patent Trial and Appeal Board (“PTAB”) at the USPTO declared the interference on January 4, 2021 to ultimately determine, as between us and Clarus, who is entitled to the claimed subject matter. The interference number is 106,128, and we were initially declared Senior Party. A conference call with the PTAB was held on January 25, 2021 to discuss proposed motions. On February 1, 2021, the PTAB issued an order authorizing certain motions and setting the schedule for the preliminary motions phase. On July 13, 2021, we entered into the Global Agreement with Clarus to resolve interference No. 106,128 among other items. On July 26, 2021, the PTAB granted our request for adverse judgment in interference No. 106,128 in accordance with the Global Agreement.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022, risk factors discussed in Item 1A of the Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 9, 2022 and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022 and from our risk factors included in our Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 9, 2022:

Risks Relating to Our Business and Industry

We will need to grow our Company, and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2022, we had 15 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our future growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Ownership of Our Common Stock

The value of our warrants outstanding from the November 2019 Offering is subject to potentially material increases and decreases based on fluctuations in the price of our common stock, among other factors.

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

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. As of June 30, 2022, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $590,000. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of June 30, 2022, our executive officers and directors beneficially owned approximately 4.9% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $0.73 and as high as $1.85 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Nasdaq may delist our securities from its exchange, which could harm our business and limit our stockholders’ liquidity.

Our common stock is currently listed on the Nasdaq Capital Market (“Nasdaq”), which has qualitative and quantitative listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity, a minimum number of holders of our common stock and a minimum bid price.

On June 7, 2022, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for our listed securities was less than $1 for the previous 30 consecutive business days. We have a period of 180 calendar days, or until December 5, 2022, to regain compliance with the rule referred to in this paragraph. To regain compliance, the bid price of our common stock must close at $1 or more for a minimum of ten consecutive business days. The notice has no present impact on the listing of our securities on Nasdaq.

In the event that we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. We intend to actively monitor our bid price and will consider available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rules, including considering whether to conduct a reverse stock split.

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our common stock continues to be listed on NASDAQ, our common stock will be a covered security. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1144, LPCN 1148 and LPCN 1154. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of June 30, 2022, we had an accumulated deficit of $178.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1148, LPCM 1111, LPCM 1144, LPCN 1107 and NAS, if initiated. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-36357	3.2	7/25/2013

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-36357	3.1	12/1/2015

3.3	Certificate of Increase of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).	8-K	001-36357	3.1	11/1/2021

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine, Inc.	8-K	001-36357	3.4	06/28/2022

10.1+	License Agreement, dated October 14, 2021, by and between Lipocine Inc. and Antares Pharma, Inc.	10-Q	001-36357	10.1	11/10/2021

10.2+	First Amendment to License Agreement, dated April 1, 2022, made by and among Lipocine Inc., and Antares Pharma, Inc.	10-Q	001-36357	10.1	5/9/2022

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: August 8, 2022	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2022	/s/ Krista D. Fogarty
Krista Fogarty, Corporate Controller (Principal Financial and Accounting Officer)

