Form 10-Q
period 2022-09-30
Lipocine Inc.
filed 2022-11-09
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to__________ .

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

Outstanding Shares

As of November 7, 2022, the registrant had 88,510,791 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,396,960	$2,950,552
Marketable investment securities	31,858,842	41,667,405
Accrued interest income	40,774	247,253
Contract asset - current portion	579,428	-
Prepaid and other current assets	1,234,536	1,514,465
Total current assets	36,110,540	46,379,675

Marketable investment securities	-	2,021,800
Contract asset - non-current portion	3,252,500	4,050,000
Property and equipment, net of accumulated depreciation of $1,150,952 and $1,144,077	37,435	7,211
Other assets	23,753	23,753
Total assets	$39,424,228	$52,482,439

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$630,456	$1,289,342
Accrued expenses	880,850	1,016,458
Debt - current portion	-	2,310,825
Litigation settlement liability - current portion	-	1,000,000
Total current liabilities	1,511,306	5,616,625

Warrant liability	264,099	795,796
Litigation settlement liability - non-current portion	-	500,000

Total liabilities	1,775,405	6,912,421

Commitments and contingencies (notes 6, 8, 9 and 11)

Stockholders’ equity:

Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 88,516,501 and 88,296,360 issued and 88,510,791 and 88,290,650 outstanding	8,851	8,829
Additional paid-in capital	218,952,749	218,286,324
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(76,935)	(18,016)
Accumulated deficit	(181,195,130)	(172,666,407)
Total stockholders’ equity	37,648,823	45,570,018

Total liabilities and stockholders’ equity	$39,424,228	$52,482,439

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:	$-	$54,994	$500,000	$54,994

Operating expenses:
Research and development	2,100,432	2,366,521	6,886,398	5,411,748
General and administrative	798,939	1,222,146	3,172,144	4,281,690
Total operating expenses	2,899,371	3,588,667	10,058,542	9,693,438

Operating loss	(2,899,371)	(3,533,673)	(9,558,542)	(9,638,444)

Other income (expense):
Interest and investment income	163,966	17,264	275,420	45,257
Interest expense	-	(44,839)	(27,098)	(171,241)
Unrealized gain on warrant liability	326,240	479,951	531,697	506,208
Gain (loss) litigation settlement liability	-	-	250,000	(4,000,000)
Total other income (expense), net	490,206	452,376	1,030,019	(3,619,776)

Loss before income tax expense	(2,409,165)	(3,081,297)	(8,528,523)	(13,258,220)

Income tax expense	-	-	(200)	(200)

Net loss	$(2,409,165)	$(3,081,297)	$(8,528,723)	$(13,258,420)

Basic loss per share attributable to common stock	$(0.03)	$(0.03)	$(0.10)	$(0.15)

Weighted average common shares outstanding, basic	88,506,479	88,290,650	88,439,198	86,477,640
Diluted loss per share attributable to common stock	$(0.03)	$(0.04)	$(0.10)	$(0.16)

Weighted average common shares outstanding, diluted	88,771,698	88,963,899	88,945,040	87,197,002

Comprehensive loss:
Net loss	$(2,409,165)	$(3,081,297)	$(8,528,723)	$(13,258,420)
Net unrealized gain (loss) on available-for-sale securities	7,972	(3,234)	(58,919)	(3,420)

Comprehensive loss	$(2,401,193)	$(3,084,531)	$(8,587,642)	$(13,261,840)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balances at June 30, 2021	88,290,650	$8,830	5,710	$(40,712)	$217,986,752	$(186)	$(182,209,131)	$35,745,553

Net loss	-	-	-	-	-	-	(3,081,297)	(3,081,297)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(3,234)	-	(3,234)

Stock-based compensation	-	-	-	-	154,998	-	-	154,998

Costs associated with ATM offering	-	-	-	-	(4,932)	-	-	(4,932)
Balances at September 30, 2021	88,290,650	$8,830	5,710	$(40,712)	$218,136,818	$(3,420)	$(185,290,428)	$32,811,088

	Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2020	70,036,257	$7,005	5,710	$(40,712)	$187,407,634	$-	$(172,032,008)	$15,341,919

Net loss	-	-	-	-	-	-	(13,258,420)	(13,258,420)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(3,420)	-	(3,420)

Stock-based compensation	-	-	-	-	449,311	-	-	449,311

Option exercises	4,584	-	-	-	6,693	-	-	6,693

Common stock sold through equity offering	16,428,571	1,643	-	-	26,838,814	-	-	26,840,457

Common stock issued for warrant exercises	10,000	1	-	-	4,999	-	-	5,000

Settlement of warrant liability on warrant exercises	-	-	-	-	18,365	-	-	18,365

Common stock sold through ATM offering	1,811,238	181	-	-	3,411,002	-	-	3,411,183
Balances at September 30, 2021	88,290,650	$8,830	5,710	$(40,712)	$218,136,818	$(3,420)	$(185,290,428)	$32,811,088

	Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at June 30, 2022	88,499,124	$8,850	5,710	$(40,712)	$218,792,479	$(84,907)	$(178,785,965)	$39,889,745

Net loss	-	-	-	-	-	-	(2,409,165)	(2,409,165)

Unrealized net gain on marketable investment securities	-	-	-	-	-	7,972	-	7,972

Stock-based compensation	-	-	-	-	160,227	-	-	160,227

Option Exercises	11,667	1	-	-	5,343	-	-	5,344

Costs associated with ATM offering	-	-	-	-	(5,300)	-	-	(5,300)

Balances at September 30, 2022	88,510,791	$8,851	5,710	$(40,712)	$218,952,749	$(76,935)	$(181,195,130)	$37,648,823

	Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2021	88,290,650	$8,829	5,710	$(40,712)	$218,286,324	$(18,016)	$(172,666,407)	$45,570,018

Net loss	-	-	-	-	-	-	(8,528,723)	(8,528,723)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(58,919)	-	(58,919)

Stock-based compensation	-	-	-	-	470,824	-	-	470,824

Option exercises	220,141	22	-	-	211,401	-	-	211,423

Costs associated with ATM offering	-	-	-	-	(15,800)	-	-	(15,800)

Balances at September 30, 2022	88,510,791	$8,851	5,710	$(40,712)	$218,952,749	$(76,935)	$(181,195,130)	$37,648,823

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:

Net loss	$(8,528,723)	$(13,258,420)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	6,875	-
Stock-based compensation expense	470,824	449,311
Non-cash interest expense	5,842	45,571
Non-cash gain on change in fair value of warrant liability	(531,697)	(506,208)
Amortization of premium on marketable investment securities	36,988	358,959

Changes in operating assets and liabilities:
Accrued interest income	206,479	(158,839)
Contract asset	218,072	-
Prepaid and other current assets	279,929	(882,383)
Accounts payable	(658,886)	(871,668)
Accrued expenses	(135,608)	(82,166)
Litigation settlement liability	(1,250,000)	1,500,000
Gain on extinguishment of litigation settlement liability	(250,000)	-

Cash used in operating activities	(10,129,905)	(13,405,843)

Cash flows from investing activities:
Purchase of fixed assets	(37,099)	-
Purchases of marketable investment securities	(33,567,544)	(37,307,767)
Maturities of marketable investment securities	45,302,000	3,250,000

Cash provided by (used in) investing activities	11,697,357	(34,057,767)

Cash flows from financing activities:

Debt repayments	(1,666,667)	(2,500,000)
End of loan payment	(650,000)	-
Net proceeds from common stock offering	-	26,840,457
Proceeds from (costs associated with) ATM	(15,800)	3,411,183
Proceeds from stock option exercises	211,423	6,693
Net proceeds from exercise of warrants	-	5,000

Cash provided by (used in) financing activities	(2,121,044)	27,763,333

Net decrease in cash and cash equivalents	(553,592)	(19,700,277)

Cash, cash equivalents, and restricted cash at beginning of period	2,950,552	24,217,382

Cash, cash equivalents, and restricted cash at end of period	$2,396,960	$4,517,105

Supplemental disclosure of cash flow information:
Interest paid	$21,256	$125,670
Income taxes paid	200	200

Supplemental disclosure of non-cash investing and financing activity:
Settlement of warrant liability on warrant exercises	$-	$18,365
Net unrealized loss on available-for-sale securities	(58,919)	(3,420)
Accrued final payment charge on debt	5,842	45,571

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2022.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least September 30, 2023 which includes an on-going clinical study for LPCN 1148 in the management of decompensated cirrhosis, a pilot pharmacokinetic (“PK”) bridge study for LPCN 1154 in Postpartum Depression (“PPD”), and compliance with regulatory requirements. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects if additional activities are performed by the Company including additional clinical studies for LPCN 1148, LPCN 1144 for non-cirrhotic non-alcoholic steatohepatitis (“NASH”), LPCN 1111 an oral TRT product with the potential for once daily dosing, LPCN1107 for the prevention of recurrent preterm birth, LPCN 1154 and LPCN 2101 for epilepsy. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least September 30, 2023, the Company will need to raise additional capital at some point through the equity or debt markets or via out-licensing activities to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern may become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107, LPCN 1154 and LPCN 2101. Conversely, the Company’s capital resources could last longer if it reduces expenses, reduces the number of activities currently contemplated under our operating plan, terminates, modifies the design or suspends on-going clinical studies or terminates or settles any on-going litigation activities.

(2) Revenue

The Company generates most of its revenue from license and royalty arrangements. At inception of each contract, the Company identifies the goods and services that have been promised to the customer and each of those that represent a distinct performance obligation, determines the transaction price including any variable consideration, allocates the transaction price to the distinct performance obligations and determines whether control transfers to the customer at a point in time or over time. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company reassesses its reserves for variable consideration at each reporting date and makes adjustments, if necessary, which may affect revenue and earnings in periods in which any such changes become known.

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

Royalties. Royalties revenue consists of sales-based and minimum royalties earned under license agreements for our products. Performance obligations under these licenses, which consist of the right to use the Company’s proprietary technology, are satisfied at a point in time corresponding with delivery of the underlying technology rights to the licensee, which is generally upon transfer of the licensed technology/product to the customer. Sales-based royalties revenue represents variable consideration under the license agreements and is recognized in the period a customer sells products incorporating the Company’s licensed technologies/products. The Company estimates sales-based royalties revenue earned but unpaid at each reporting period using information provided by the licensee. The Company’s license arrangements may also provide for minimum royalties, which the Company recognizes upon the satisfaction of the underlying performance obligation, which generally occurs with delivery of the underlying technology rights to the licensee. Sales-based and minimum royalties are generally due within 45 days after the end of each quarter in which they are earned.

Contract Assets. Contract assets consist of minimum royalty revenue earned in relation to the license agreement but not yet payable based on the terms of the contract. The contract asset as of September 30, 2022 is related to the Antares License Agreement. The contract asset was reduced by approximately $218,000 for royalty payments received during the 90 days ended September 30, 2022. These royalties were received from Antares under the terms of our license agreement based on net sales of TLANDO in the second quarter of 2022. Based on the terms of the license agreement and sales estimates for the third quarter of 2022 provided by Antares, the Company estimates that it will not receive a royalty payment on estimated third quarter 2022 net sales of TLANDO under this agreement.

Revenue Concentration. A major customer is considered to be one that comprises more than 10% of the Company’s total revenues. The Company recognized revenue of $0 and $500,000 for the three and nine months ended September 30, 2022, and $55,000 for both the three and nine months ended September 30, 2021. The revenue recognized in 2022 was 100% from one major customer, Antares.

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

The diluted loss per share for the three and nine months ended September 30, 2021, has been revised to reflect minor changes in the diluted loss per share calculation related to the treatment of the gain on warrant liability. This resulted in a change in the diluted net loss per share from a loss per share of $0.03 per share as reported to $0.04 per share as revised for the three months ended September 30, 2021, and from $0.15 per share as reported to $0.16 per share as revised for the nine months ended September 30, 2021.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic loss per share attributable to common stock:
Numerator
Net loss	$(2,409,165)	$(3,081,297)	$(8,528,723)	$(13,258,420)

Denominator
Weighted avg. common shares outstanding	88,506,479	88,290,650	88,439,198	86,477,640

Basic loss per share attributable to common stock	$(0.03)	$(0.03)	$(0.10)	$(0.15)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(2,409,165)	$(3,081,297)	$(8,528,723)	$(13,258,420)
Effect of dilutive securities on net loss:
Common stock warrants	326,240	479,951	531,697	506,208
Total net loss for purpose of calculating diluted net loss per common share	$(2,735,405)	$(3,561,248)	$(9,060,420)	$(13,764,628)
Denominator
Weighted avg. common shares outstanding	88,506,479	88,290,650	88,439,198	86,477,640
Weighted average effect of dilutive securities:
Common stock warrants	265,219	673,249	505,842	719,362
Total shares for purpose of calculating diluted net loss per common share	88,771,698	88,963,899	88,945,040	87,197,002

Diluted loss per share attributable to common stock	$(0.03)	$(0.04)	$(0.10)	$(0.16)

The computation of diluted loss per share for the three and nine months ended September 30, 2022 and 2021 does not include the following stock options and warrants to purchase shares of common stock in the computation of diluted loss per share because these instruments were antidilutive:

	September 30,
	2022	2021
Stock options	3,992,937	3,913,705
Warrants	840,336	840,336

(4) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2022 and December 31, 2021 were as follows:

September 30, 2022	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$9,450,836	$-	$(38,071)	$9,412,765
Corporate bonds, notes and commercial paper	22,484,941	-	(38,864)	22,446,077
	$31,935,777	$-	$(76,935)	$31,858,842

December 31, 2021	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$5,526,122	-	(10,202)	$5,515,920
Commercial paper	38,181,099	-	(7,814)	38,173,285

	$43,707,221	$-	$(18,016)	$43,689,205

Maturities of debt securities classified as available-for-sale securities at September 30, 2022 are as follows:

September 30, 2022	Amortized Cost	Aggregate fair value
Due within one year	$31,935,777	$31,858,842
	$31,935,777	$31,858,842

There were no sales of marketable investment securities during the three and nine months ended September 30, 2022 and 2021, and therefore no realized gains or losses. Additionally, during the three months ended September 30, 2022 and 2021, $11.5 million and $2.8 million marketable investment securities matured, and $45.3 million and $3.3 million of marketable investment securities matured during the nine months ended September 30, 2022 and 2021, respectively. The Company determined there were no other-than-temporary impairments for the three and nine months ended September 30, 2022 and 2021.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

		Fair value measurements at reporting date using
	September 30, 2022	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$1,862,975	$1,862,975		$-
Government treasury bills	9,412,765	9,412,765		-
Commercial paper	16,869,779	-	16,869,779	-
Corporate bonds and notes	5,576,298	-	5,576,298	-

	$33,721,817	$11,275,740	$22,446,077	$-

Liabilities:
Warrant liability	$264,099	-	-	264,099
	$33,985,916	$11,275,740	$22,446,077	$264,099

		Fair value measurements at reporting date using
	December 31, 2021	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,089,751	$2,089,751	$-	$-
Government treasury bills	5,515,920	5,515,920	-	-
Commercial paper	15,385,634	-	15,385,634	-
Corporate bonds and notes	22,787,651	-	22,787,651	-

	$45,778,956	$7,605,671	$38,173,285	$-

Liabilities:
Warrant liability	$795,796	-	-	795,796
	$46,574,752	$7,605,671	$38,173,285	$795,796

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of September 30, 2022, include (i) volatility of 100.0%, (ii) risk free interest rate of 4.22%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.45, and (v) expected life of 2.13 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2021, include (i) volatility of 100.0%, (ii) risk free interest rate of 0.97%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.99, and (v) expected life of 2.88 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2022.

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

At September 30, 2022 and December 31, 2021, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(8) Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. The Company incurred royalty expense of approximately $0 and $17,000 during the three and nine months ended September 30, 2022 and did not incur any royalties expense during the three and nine months ended September 30, 2021.

(b)	Antares Pharma, Inc.

On October 14, 2021, the Company entered into a license agreement (“License Agreement”) with Antares Pharma, Inc. (“Antares”) pursuant to which the Company granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO® from the U.S. Food and Drug Administration (“FDA”), the Company’s TLANDO product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in New Drug Application (“NDA”) No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), in each case within the United States. TLANDO received FDA approval on March 29, 2022.

Upon execution of the Antares License Agreement, Antares paid to the Company an initial payment of $11.0 million. Antares will also make additional payments of $5.0 million to the Company on each of January 1, 2025, and January 1, 2026, provided that certain conditions are satisfied. The Company is also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to TLANDO, as licensed by Antares under the Antares License Agreement. In addition, upon commercialization, the Company will receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. The Company retains development and commercialization rights in the rest of the world, and with respect to applications outside of the Field inside or outside the United States. Antares also purchased certain existing inventory of licensed products from the Company. Finally, pursuant to the terms of the Antares License Agreement, Antares is generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of TLANDO in the Field in the United States, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the United States. The Antares License Agreement also provided Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR (LPCN 1111), the Company’s potential once-daily oral product candidate for testosterone replacement therapy. On April 1, 2022, the Company entered into the First Amendment to the License Agreement (the “Amendment”), pursuant to which the License Agreement was amended to extend the deadline by which Antares was to exercise its option to license TLANDO XR to June 30, 2022. As consideration for the Company agreeing to enter into the Amendment, in April 2022 Antares paid the Company a non-refundable cash fee of $500,000. On June 30, 2022, Antares’ option to license TLANDO XR expired and was not exercised. Lipocine retains all development and commercialization rights to TLANDO XR. The Company recognized revenue under the Antares Licensing Agreement of $0 and $500,000 during the three and nine months ended September 30, 2022, and $0 during the three months and nine months ended September 30, 2021.

On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through the merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme.

(c)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct pre-clinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $1.4 million and $1.8 million, respectively, for the three months ended September 30, 2022 and 2021 and $4.6 million and $3.4 million, respectively, for the nine months ended September 30, 2022 and 2021 under these agreements and has recorded these expenses in research and development expenses.

(9) Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2023.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2022 are:

Operating
leases
Year ending December 31:
2022	$85,910
2023	57,273

Total minimum lease payments	$143,183

The Company’s rent expense was $86,000 and $83,000 for the three months ended September 30, 2022 and 2021, respectively. The Company’s rent expense was $256,000 and $248,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, the Company had sold an aggregate of 15,023,073 shares at a weighted-average sales price of $2.19 per share under the Sales Agreement for aggregate gross proceeds of $32.9 million and net proceeds of $31.7 million, after deducting sales agent commission and discounts and our other offering costs. During the three months ended September 30, 2022 and 2021, the Company did not sell any shares of its common stock pursuant to the Sales Agreement. During the nine months ended September 30, 2022 and 2021, the Company sold zero and 1,811,238 shares of our common stock pursuant to the Sales Agreement. The shares sold during the nine months ended September 30, 2021, were sold at a weighted-average sales price of $1.95 per share, resulting in net proceeds of approximately $3.4 million under the Sales Agreement which is net of $112,000 in expenses. As of September 30, 2022, the Company had $41.2 million available for sale under the Sales Agreement.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $160,000 and $155,000, respectively, for the three months ended September 30, 2022 and 2021, and approximately $471,000 and $449,000, respectively, for the nine months ended September 30, 2022 and 2021, and is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research and development	$83,504	$70,911	$251,427	$207,280
General and administrative	76,723	84,087	219,397	242,031

	$160,227	$154,998	$470,824	$449,311

The Company issued 27,000 stock options and 531,000 stock options, respectively, during the three and nine months ended September 30, 2022 and issued zero and 376,000 stock options during the three and nine months ended September 30, 2021.

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

For options granted during the nine months ended September 30, 2022 and 2021, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2022	2021
Expected term	5.78 years	5.70 years
Risk-free interest rate	1.98%	0.52%
Expected dividend yield	—	—
Expected volatility	101.50%	95.52%

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

As of September 30, 2022, there was $956,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares were authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 3,221,906 to 5,721,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 5,721,906 shares of common stock are authorized for issuance under the 2014 Plan, with 1,287,586 shares remaining available for grant as of September 30, 2022.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2021	4,551,205	$2.82
Options granted	531,000	1.04
Options exercised	(220,141)	0.96
Options forfeited	(488,747)	1.16
Options cancelled	(380,380)	5.48
Balance at September 30, 2022	3,992,937	2.63

Options exercisable at September 30, 2022	2,663,444	3.38

The following table summarizes information about stock options outstanding and exercisable at September 30, 2022:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

3,992,937	6.13	$2.63	$-	2,663,444	4.70	$3.38	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 11,667 and 220,141, respectively, stock options exercised during the three and nine months ended September 30, 2022, and there were zero and 4,584 stock options exercised during the three and nine months ended September 30, 2021.

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

As of September 30, 2022, the Company had 1,094,030 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on September 30, 2022 and on December 31, 2021 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	September 30, 2022	December 31, 2021
Expected life in years	2.13	2.88
Risk-free interest rate	4.22%	0.97%
Dividend yield	—	—
Volatility	100.00%	100.00%
Stock price	$0.45	$0.99

During the three and nine months ended September 30, 2022, the Company recorded a non-cash gain of $326,000 and $532,000, respectively, from the change in fair value of the November 2019 Offering warrants. During the three and nine months ended September 30, 2021, the Company recorded a non-cash gain of $480,000 and $506,000 from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2021	$795,796
Settlement of liability on warrant exercise	-
Change in fair value of common stock warrants	(531,697)
Balance at September 30, 2022	$264,099

Additionally, in the February 2020 Offering, the Company issued 5,042,017 common stock warrants, however, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity. As of September 30, 2022, there were 840,336 warrants outstanding that were issued in conjunction with the February 2020 Offering.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	1,934,366	$0.51
Issued	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at September 30, 2022	1,934,366	$0.51

During the three and nine months ended September 30, 2022, no common stock warrants were exercised. During the three and nine months ended September 30, 2021, zero and 10,000 common stock warrants to purchase one share of our common stock were exercised, resulting in proceeds of approximately $5,000.

The following table summarizes information about common stock warrants outstanding at September 30, 2022:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,934,366	2.25	$0.51	$-

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

Beyond the Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PM matter, management does not currently believe that any other matter, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

Guarantees and Indemnifications

In the ordinary course of business, the Company enters into agreements, such as lease agreements, licensing agreements, clinical trial agreements, and certain services agreements, containing standard guarantee and/or indemnification provisions. Additionally, the Company has indemnified its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

(12) Related Party Transactions

Spriaso, LLC Service Agreement

The Company has a license and a services agreement with Spriaso, LLC (“Spriaso”), a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements from Spriaso for the three and nine months ended September 30, 2022 and 2021, respectively. Additionally, during the three and nine months ended September 30, 2022, the Company did not receive any royalty revenue from Spriaso. During each of the three and nine months ended September 30, 2021, the Company received $55,000 in licensing payments from Spriaso. Spriaso filed its first NDA as an affiliated entity of the Company and used up the one-time waiver for user fees for a small business submitting its first new drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

However, in October 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses, Derivatives and Hedging, and Leases: Effective Dates, which deferred the effective date of ASU 2016-13 for certain entities, including those that are eligible to be smaller reporting companies. A company’s determination about whether it is eligible for the deferral is a one-time assessment as of November 15, 2019 based on its most recent determination of its small reporting company eligibility as of the last business day of the most recently completed second quarter. Based on this determination, the Company qualifies as a smaller reporting entity and is therefore eligible for the deferral of adoption of ASU 2016-13, resulting in a new effective date of January 1, 2023. The Company has historically not had credit losses on financial instruments and does not anticipate that the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 9, 2022, our first quarter Form 10-Q filed with the SEC on May 9, 2022, our second quarter Form 10-Q filed with the SEC on August 8, 2022, as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, or in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 8, 2022, Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 9, 2022 or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 9, 2022. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview of Our Business

We are a biopharmaceutical company focused on leveraging our proprietary Lip’ral platform to develop differentiated products through the oral delivery of previously difficult to deliver molecules, focused on treating Central Nervous System (“CNS”) disorders. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of differentiated innovative product candidates that target high unmet needs for neurological and psychiatric CNS disorders, liver diseases, and hormone supplementation for men and women. On October 14, 2021, we entered into a license agreement (the “Antares License Agreement”) for the development and commercialization of our TLANDO® product, an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”) with Antares Pharma, Inc. (“Antares” or our “Licensee”), pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product for TRT in the U.S. TLANDO is a registered trademark assigned to Antares. Any FDA required post-marketing studies will also be the responsibility of our licensee, Antares. On March 28, 2022, Antares received approval from the FDA for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through a merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme. On June 7, 2022, Halozyme announced the commercial launch of TLANDO, an oral treatment indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism).

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”); LPCN 2101 for epilepsy; and LPCN 1148 comprising a novel prodrug of testosterone, testosterone laurate (“TL”), for the management of decompensated cirrhosis. In addition to our CNS product candidates, we have assets for which we expect to seek partnerships to enable further development including LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of non-cirrhotic non-alcoholic steatohepatitis (“NASH”) which has completed phase 2 testing; LPCN 1111, a next generation oral TRT product comprised of testosterone tridecanoate (“TT”) with the potential for once daily dosing which has completed Phase 2 testing; and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

The following charts summarize the status of our product candidate development and partnering programs:

To date, we have funded our operations primarily through the sale of equity securities, debt and convertible debt and through up-front payments, research funding and royalty and milestone payments from our license and collaboration arrangements. We have not generated any revenues from product sales and we do not expect to generate revenue from product sales or other activities, other than TLANDO royalties and potential milestone payments from product sales by Antares, unless and until we obtain regulatory approval of our pipeline product candidates.

We have incurred losses in most years since our inception. As of September 30, 2022, we had an accumulated deficit of $181.2 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $8.5 million for the nine months ended September 30, 2022, compared to $13.3 million for the nine months ended September 30, 2021. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs including litigation costs, associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

●	conduct further development of our product candidates, including LPCN 1154, LPCN 2101 and LPCN 1148;

●	continue our efforts to partner LPCN 1144, LPCN 1148, LPCN 1111, LPCN 1107 and Ex-US TLANDO;

●	continue our research efforts;

●	research new products or new uses for our existing products;

●	maintain, expand and protect our intellectual property portfolio; and

●	provide general and administrative support for our operations.

To fund future long-term operations, including the potential commercialization of any of our product candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, the commercial success of TLANDO, regulatory requirements related to our other product development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, our ability to partner and/or license our products to third parties, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, in amounts sufficient to fund our operations, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

Corporate Strategy

Our goal is to become a leading biopharmaceutical company focused on leveraging our proprietary Lip’ral drug delivery technology platform to develop differentiated products through oral delivery of previously difficult to deliver molecules for CNS disorders. The key components of our strategy are to:

Advance LPCN 1154 and other CNS product candidates. We intend to focus on the development of endogenous neuroactive steroids (“NAS”) which have broad applicability in treating various CNS conditions where we can leverage our technology platform to develop highly differentiated oral therapeutics. Our priority is on the development of LPCN 1154, a fast-acting oral antidepressant for postpartum depression (“PPD”) with potential for outpatient use.

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

Develop partnership(s) to continue the advancement of non-core pipeline assets. We continuously strive to prioritize our resources in seeking partnerships of our pipeline assets. We are currently exploring partnering of our liver programs LPCN 1144, our candidate for treatment of non-cirrhotic NASH and LPCN 1148 for the management of decompensated cirrhosis, LPCN 1111, a once-a-day therapy candidate for TRT and LPCN 1107, our candidate for prevention of pre-term birth. We are exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the United States, although no licensing agreement has been entered into by the Company.

Our Development Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for postpartum depression (“PPD”), LPCN 2101 for epilepsy, and LPCN 1148, an androgen therapy for the management of cirrhosis. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 1111, LPCN 1107 and Ex-US TLANDO.

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

Oral Programs for CNS Disorders

Some preferred endogenous or naturally occurring NAS present in central nervous system act as positive allosteric modulators (“PAM”) of the GABAA receptor, the major biological target of the inhibitory neurotransmitter γ-aminobutyric acid (“GABAA”). To improve oral delivery of these modulators, several synthetic NAS derivatives of endogenous GABAA receptor PAMs, have been developed for therapeutic use in the past few decades.

We believe through utilization of our proprietary technology we may have the ability to enable effective oral delivery of endogenous GABAA receptor PAMs which historically had been deemed to be not orally bioavailable. As a novel drug class, NAS have received considerable attention because of their potential to treat various neuropsychiatric conditions including depression, movement disorders, epilepsy, anxiety, and neurodegenerative diseases. We have conducted Phase 1 PK studies for each of our two lead NAS candidates which have demonstrated promising PK results, safety, and tolerability and we are evaluating additional undisclosed CNS-focused candidates.

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a non-invasive, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. The FDA recently agreed with our proposal for establishing the efficacy of LPCN 1154 through a pivotal PK bridge to an approved IV infusion brexanolone via a 505(b)(2) NDA filing . Based on feedback from the FDA, the company has initiated a pilot PK bridge study of LPCN 1154, a prelude to a pivotal study required for NDA filing, and results from the pilot PK bridge study are expected in the first half of 2023. We have previously completed an oral PK study and a food effect study with LPCN 1154.

PPD

PPD (“Postpartum depression”), a type of major depressive disorder with onset either during pregnancy or within four weeks of delivery, refers to depression persisting up to 12 months after childbirth. PPD can be clinically segmented by the severity of symptoms and presence of a comorbidity, including epilepsy. Approximately 1 in 8 mothers suffers from PPD in the United States alone; this equates to approximately 500,000 women being affected by PPD annually.

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

Unmet medical need

Approximately, 1 in 8 mothers suffer from PPD in the United States alone, which equates to approximately 500,000 women affected by PPD annually. We believe there is considerable unmet need within women with PPD due to lack of convenient and fast-acting oral therapies. Selective Serotonin Reuptake Inhibitors (“SSRIs”) have been the traditional first-line choice for women with severe PPD requiring weeks for onset of efficacy; therefore, a need for an oral treatment option with a faster onset of action remains a significant unmet need in treating PPD, especially in women with epilepsy risk wherein psychiatric comorbidity is common and PPD rates are higher than the general population.

Injectable brexanolone (ZulressoTM, Sage Therapeutics) became the first FDA-approved treatment for postpartum depression. However, numerous factors limit the utilization of injectable brexanolone such as method of administration, cost, and safety concerns. Administration of injectable brexanolone requires a 60-hour continuous infusion in a supervised medical setting, a demanding ask for a mother with a newborn. Besides associated privacy concerns and social stigma, hospitalization may also require separation of the mother and child for a few days, which may be difficult to the already strained mother-infant bond and may present breast feeding challenges. Moreover, the pharmacotherapy costs coupled with hospitalization/childcare costs limits its accessibility and affordability to women most in need of the therapy. Finally, due to concerns about the safety of injectable Zulresso including excessive sedation or loss of consciousness, Zulresso has a Black Box Warning in its label and is only available through a restricted distribution program (REMS), and sites need significant time to become treatment ready.

We believe LPCN 1154 targets the unmet need for a convenient oral treatment with faster onset of action.

LPCN 2101: NAS for epilepsy

We are currently evaluating an additional NAS candidate, LPCN 2101, for women with epilepsy (“WWE”). We have completed a pre-clinical study for LPCN 2101 which demonstrated promising PK results, safety and tolerability. In July 2022 our IND was accepted by the FDA for LPCN 2101 for adults with epilepsy and we plan to initiate a Phase 2 IND opening proof-of-concept study to evaluate the safety, tolerability, and efficacy of LPCN 2101 in 2023 subject to the availability of additional resources.

Disease Overview – Epilepsy

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

Epilepsy is a disorder of the brain that causes seizures, affecting the physical, mental, and social well-being of persons, and is associated with a 2 to 3 times greater mortality rate compared with the general population. About 60-65% of epilepsy is idiopathic and about 30% of patients are refractory (i.e., epilepsy not well managed with currently available Anti-Seizure Medications (“ASMs”). Epilepsy is the most common neurological disorder during pregnancy.

It is estimated that approximately 900,000 child-bearing (“CB”) age women suffer from active epilepsy in the U.S. Women of CB age with epilepsy face many additional challenges due to hormonal influences on seizure activity and endocrine function throughout the different phases of their reproductive cycles. Elevated estrogen or decreased progesterone levels can exacerbate seizure frequency. Often, these women experience hormonal and endogenous NAS imbalances, coupled with fluctuations in the blood levels of ASMs that impact control of seizures, efficacy of oral contraceptives, any coexisting anxiety and/or depression and any associated sleep impairment. Epileptic patients are 5-20 times more likely to develop depression.

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

Several ASMs are known to have teratogenic effects on the developing fetus (converging evidence from registry studies indicates that teratogenic risks are highest with valproate, followed by carbamazepine and topiramate). Other commonly prescribed ASMs, including older generation agents, such as phenobarbital and phenytoin, have been associated with higher risks as compared with lamotrigine, levetiracetam, clonazepam and gabapentin (Vajda et al., 2014; Voinescu and Pennell, 2015). Moreover, risks associated with ASMs are considerable early in pregnancy; therefore, it is necessary that WWE of CB age undergo counseling, monitoring, and adjustment to the most appropriate ASM prior to becoming pregnant. It is preferable WWE of CB age discuss seizure control with their doctor for at least 6 months before conception and, if possible, cease ASM therapy or use the lowest effective dose of a single anticonvulsant according to the type of epilepsy and the fetal toxicity of the ASM. Anxiety, depression, lack of adherence to ASM, and/or contraception failure may be experienced by women who are worried about unplanned pregnancy or are late in confirming pregnancy, planned or unplanned. ASMs can reduce the efficacy of oral contraceptives, compounding this problem.

Complex, multidirectional interactions between female hormones, seizures, and ASMs exist. Most hormones act as NAS and can thus modulate brain excitability. Any changes in endogenous or exogenous hormone levels can affect the occurrence of seizures, either directly or via PK interactions that modify the plasma levels of ASMs (Harden, 2008). The PK interactions between oral contraceptives and ASMs are bidirectional (Johnston and Crawford, 2014). The efficacy of hormonal contraception may be diminished for women taking CYP-P450 enzyme inducing ASMs. Epilepsy is not a medical condition in which contraceptives are contraindicated. Contraceptive failure, possibly related to ASMs, may be responsible for up to one in four unplanned pregnancies in WWE (~12.5% of all WWE pregnancies), vs a rate of 1% in healthy women.

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

Managing uncontrolled seizures in WWE of CB age is the primary aim during preconception, pregnancy, and postpartum phases. Therefore, uncompromised ASM efficacy with acceptable variability and less or no drug-drug interactions achieved with lowest possible monotherapy dose to address fetal toxicity concerns remain highly unmet needs. Moreover, control of seizures including prevention of breakthrough seizures is critical when planning for pregnancy and also during pregnancy, as it can also lead to undesired falls or auto-accidents and compromise freedom to drive.

Select ASMs have the potential to induce contraception failures, reproductive hormone imbalance, anxiety, and depression. There remains an unmet need for an ASM without the aforementioned downsides, with no to low fetal-neonatal toxicity and without any breast-feeding concerns as well as potential to treat associated comorbidities.

While over 30 molecules have been approved for the treatment of epilepsy in the U.S., no epilepsy drug has been specifically approved for WWE of CB age. We believe our endogenous NASs as GABAA PAMs, while targeting the goal of seizure control, also have the potential for additional benefits in psychiatric disorders comorbidities (e.g., anxiety and/or depression), and sleep impairment. Moreover, these oral endogenous NAS could potentially address some of the fetal toxicity concerns related to unplanned or planned pregnancy in WWE. (1)

(1)	Ref: S.Bangar et al. Functional Neurology 2016; 31(3): 127-134; Reimers et al. Seizure. 2015 May;28:66-70.

LPCN 1148: Oral Product Candidate for the Management of Decompensated Cirrhosis

We are currently evaluating LPCN 1148 comprising testosterone laurate (“TL”) for the management of decompensated cirrhosis. We believe LPCN 1148 targets unmet needs for cirrhosis subjects including improvement in the quality of life of patients while on the liver transplant waiting list, prevention or reduction in the occurrence of new decompensation events such as hepatic encephalopathy (“HE”), and improvement in post liver transplant survival, including outcomes and costs.

We are currently conducting a Phase 2 proof of concept (“POC”) study (NCT04874350) in male cirrhotic subjects to evaluate the therapeutic potential of LPCN 1148 for the management of sarcopenia. The ongoing Phase 2 POC study is a prospective, multi-center, randomized, placebo-controlled study in male sarcopenic cirrhotic patients. Subjects will be randomized 1:1 to one of two arms. The treatment arm is an oral dose of LPCN 1148, and the second arm is a matching placebo. The primary endpoint is change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index, rates of breakthrough HE, and number of waitlist events, including all-cause mortality. Total treatment is expected to be 52 weeks. Enrollment in the Phase 2 study is expected to be completed in the fourth quarter of 2022 and top-line 24-week results are expected in the first half of 2023.

Possible outcomes of interest from the Phase 2 study include clinical outcomes such as overall survival and new decompensation events (including HE and/or ascites occurrences), rates of survival to transplant, rates of hospitalizations, infections, etc., muscle changes such as muscle mass, body composition, myosteatosis (muscle fat), functional capacity changes such as liver frailty index (“LFI”), patient reported outcomes (“PROs”), and biochemical markers including hematocrit for anemia status, albumin, creatinine/kidney function, etc.

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

HE, a significant decompensation event in patient with cirrhosis, is a brain dysfunction caused by liver insufficiency and/or portal systemic shunting. Because the damaged liver cannot function normally (as in cirrhosis), neurotoxins such as ammonia are inadequately removed from systemic circulation and travel to the brain, where they affect neurotransmission. This can cause episodes of HE, which may present as alterations in consciousness, cognition, and behavior that range from minimal to severe. Overt HE occurs in 30% to 40% of patients with cirrhosis at some point during the clinical course of their disease. As the burden of chronic liver disease and cirrhosis is increasing, the frequency of HE is also increasing.

Our Partnership Pipeline Product Candidates

We continue to pursue opportunities for partnering arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 1111, LPCN 1107 and Ex-US TLANDO. We do not currently anticipate conducting any further significant development activities with respect to these products and product candidates, without the participation of a partner. There can be no guarantee that we will be able to identify or enter into partnering arrangements on terms that are beneficial to us or at all. Even if we do enter into partnering arrangements, such arrangements may not be sufficient to successfully develop and commercialize these products.

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Antares License Agreement, we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize TLANDO, our TLANDO product for TRT in the U.S. TLANDO received FDA approval on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of our licensee, Antares. On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through a merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme.

Proof-of-concept for TLANDO was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. During the three and nine months ended September 30, 2022, we incurred royalty expense of approximately $0 and $17,000 resulting from the commercial launch of TLANDO in 2022.

Under the Pediatric Research Equity Act (“PREA”), since TLANDO received full FDA approval, under the Antares Licensing Agreement Antares will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA may also require certain post-marketing studies to be conducted which will also be the responsibility of our licensee, Antares.

Upon execution of the Antares License Agreement, Antares paid us an initial payment of $11.0 million. Antares will also make additional payments of $5.0 million to us on each of January 1, 2025, and January 1, 2026, provided that certain conditions are satisfied. We are also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to products licensed by Antares under the Antares License Agreement. In addition, we will receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. Further, on October 14, 2021, we assigned our Manufacturing Agreement, dated August 27, 2013, by and between the Company and Encap Drug Delivery (the “Manufacturing Agreement”) to Antares as part of the Antares License Agreement.

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

We had a written only response from FDA for a LPCN 1144 Type C meeting with the FDA in January 2022 to discuss the development path forward with LPCN 1144. The FDA acknowledged that the NDA submission of LPCN 1144 would be via 505(b)2 regulatory pathway and agreed that no additional non-clinical studies are needed to support an NDA submission. The FDA acknowledged that in the LiFT study subjects achieved improvements in key components associated with NASH histopathology after 36-weeks of treatment with LPCN 1144 in adult males and agreed that the proposed multicomponent primary surrogate endpoint is acceptable for seeking approval under the accelerated approval pathway. The FDA agreed that the proposed primary multicomponent surrogate endpoint, NASH resolution with no worsening of fibrosis, is acceptable for seeking approval under the accelerated approval pathway and the FDA recommended a phase 3 trial with a study duration of 72 weeks. In July 2022, Lipocine held an End of Phase 2 meeting with FDA for LPCN 1144 in NASH. The FDA recommended a phase 2 dose ranging study be conducted to identify the optimal dose prior to conducting a pivotal study. The FDA agreed to the proposed unique testosterone ester, testosterone laurate, for future clinical studies.

LPCN 1111: A Next-Generation Long-Acting Oral Product Candidate for TRT

We are in the process of scaling up the manufacturing process and generation of supplies of LPCN 1111 to enable potential partners to conduct pivotal studies for registration. We are exploring the possibility of partnering LPCN 1111 to a third party, although no partnering agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

In February 2018 we had a meeting with the FDA to discuss these pre-clinical results and to discuss the Phase 3 clinical study and path forward for LPCN 1111. Based on the results of the FDA meeting and additional pre-clinical studies conducted after the FDA meeting, we have proposed a Phase 3 protocol for LPCN 1111 and have solicited FDA feedback. Based on initial FDA feedback, we expect the Phase 3 clinical trial design to follow the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines and we expect the trial will include at least a three-month efficacy treatment period and a one-year safety component for approximately 100 subjects. We are currently seeking further clarification from FDA with respect to the total subject LPCN 1111 exposure information needed for an NDA filing. We continue to refine the Phase 3 protocol and plan to request FDA approval of the protocol once it is finalized. Additionally, the FDA previously requested that a food effect and a phlebotomy study be completed, and that ambulatory blood pressure monitoring (“ABPM”) be included as part of the Phase 3 clinical study. We are currently transferring the manufacturing of LPCN 1111 to a third-party contract manufacturer and scaling up the formulation after which we anticipate the next steps for a partner developing LPCN 1111 may be to conduct a food effect/phlebotomy study with LPCN 1111. Under the terms of the Antares License Agreement, Antares had been granted an option to license LPCN 1111, exercisable on or before March 31, 2022, for further development and, should LPCN 1111 receive FDA approval, commercialization. On April 1, 2022, the Company entered into the First Amendment to the License Agreement (the “Amendment”), pursuant to which the License Agreement was amended to extend the deadline by which Antares was to exercise its option to license LPCN 1111 to June 30, 2022. As consideration for the Company’s agreement to the Amendment, Antares paid the Company a non-refundable cash fee of $500,000 in April 2022. On June 30, 2022, Antares’ option to license LPCN 1111 expired and was not exercised.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We are exploring the possibility of partnering LPCN 1107 to a third party, although no partnering agreement has been entered into by the Company. No assurance can be given that any partnership agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

CDER issued AMAG Pharmaceuticals, the NDA holder at the time, a Notice of Opportunity for Hearing (“NOOH”) to withdraw approval of Makena, for which AMAG Pharmaceuticals responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of Makena’s treatment and the public health implications of withdrawing approval. The FDA Commissioner held a public hearing with Covis October 17 through 19, 2022, and a decision whether to withdraw approval of Makena is likely in the first quarter of 2023. During this time, Makena and the approved generics of Makena have remained on the market pending a final decision about these products by the FDA.

Currently, Makena and the approved generics of Makena are the only products approved for the prevention of recurrent preterm birth.

The FDA also indicated that it intends to hold a meeting with experts in obstetrics, neonatal care, and clinical trial design to discuss how to facilitate development of effective and safe therapies to treat preterm birth.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to generate revenue other than TLANDO royalties and licensing fees until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through September 30, 2022, we have generated $44.7 million in revenue under our various license and collaboration arrangements and from government grants. Based on the terms of the Antares license agreement, in the fourth quarter of 2021 we recorded $4.1 million in revenue and an associated contract asset for future contractual minimum royalties. We reduced our contract asset by $218,000 in the third quarter of 2022 due to a royalty payment received from Antares under the terms of our license agreement, based on net sales of TLANDO in the second quarter of 2022. We estimate that we will not receive a payment for royalties based on estimated third quarter 2022 net sales of TLANDO. We may never generate revenues from any of our clinical or pre-clinical development programs other than TLANDO as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $135.4 million in research and development expenses through September 30, 2022.

We expect to continue to incur significant costs as we develop our other product candidates, including our CNS product candidates and the ongoing Phase 2 POC study in male cirrhotic subjects with LPCN 1148, as well as the development of any future pipeline product candidates.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1154, LPCN 2101, or other future product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the pre-clinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities. We will continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 1111, LPCN 1107 and Ex-US TLANDO.

Summary of Research and Development Expense

We are conducting on-going clinical and regulatory activities with most of our product candidates.

We expect research and development expenses to increase in the future as we complete on-going clinical studies, including the studies for our CNS product candidates and the Phase 2 POC study in male cirrhotic subjects with LPCN 1148, and as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with our development product candidates and when and if we conduct Phase 3 clinical studies with LPCN 1144, LPCN 1148, LPCN 1111, and LPCN 1107. We are exploring the possibility of licensing LPCN 1144, LPCN 1148, LPCN 1111, and LPCN 1107, although we have not entered into a licensing agreement and no assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us. If we are unable to raise additional capital or obtain non-dilutive financing, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, and administrative employees. Other general and administrative expenses include rent and utilities, travel expenses, and professional fees for auditing, tax, legal and various other services.

General and administrative expenses also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims, including the patent interference and patent infringement lawsuits against Clarus in 2021.

We expect that general and administrative expenses will increase in the future as we continue as a public company, including legal and consulting fees, accounting and audit fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, litigation costs, professional fees and other costs. However, if we are unable to raise additional capital, we may need to reduce general and administrative expenses in order to extend our ability to continue as a going concern.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities, imputed interest on minimum royalties under the Antares Licensing Agreement, interest expense incurred on our Loan and Security Agreement, gains on our warrant liability and losses (gains) on the our litigation liability.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Variance
Revenue	$-	$54,994	$(54,994)
Research and development expenses	2,100,432	2,366,521	(266,089)
General and administrative expenses	798,939	1,222,146	(423,207)
Interest and investment income	(163,966)	(17,264)	146,702
Interest expense	-	44,839	(44,839)
Gain on warrant liability	(326,240)	(479,951)	153,711

Revenue

The decrease in revenue during the three months ended September 30, 2022 was due to $55,000 in license revenue in 2021 related to payments received from Spriaso under a licensing agreement in the cough and cold field which did not recur in 2022.

Research and Development Expenses

The decrease in research and development expenses during the three months ended September 30, 2022 was primarily due to a $582,000 decrease in contract research organization expense related to the LPCN 1154 clinical studies, a $249,000 decrease in contract research organization expense and outside consulting costs related to the completion of our LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, and a decrease of $2,000 in costs associated with TLANDO. These decreases were offset by a $312,000 increase in contract research organization costs related to the Phase 2 POC study in male cirrhotic subjects with LPCN 1148, a $151,000 increase in our LPCN 1111 manufacturing scale up, a $16,000 increase in LPCN1107 clinical studies, a $54,000 increase in other research and development costs, and a $34,000 increase in personnel expense resulting from the recruiting and salaries of additional personnel.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended September 30, 2022 was due to a $335,000 decrease in legal fees primarily related to the 2021 out-licensing of TLANDO to Antares Pharmaceuticals and fees related to the ongoing class action lawsuit defense that did not reoccur in 2022, a $112,000 decrease in personnel costs due to employee turnover, a $16,000 decrease in corporate insurance expense, and a $5,000 decrease in other general and administrative expenses. The decreases were offset by a $20,000 increase in directors’ fees resulting from the addition of two new directors, $15,000 in other various professional and consulting fees and $11,000 in travel related expense.

Interest and Investment Income

The increase in interest and investment income during the three months ended September 30, 2022 was mainly due to higher interest rates in 2022 compared to 2021 and interest earned on the Antares licensing contract asset.

Interest Expense

The decrease in interest expense during the three months ended September 30, 2022 was due to the fact that the SVB loan matured and was paid in full in June of 2022, thus there was no interest expense related to this loan in the third quarter of 2022.

Gain on Warrant Liability

We recorded a gain of $326,000 and a gain of $480,000, respectively, on warrant liability during the three months ended September 30, 2022 and 2021 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2022 was attributable to a decrease in the value of warrants outstanding as of September 30, 2022 as compared to June 30, 2022 which was mainly due to a decrease in our stock price. The gain in 2021 was attributable to a decrease in the value of warrants outstanding as of September 30, 2021 as compared to June 30, 2021 and was also mainly due to a decrease in our stock price. There were zero common stock warrants from the November 2019 Offering exercised during either the three months ended September 30, 2022 or the three months ended September 30, 2021. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021	Variance
Revenue	$500,000	$54,994	$445,006
Research and development expenses	6,886,398	5,411,748	1,474,650
General and administrative expenses	3,172,144	4,281,690	(1,109,546)
Interest and investment income	(275,420)	(45,257)	(230,163)
Interest expense	27,098	171,241	(144,143)
Gain on warrant liability	(531,697)	(506,208)	(25,489)
Loss (gain) on litigation settlement	(250,000)	4,000,000	(4,250,000)
Income tax expense	200	200	-

Revenue

The increase in revenue during the nine months ended September 30, 2022 related to a non-refundable cash fee of $500,000 received from Antares for consideration of a 90 day extension to exercise its option to license LPCN 1111. On June 30, 2022, Antares’ option to license TLANDO XR expired and was not exercised. This increase in revenue in the nine months ended September 30, 2022 was offset by a decrease in revenue from the nine months ended September 30, 2021 of $55,000 in license revenue related to payments received from Spriason under a licensing agreement in the cough and cold field which did not recur in 2022.

Research and Development Expenses

The increase in research and development expenses during the nine months ended September 30, 2022 was due to a $1.7 million increase in contract research organization expense related to the Phase 2 POC study in male cirrhotic subjects with LPCN 1148, a $394,000 increase in costs related to LPCN 1154 clinical studies, a $335,000 increase related to LPCN 1111 scale up activities, a $273,000 increase in personnel expense resulting from the recruiting and hiring of additional personnel, a $84,000 increase related to a food effect study in LPCN 1107, a $73,000 increase in lab supplies, small equipment and other research and development costs and a $63,000 increase in non-project specific consulting costs. These increases were offset by a $1.3 million decrease in contract research organization expense and outside consulting costs related to the completion of our LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, and a $147,000 decrease in costs associated with TLANDO.

General and Administrative Expenses

The decrease in general and administrative expenses during the nine months ended September 30, 2022 was primarily due to a $1.3 million decrease in legal fees related to the settlement of the patent infringement lawsuit with Clarus Therapeutics Inc., the ongoing class action lawsuit defense and legal fees incurred in connection with the Antares Licensing Agreement which occurred in 2021, a decrease of $175,000 in personnel costs due to employee turnover and a $87,000 decrease in other general and administrative expenses. These decreases were offset by a $140,000 increase in professional fees related to the recruitment of additional directors to our Board, a $125,000 increase related to proxy solicitation services and proxy distribution services, a $117,000 increase in various other consulting fees, a $33,000 increase in corporate insurance expenses, a $20,000 increase in travel related expenses, and a $17,000 increase in royalty expense related to the net sales of TLANDO resulting from its commercial launch in June 2022.

Interest and Investment Income

The increase in interest and investment income during the nine months ended September 30, 2022 was due to higher interest rates in 2022 compared to 2021, despite lower cash and marketable investment securities balances, and interest earned on the Antares licensing contract asset.

Interest Expense

The decrease in interest expense during the nine months ended September 30, 2022 was due to a decrease in interest expense on our Loan and Security Agreement with SVB, mainly as a result of lower principal balances 2022 as compared to 2021. The SVB loan matured and was paid in full in June of 2022.

Gain on Warrant Liability

We recorded a gain of $532,000 and $506,000, respectively, on warrant liability during the nine months ended September 30, 2022 and 2021 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2022 was attributable to a decrease in the value of warrants outstanding as of September 30, 2022 as compared to December 31, 2021 due to a decrease in our stock price and the shorter term remaining on the outstanding warrants. The gain in 2021 was attributable to a decrease in the value of warrants outstanding as of September 30, 2021 as compared to December 31, 2020 due to a small decrease in the number of warrants outstanding, a decrease in our volatility and the shorter term remaining on the outstanding warrants. There were zero and 10,000 common stock warrants from the November 2019 Offering exercised during the nine months ended September 30, 2022 and 2021, respectively. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Litigation Settlement

During the nine months ended September 30, 2022, we recorded a gain on the settlement of litigation liability of $250,000 as a result of the April 2022 Amendment to Global Agreement with Clarus (“Amended Settlement Agreement”). The Amended Settlement Agreement settled the payments due in July 2022 and 2023 for $1,250,000 rather than the $1,500,000 total future payments due under the terms of the Global Agreement agreed to in 2021. Under the terms of the Global Agreement we entered into in 2021, we had agreed to pay Clarus $4.0 million payable as follows: $2.5 million which was paid in July 2021, $1.0 million which was to be paid on July 13, 2022 and $500,000 to be paid on July 13, 2023.

During the nine months ended September 30, 2021, we recorded a litigation settlement expense of $4.0 million resulting from the Global Agreement with Clarus which resolved all outstanding claims between the two companies.

No future royalties are owing from either party. On July 15, 2021, the Court dismissed with prejudice the Company’s claims and Clarus’ counterclaims.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, pre-clinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the clinical development of LPCN 1154, LPCN 2101, LPCN 1148 and any other future product candidate, including continued research efforts.

As of September 30, 2022, we had $34.3 million of unrestricted cash, cash equivalents and marketable investment securities compared to $46.6 million at December 31, 2021.

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

During the three and nine months ended September 30, 2022, we did not sell any shares of our common stock pursuant to our current Registration Statement on Form S-3 (File No. 333-250072). During the nine months ended September 30, 2021, we sold 1,811,238 shares of our common stock resulting in net proceeds of approximately $3.4 million under the Sales Agreement which is net of $112,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs. As of September 30, 2022, we had $41.2 million available for sale under the Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least September 30, 2023, which includes clinical studies for LPCN 1154 and/or LPCN 2101 and an on-going clinical study for LPCN 1148, and future research and development activities and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 1144, LPCN 1111, and LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least September 30, 2023, we will need to raise additional capital at some point through the equity or debt markets or through partnering activities to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1144, LPCN 1111, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the Sales Agreement when not restricted due to terms of previous financings but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development and pre-commercialization efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our clinical studies, pre-clinical testing and other related activities for all of our product candidates, including neuroactive steroids including LPCN 1154 and LPCN 2101, LPCN 1148, LPCN 1111, LPCN 1144, LPCN 1107 and;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

●	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

●	the terms and timing of any collaborative, licensing, settlement and other arrangements that we may establish;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing and outcomes of regulatory approvals;

●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

●	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(10,129,905)	$(13,405,843)
Cash provided by (used in) investing activities	11,697,357	(34,057,767)
Cash provided from (used in) financing activities	(2,121,044)	27,763,333

Net Cash Used In Operating Activities

During the nine months ended September 30, 2022 and 2021, net cash used in operating activities was $10.1 million and $13.4 million, respectively.

Net cash used in operating activities during the nine months ended September 30, 2022 and 2021 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2022, we were performing activities related to our Phase 2 POC study in male cirrhotic subjects with LPCN 1148, PK and food effect studies with LPCN 1154, LPCN 2101 and LPCN 1107 and manufacturing scale up with LPCN 1111. During 2021, we were performing activities related to the LPCN 1144 LiFT Phase 2 paired biopsy clinical study.

Net Cash Provided By (Used In) Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $11.7 million and during the nine months ended September 30, 2021, net cash used in investing activities was $34.1 million.

Net cash provided by investing activities during the nine months ended September 30, 2022 was primarily the result of the maturity of marketable investment securities, net. Net cash used in investing activities during the nine months ended September 30, 2021 was due to the purchase of marketable securities. There were $37,000 in capital expenditures during the nine months ended September 30, 2022 and no capital expenditures for the nine months ended September 30, 2021.

Net Cash Provided From (Used in) Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities was $2.1 million and during the nine months ended September 30, 2021 net cash provided from financing activities was $27.8 million.

Net cash used in financing activities during the nine months ended September 30, 2022 was mainly due to loan repayments of $1.7 million and payment of the Final Payment Charge of $650,000 related to the SVB Loan and Security Agreement, offset by net proceeds from stock option exercise of $211,000.

Net cash provided from financing activities during the nine months ended September 30, 2021 was attributable to the net proceeds from the sale of 16,428,571 shares of common stock pursuant to January 2021 Offering resulting in net proceeds of $26.8 million and $3.4 million in proceeds from the sale of 1,811,238 shares of common stock pursuant to the ATM, offset by $2.5 million in debt principal repayments under the SVB Loan and Security Agreement.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 9, 2022.

New Accounting Standards

Refer to Note 13, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of accounting standards not yet adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to the Company’s market risk during the first nine months of 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2022.

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

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 11 – Commitments and Contingences to the condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022, risk factors discussed in Item 1A of the Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 9, 2022, risk factors discussed in Item 1A of the Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 8, 2022, and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022 and from our risk factors included in our Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 9, 2022 and from our risk factors included in our Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 8, 2022:

Risks Relating to Our Business and Industry

We will need to grow our Company, and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2022, we had 17 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our future growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. As of September 30, 2022, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was approximately $264,000. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of September 30, 2022, our executive officers and directors beneficially owned approximately 5.1% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $0.39 and as high as $1.85 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

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

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1144, LPCN 1148 and LPCN 1154. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of September 30, 2022, we had an accumulated deficit of $181.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials associated with LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1111, LPCN 1144, and LPCN 1107 if and when trials are initiated. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-36357	3.2	7/25/2013

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-36357	3.1	12/1/2015

3.3	Certificate of Increase of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).	8-K	001-36357	3.1	11/1/2021

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine, Inc.	8-K	001-36357	3.4	06/28/2022

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: November 9, 2022	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2022	/s/ Krista D. Fogarty
Krista Fogarty, Corporate Controller (Principal Financial and Accounting Officer)

