Form 10-K
period 2022-12-31
Lipocine Inc.
filed 2023-03-10
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File Number: 001-36357

LIPOCINE INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0370688
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

675 Arapeen Drive, Suite 202, Salt Lake City, Utah	84108
(Address of Principal Executive Offices)	(Zip Code)

801-994-7383

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	LPCN	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Outstanding Shares

The aggregate market value of the common stock held by non-affiliates of the registrant was $69.2 million as of June 30, 2022. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 7, 2023, the registrant had 88,510,791 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in “Risk Factors,” and the following risks, uncertainties and factors:

●	our and our licensee’s plans to develop and commercialize any future product candidates;

●	our ongoing and planned clinical trials;

●	the timing of and our ability to obtain regulatory approvals or fast track or orphan drug designation, breakthrough designation or IND clearance for any future product candidates;

●	our ability to monetize non-core product candidates;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	the rate and degree of market acceptance and clinical utility of any future product candidates, if approved;

●	significant competition in our industry;

●	our intellectual property position;

●	loss of key members of management;

●	failure to successfully execute our strategy; and

●	our failure to maintain effective internal controls.

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

We entered into a license agreement for the development and commercialization of our product candidate, TLANDO®, an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”). TLANDO is a registered trademark assigned to Antares. On October 14, 2021, we entered into the license agreement (the “Antares License Agreement”) with Antares Pharma, Inc. (“Antares” or our “Licensee”), pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the United States Food and Drug Administration (“FDA”), the TLANDO product for TRT in the U.S. Any FDA required post-marketing studies will also be the responsibility of our licensee, Antares. On March 28, 2022, approval was received from the FDA for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On May 24, 2022, Halozyme Therapeutics (“Halozyme”) completed an acquisition of Antares Pharma Inc. through a merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme. On June 7, 2022, Halozyme announced the commercial launch of TLANDO, an oral treatment indicated for TRT in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism).

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”); LPCN 2101 for epilepsy; and LPCN 1148 comprising a novel prodrug of testosterone, testosterone laurate (“TL”), for the management of decompensated cirrhosis. In addition to our CNS product candidates, we have non-core assets for which we expect to seek partnerships to enable further development which we do not plan to devote significant resources to developing in the future without a partnership or out licensing agreement. These non-core assets include LPCN 1148 which we intend to explore partnering once completion of the Phase 2 study is complete, LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of non-cirrhotic non-alcoholic steatohepatitis (“NASH”) which has completed Phase 2 testing; LPCN 1111, a next generation oral TRT product comprised of testosterone tridecanoate (“TT”) with the potential for once daily dosing which has completed Phase 2 testing; and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

4

The following charts summarize the status of our product candidate development programs:

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

Develop partnership(s) to continue the advancement of non-core pipeline assets. We continuously strive to prioritize our resources in seeking partnerships of our pipeline assets. We are currently exploring partnering (i) LPCN 1144, our candidate for treatment of non-cirrhotic NASH, (ii) LPCN 1148, for the management of decompensated cirrhosis, (iii) LPCN 1111, a once-a-day therapy candidate for TRT, and (iv) LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the United States, although no licensing agreement has been entered into by the Company.

Our Development Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for postpartum depression (“PPD”), LPCN 2101 for epilepsy, and LPCN 1148, an androgen therapy for the management of cirrhosis. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 1111, LPCN 1107 and TLANDO outside of the United States.

Our products are based on our proprietary Lip’ral drug delivery technology platform. Lip’ral-based TLANDO was approved in March 2022. Lip’ral technology is a patented technology based on lipidic compositions which form an optimal dispersed phase in the gastrointestinal environment for improved absorption of insoluble drugs. The drug loaded dispersed phase presents the solubilized drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving the absorption process and making the drug less dependent on physiological variables such as dilution, gastro-intestinal pH and food effects for absorption. Lip’ral-based formulation enables improved solubilization and higher drug-loading capacity, which can lead to improved bioavailability, reduced dose, faster and more consistent absorption, reduced variability, reduced sensitivity to food effects, improved patient compliance, and targeted lymphatic delivery where appropriate.

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

We believe through utilization of our proprietary technology we may have the ability to enable effective oral delivery of endogenous GABAA receptor PAMs which historically had been deemed to be not orally bioavailable. As a novel drug class, NAS have received considerable attention because of their potential to treat various neuropsychiatric conditions including depression, movement disorders, epilepsy, anxiety, and neurodegenerative diseases. We have conducted Phase 1 pharmacokinetic (“PK”) studies for each of our two lead NAS candidates which have demonstrated promising PK results, safety, and tolerability and we are evaluating additional undisclosed CNS-focused candidates.

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a non-invasive, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. The FDA recently agreed with our proposal for establishing the efficacy of LPCN 1154 through a pivotal PK bridge to an approved IV infusion brexanolone via a 505(b)(2) NDA filing. Based on feedback from the FDA, the company has initiated a pilot PK bridge study of LPCN 1154, a prelude to a pivotal study required for NDA filing, and results from the pilot PK bridge study are expected in the first half of 2023. We have previously completed an oral PK study and a food effect study with LPCN 1154.

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

Injectable brexanolone (Zulresso™, Sage Therapeutics) became the first FDA-approved treatment for postpartum depression. However, numerous factors limit the utilization of injectable brexanolone such as method of administration, cost, and safety concerns. Administration of injectable brexanolone requires a 60-hour continuous infusion in a supervised medical setting, a demanding ask for a mother with a newborn. Besides associated privacy concerns and social stigma, inpatient treatment may also require separation of the mother and child for a few days, which may be difficult to the already strained mother-infant bond and may present breast feeding challenges. Moreover, the pharmacotherapy costs coupled with inpatient treatment/childcare costs limits its accessibility and affordability to women most in need of the therapy. Finally, due to concerns about the safety of injectable Zulresso including excessive sedation or loss of consciousness, Zulresso has a Black Box Warning in its label and is only available through a restricted distribution program (REMS), and sites need significant time to become treatment ready.

We believe LPCN 1154 targets the unmet need for a convenient oral treatment with faster onset of action or rapid relief.

LPCN 2101: NAS for Epilepsy

We are currently evaluating an additional NAS candidate, LPCN 2101, for women with epilepsy (“WWE”). We have completed pre-clinical and Phase 1 studies for LPCN 2101 which demonstrated promising PK results, safety and tolerability. In July 2022 our IND was accepted by the FDA for LPCN 2101 for adults with epilepsy and we plan to initiate a Phase 2 IND opening proof-of-concept study to evaluate the safety, tolerability, and efficacy of LPCN 2101 in 2023 subject to the availability of additional resources.

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

Several ASMs are known to have teratogenic effects on the developing fetus (converging evidence from registry studies indicates that teratogenic risks are highest with valproate, followed by carbamazepine and topiramate). Other commonly prescribed ASMs, including older generation agents, such as phenobarbital and phenytoin, have been associated with higher risks as compared with lamotrigine, levetiracetam, clonazepam and gabapentin (Vajda et al., 2014; Voinescu and Pennell, 2015). Moreover, risks associated with ASMs are considerable early in pregnancy; therefore, it is necessary that WWE of CB age undergo counseling, monitoring, and adjustment to the most appropriate ASM prior to becoming pregnant. It is preferable that WWE of CB age discuss seizure control with their doctor for at least 6 months before conception and, if possible, cease ASM therapy or use the lowest effective dose of a single anticonvulsant according to the type of epilepsy and the fetal toxicity of the ASM. Anxiety, depression, lack of adherence to ASM, and/or contraception failure may be experienced by women who are worried about unplanned pregnancy or are late in confirming pregnancy, planned or unplanned. ASMs can reduce the efficacy of oral contraceptives, compounding this problem.

Complex, multidirectional interactions between female hormones, seizures, and ASMs exist. Most hormones act as NAS and can thus modulate brain excitability. Any changes in endogenous or exogenous hormone levels can affect the occurrence of seizures, either directly or via PK interactions that modify the plasma levels of ASMs (Harden, 2008). The PK interactions between oral contraceptives and ASMs are bidirectional (Johnston and Crawford, 2014). The efficacy of hormonal contraception may be diminished for women taking CYP-P450 enzyme inducing ASMs. Epilepsy is not a medical condition in which contraceptives are contraindicated. Contraceptive failure, possibly related to ASMs, may be responsible for up to 1 in 4 unplanned pregnancies in WWE (~12.5% of all WWE pregnancies), versus a rate of 1% in healthy women.

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

While over 30 molecules have been approved for the treatment of epilepsy in the U.S., no epilepsy drug has been specifically approved for WWE of CB age. We believe our endogenous NASs as GABAA PAMs, while targeting the goal of seizure control, also have the potential for additional benefits in psychiatric disorders comorbidities (e.g., anxiety and/or depression) and sleep impairment. Moreover, these oral endogenous NAS could potentially address some of the fetal toxicity concerns related to unplanned or planned pregnancy in WWE. (1)

(1)	Ref: S.Bangar et al. Functional Neurology 2016; 31(3): 127-134; Reimers et al. Seizure. 2015 May; 28: 66-70.

LPCN 1148: Oral Product Candidate for the Management of Decompensated Cirrhosis

We are currently evaluating LPCN 1148 comprising testosterone laurate (“TL”) for the management of decompensated cirrhosis. We believe LPCN 1148 targets unmet needs for subjects with cirrhosis including improvement in the quality of life of patients while on the liver transplant waiting list, prevention or reduction in the occurrence of new decompensation events such as hepatic encephalopathy (“HE”), and improvement in post liver transplant survival, including outcomes and costs.

We are currently conducting a Phase 2 proof of concept (“POC”) study (NCT04874350) in male cirrhotic subjects to evaluate the therapeutic potential of LPCN 1148 for the management of sarcopenia. The ongoing Phase 2 POC study is a prospective, multi-center, randomized, placebo-controlled study in male sarcopenic cirrhotic patients. Subjects will be randomized 1:1 to 1 of 2 arms. The treatment arm is an oral dose of LPCN 1148, and the second arm is a matching placebo. The primary endpoint is change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index, rates of breakthrough HE, and number of waitlist events, including all-cause mortality. Total treatment is expected to be 52 weeks. Enrollment in the Phase 2 study was completed in the fourth quarter of 2022 and top-line 24-week results are expected in mid-2023.

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

HE, a significant decompensation event in patients with cirrhosis, is a brain dysfunction caused by liver insufficiency and/or portal systemic shunting. Because the damaged liver cannot function normally (as in cirrhosis), neurotoxins such as ammonia are inadequately removed from systemic circulation and travel to the brain, where they affect neurotransmission. This can cause episodes of HE, which may present as alterations in consciousness, cognition, and behavior that range from minimal to severe. Overt HE occurs in 30% to 40% of patients with cirrhosis at some point during the clinical course of their disease. As the burden of chronic liver disease and cirrhosis is increasing, the frequency of HE is also increasing.

Our Partnership Pipeline Product Candidates

We continue to pursue opportunities for partnering arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 1111, LPCN 1107 and TLANDO outside of the U.S. We do not currently anticipate conducting any further significant development activities with respect to these products and product candidates, without the participation of a partner. There can be no guarantee that we will be able to identify or enter into partnering arrangements on terms that are beneficial to us or at all. Even if we do enter into partnering arrangements, such arrangements may not be sufficient to successfully develop and commercialize these products.

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Antares License Agreement, we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize TLANDO, our product for TRT in the U.S. TLANDO received FDA approval on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of our licensee, Antares. On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through a merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme.

Proof-of-concept for TLANDO was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first 2 calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the year ended December 31, 2022, we incurred royalty expense of approximately $12,000 resulting from the commercial launch of TLANDO in 2022.

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

Disease Overview – NASH

NASH is a more advanced state of non-alcoholic fatty liver disease (“NAFLD”) and can progress to a cirrhotic liver or liver failure, require liver transplant, and can result in hepatocellular carcinoma/ liver cancer, and death. Progression of NASH to end stage liver disease will soon surpass all other causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, NASH and NAFLD patients additionally suffer heightened cardiovascular risk and, in fact, die more frequently from cardiovascular events than from liver disease. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. In the U.S., 20% to 30% of the population is estimated to suffer from NAFLD and 15% to 20% percent of this group progress to NASH, which is a substantially large population that lacks effective therapy. NASH is a silent killer that affects millions in the U.S. Diagnoses have been on the rise and are expected to increase dramatically in the next decade. Approximately 50% of NASH patients are in adult males. In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/NASH. There is currently no approved therapy for the treatment of NASH although there are several drug candidates currently under development with many having clinical failures to date.

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

Liver biopsies were performed at baseline (“BL”) and after 36 weeks of treatment (“EOS”). Prespecified biopsy analyses included NASH Clinical Research Network (“CRN”) scoring as well as a continuous paired (“Paired Technique”) and digital technique (“Digital Technique-Fibronest”). All biopsy analyses were performed on the same slides and the reads for the 3 techniques were done independently. Analysis sets included the NASH Resolution Set (all subjects that have BL and EOS biopsy with NASH at BL [NAS ≥4 with lobular inflammation score ≥ 1 and hepatocyte ballooning score ≥1 at BL] (n=37)), the Biopsy Set (all subjects with baseline and EOS biopsies (n=44)), and the Safety Set (all randomized subjects (n=56)).

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

LPCN 1111: is a next-generation, novel ester prodrug of testosterone comprised of testosterone tridecanoate (“TT”) which uses our proprietary delivery technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses in hypogonadal men. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, LPCN 1111 was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study.

In February 2018 we had a meeting with the FDA to discuss these pre-clinical results and to discuss the Phase 3 clinical study and path forward for LPCN 1111. Based on the results of the FDA meeting and additional pre-clinical studies conducted after the FDA meeting, we have proposed a Phase 3 protocol for LPCN 1111 and have solicited FDA feedback. Based on initial FDA feedback, we expect the Phase 3 clinical trial design to follow the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines and we expect the trial will include at least a 3-month efficacy treatment period and a 1-year safety component for approximately 100 subjects. We are currently seeking further clarification from FDA with respect to the total subject LPCN 1111 exposure information needed for an NDA filing. We continue to refine the Phase 3 protocol and plan to request FDA approval of the protocol once it is finalized. Additionally, the FDA previously requested that a food effect and a phlebotomy study be completed, and that ambulatory blood pressure monitoring (“ABPM”) be included as part of the Phase 3 clinical study. We are currently transferring the manufacturing of LPCN 1111 to a third-party contract manufacturer and scaling up the formulation after which we anticipate the next steps for a partner developing LPCN 1111 may be to conduct a food effect/phlebotomy study with LPCN 1111. Under the terms of the Antares License Agreement, Antares had been granted an option to license LPCN 1111, exercisable on or before March 31, 2022, for further development and, should LPCN 1111 receive FDA approval, commercialization. On April 1, 2022, the Company entered into the First Amendment to the License Agreement (the “Amendment”), pursuant to which the License Agreement was amended to extend the deadline by which Antares was to exercise its option to license LPCN 1111 to June 30, 2022. As consideration for the Company’s agreement to the Amendment, Antares paid the Company a non-refundable cash fee of $500,000 in April 2022. On June 30, 2022, Antares’ option to license LPCN 1111 expired and was not exercised.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We are exploring the possibility of partnering LPCN 1107 to a third party, although no partnering agreement has been entered into by the Company. No assurance can be given that any partnership agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

We believe LPCN 1107 has the potential to become the first oral hydroxyprogesterone caproate (“HPC”) product indicated for the reduction of risk of PTB (delivery less than 37 weeks) in women with singleton pregnancy who have a history of singleton spontaneous PTB. Prevention of PTB is a significant unmet need as approximately 11% of all U.S. pregnancies result in PTB, a leading cause of neonatal mortality and morbidity.

Current Status

We have completed a multi-dose PK dose selection study in pregnant women. The objective of the multi-dose PK selection study was to assess HPC blood levels in order to identify the appropriate LPCN 1107 Phase 3 dose. The multi-dose PK dose selection study was an open-label, 4-period, 4-treatment, randomized, single and multiple dose PK study in pregnant women with 3 dose levels of LPCN 1107 and the IM HPC (Makena®). The study enrolled 12 healthy pregnant women (average age of 27 years) with a gestational age of approximately 16 to 19 weeks. Subjects received three dose levels of LPCN 1107 (400 mg BID, 600 mg BID, or 800 mg BID) in a randomized, crossover manner during the first 3 treatment periods and then received 5 weekly injections of HPC during the fourth treatment period. During each of the LPCN 1107 treatment periods, subjects received a single dose of LPCN 1107 on Day 1 followed by twice daily administration from Day 2 to Day 8. Following completion of the 3 LPCN 1107 treatment periods and a washout period, all subjects received 5 weekly injections of HPC. Results from this study demonstrated that average steady state HPC levels (Cavg0-24) were comparable or higher for all 3 LPCN 1107 doses than for injectable HPC. Additionally, HPC levels as a function of daily dose were linear for the 3 LPCN 1107 doses. Also, unlike the injectable HPC, steady state exposure was achieved for all 3 LPCN 1107 doses within 7 days.

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

CDER issued AMAG Pharmaceuticals, the NDA holder at the time, a Notice of Opportunity for Hearing (“NOOH”) to withdraw approval of Makena, for which AMAG Pharmaceuticals responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of treatment with Makena and the public health implications of withdrawing approval. The FDA Commissioner held a public hearing with Covis October 17 through 19, 2022, which resulted in a 14-1 vote recommending removal of the product from the market. A decision whether to withdraw approval of Makena is likely in the first half of 2023 . During this time, Makena and the approved generics of Makena have remained on the market pending a final decision about these products by the FDA.

Currently, Makena and the approved generics of Makena are the only products approved for the prevention of recurrent preterm birth.

Research and Development

As disclosed in our development pipeline, we continue to build a diversified multi-asset pipeline of novel therapies. In 2022 and 2021, we spent $8.6 million and $7.7 million, respectively, on research and development.

Competition

Neuroactive Steroids Market overview

The unique potential mechanism of action (“MOA”) of NAS presents an opportunity to treat variety of CNS disorders. Accordingly, multiple NAS as GABAA receptor PAMs are in active development for varied indications. Some companies engaged in development include SAGE Therapeutics, Inc., Marinus Pharmaceuticals, Praxis Precision Medicines, and Eliem Therapeutics.

Postpartum Depression

Sage Therapeutics is currently marketing an injectable version of an endogenous neuroactive steroid, brexanolone, under the tradename of ZULRESSO™, as the first and only FDA approved product (approval on 03/19/2019) for treatment in postpartum depression (“PPD”).

SAGE therapeutics is also currently developing an oral synthetic derivative of an endogenous NAS, SAGE-217 (Zuranolone), a GABAA receptor PAM, and SAGE submitted an NDA with a PDUFA action date in August 2023. Zuranolone (oral) received Breakthrough Therapy Designation for the treatment of Major Depressive Disorder (“MDD”) in February 2018.

Marinus Pharmaceuticals has also reported clinical development of Ganaxolone, a synthetic GABAA receptor PAM in PPD that has been studied in two Phase 2 trials, one investigating IV +/- oral administration (Magnolia part 1 and 2) and one oral administration (Amaryllis). Additional assets of the same MOA are indicated for MDD (PRAX-114 and ETX-155) but could be pivoted to a PPD indication.

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

Xifaxan® (rifaximin) is the only FDA-approved medicine indicated for the reduction in risk of overt hepatic encephalopathy (HE) recurrence in adults, a decompensation event typically associated with liver cirrhosis.

Currently, there are no FDA approved drugs to treat secondary sarcopenia in decompensated cirrhosis beyond treatment of the underlying conditions. Lipocine is a leader in pursuing treatment for subjects with decompensated cirrhosis with sarcopenia, however there are candidates known to be under development for cirrhosis related indication(s).

GB 1211 (by Galecto), an oral galectin-3 inhibitor for advanced liver cirrhosis targeted for directly addressing fibrosis, is in Phase 2 development being assessed in patients with moderate-to-severe cirrhosis (Child-Pugh classes B and C) and is anticipated to read out in the second half of 2022.

Reformulated Rifaximin SSD (by BAUSCH health) is in a Phase 3 study for Reduction of Early Decompensation in Cirrhosis with time to first occurrence of hepatic encephalopathy as the primary endpoint. Reportedly, a new drug application (“NDA”) is planned to be submitted 2026.

Testosterone Replacement Therapy Market Overview

The gel-based testosterone replacement products that are currently available include AbbVie’s AndroGel®, Lilly’s Axiron® Topical Solution and Endo’s Testim® and Fortesta® along with their respective authorized generics as well as the equivalent generic versions of each. Transdermal patches include Allergan’s Androderm®. Intramuscular forms of testosterone also exist although commercialized mostly in generic forms by multiple companies and in branded form as Aveed® by Endo. Additionally, Endo markets the buccal testosterone replacement therapy Striant® and the Testopel® implantable testosterone pellets, which it acquired from Auxillium in 2015. Antares Pharma, Inc. markets a sub-cutaneous weekly auto-injector testosterone therapy, Xyosted®. Acerus Pharmaceuticals markets an intranasal testosterone therapy, NATESTO®. Finally, Clarus markets an oral TRT, JATENZO®, which received approval in March 2019.

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

Recently there has been increased interest in developing oral TRT’s as well as testosterone therapies which are not considered testosterone replacement and as such will need to achieve efficacy endpoints in addition to endpoints related to serum testosterone levels that are required for testosterone replacement therapies.

Marius is developing an oral TU as a testosterone replacement therapy for the treatment of hypogonadism in men as well as in the treatment of Constitutional Delay of Growth and Puberty in adolescent boys (14-17 years of age). Marinus submitted a NDA to the FDA in January 2021 for its product, Kyzatrex™, its novel oral TU soft gelatin capsule for the treatment of hypogonadism in adult men and received FDA approval on August 2, 2022 for KYZATREX®.

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

Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NASH include AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., CymaBay Therapeutics, Inc., Durect Corporation, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Immuron Ltd., Intercept Pharmaceutcials, Inc., Ionis Pharmaceuticals, Inc., Islet Sciences, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Inc., Novo Nordisk A/S, NuSirt Sciences Inc., Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. In December 2022, Madrigal announced achievement of liver histological improvement endoints that the FDA proposed as reasonably likely to predict clinical benefit from the pivotal Phase 3 MAESTRO-NASH clinical trial of resmetirom for the treatment of NASH and liver fibrosis. Madrigal stated that they intend to file a new drug application seeking accelerated approval of resmetirom for the treatment of non-cirrhotic NASH with liver fibrosis.

Hydroxyprogesterone caproate, or HPC, Preterm Birth, or PTB, Market Overview

PTB is defined as delivery before 37 weeks of gestation. The only approved therapy  for prevention of PTB in women with a prior history of at least one preterm birth (approximately 145,000 pregnancies annually) is a weekly intramuscular injection of HPC, marketed by Covis under the brand name Makena®. The FDA granted a 7-year orphan drug exclusivity to Makena in February 2011 because the product is intended to treat “rare diseases or conditions” defined as a condition that affects fewer than 200,000 persons in the United States; exclusivity expired in February 2018. Generic versions of the intramuscular injection of Makena became available during 2018. In order to protect market share, Covis also developed a subcutaneous auto-injector for Makena that received FDA approval on February 14, 2018. Treatment with Makena is initiated in pregnant women between week 16 and week 20 of pregnancy and is continued until up to delivery or week 37, whichever is earlier. The intramuscular injection is administered by a healthcare provider using a 21-gauge needle into the gluteus muscle, alternating sides each week. The intramuscular injections are associated with significant pain, discomfort and associated injection site reactions. The subcutaneous auto-injector for Makena eliminates the need to travel weekly to a healthcare provider to have the injection administered. Covis disclosed that the completed confirmatory trial for Makena did not demonstrate a statistically significant difference between the treatment and placebo arms for the co-primary endpoints of reducing the risk of recurrent preterm birth or improving neonatal mortality and morbidity. On October 29, 2019 a Meeting of the Bone, Reproductive and Urologic Drugs Advisory Committee (“BRUDAC”) was held to consider the trial’s findings and the sNDA in the context of AMAG Pharmaceuticals’ confirmatory study obligation. While the committee discussed multiple questions, in a mixed vote on the key question, nine advisory committee members voted to recommend that the FDA pursue withdrawal of approval for Makena and seven committee members voted to leave the product on the market under accelerated approval and require a new confirmatory trial. Among the clinicians on the advisory committee, five of the six who practice obstetrics voted to keep Makena on the market and generate more data. On October 5, 2020, the FDA’s CDER proposed that Makena be withdrawn from the market because the PROLONG trial failed to verify the clinical benefit of Makena and concluded that the available evidence does not show Makena is effective for its approved use.

CDER issued AMAG, the NDA holder at the time, a NOOH to withdraw approval of Makena, for which AMAG Pharmaceuticals responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of Makena’s treatment and the public health implications of withdrawing approval. The FDA Commissioner granted a hearing, and the hearing was held October 17 through 19, 2022, which resulted in a 14-1 vote recommending withdrawal of the product from the market. A decision whether to withdraw approval of Makena is likely in the first half of 2023. During this time, Makena and the approved generics of Makena will remain on the market until the FDA makes a final decision about these products.

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

As of March 7, 2023, our intellectual property patent portfolio consists of various issued patents and patent applications related to Oral TU, LPCN 1111, LPCN 1107, LPCN 1144/1148, and Neurosteroids/CNS treatment both in the U.S. and in multiple countries outside of the U.S.

We also hold license rights in fields other than cough and cold, to 2 U.S. patents and 1 U.S. application (and related foreign patents and applications) that we previously assigned to Spriaso LLC, which could be possibly used with future product candidates.

Additionally, we have 12 U.S. patents that we plan to list in the FDA Orange Book for TLANDO that are expected to expire in 2029 and 2030. If we or our licensee are marketing the TLANDO product at the time the patents expire and have no other issued U.S. patents covering the product, then we will lose certain advantages that come with FDA Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the 12 patents.

We expect to file new patent applications in the future in an attempt to further cover various aspects of our products and product development.

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

United States Pharmaceutical Product Development Process

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act and the regulations it implements. The testing, production, sale, and promotion of pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

Phase 1 Clinical Trials: Phase 1 clinical trials are usually first-in-man trials, take approximately 1 to 2 years to complete and are generally conducted on a small number of healthy human subjects to evaluate the drug’s activity, schedule and dose, PKs and pharmacodynamics. However, in the case of life-threatening diseases, such as cancer, the initial Phase 1 testing may be done in patients with the disease. These trials typically take longer to complete and may provide insights into drug activity.

Phase 2 Clinical Trials: Phase 2 clinical trials can take approximately 1 to 3 years to complete and are carried out on a relatively small to moderate number of patients (as compared to Phase 3) in a specific indication. The pharmaceutical product is evaluated to preliminarily assess efficacy, to identify possible adverse effects and safety risks, and to determine optimal dose, regimens, PKs, pharmacodynamics and dose response relationships. This phase also provides additional safety data and serves to identify possible common short-term side effects and risks in a larger group of patients. Phase 2 clinical trials sometimes include randomization of patients.

Phase 3 Clinical Trials: Phase 3 clinical trials take approximately 2 to 5 years to complete and involve tests on a much larger population of patients (several hundred to several thousand patients) suffering from the targeted condition or disease. These studies usually include randomization of patients and blinding of both patients and investigators at geographically dispersed test sites (multi-center trials). These trials are undertaken to further evaluate dosage, clinical efficacy and safety and are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, 2 adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA or foreign authorities for approval of NDAs.

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

U.S. Pharmaceutical Review and Approval Process

New Drug Application: Upon completion of pivotal Phase 3 clinical studies, the sponsor assembles all the product development, preclinical and clinical data along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information, and submits it to the FDA as part of an NDA. The submission or application is then reviewed by the regulatory body for approval to market the product. This process typically takes 8 months to 1 year to complete. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, the FDA then discloses publicly the identity of the therapeutic agent and its potential orphan use. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for 7 years. Orphan drug exclusivity, however, could also block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease.

Post-Approval Requirements

Any pharmaceutical products for which we may receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with the FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, prohibitions on promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with the FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors and civil or criminal penalties.

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

The Inflation Reduction Act of 2022 (Pub. L. No. 117-169) was signed into law on August 16, 2022, and includes a number of provisions aimed at lowering prescription drug costs and reducing government spending on drugs. This includes a requirement that the Department of Health and Human Services negotiate a “maximum fair price” with drug manufacturers for certain single-source brand drugs or biologics without generic or biosimilar competitors that are covered under Medicare Part D and Part B. This pricing will begin in 2026 for Medicare Part D and 2028 for Medicare Part B. An excise tax is imposed on drug manufacturers that fail to comply with the required negotiation process. In addition, the law requires drug manufacturers to pay a rebate to the federal government if the price for almost all drugs covered under Medicare Part D (starting in 2022), and single-source drug or biologics covered under Medicare B (starting in 2023), increase greater than the inflation rate. The rebate amount equals the number of drug units sold in Medicare multiplied by the amount the drug’s price exceeds the inflation-adjusted price. The law also modifies the Medicare Part D benefit structure to cap the amount beneficiaries must spend on drug costs and increase the discounts manufacturers are required to pay. The Inflation Reduction Act of 2022 signals an increased desire to control the prices and costs associated with pharmaceutical products. This legislation, as well as any future statutes or regulations at the federal or state level, may impact reimbursement for our product candidates and may challenge our ability to realize an appropriate return on our investment in research and product development.

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

Priority Review

Priority Review is a designation for an NDA after it has been submitted to the FDA for review. Reviews for NDAs are designated as either “Standard” or “Priority.” A Standard designation sets the target date for completing all aspects of a review and the FDA taking an action on 90% of applications (i.e., approve or not approve) at 12 months after the date it was submitted for drugs considered new molecular entities and at 10 months after the date it was submitted for drugs considered non-new molecular entities. A Priority designation sets the target date for the FDA action on 90% of applications at eight months after submission for drugs considered new molecular entities and at 6 months after submission for drugs considered non-new molecular entities. A Priority designation is intended for those products that address unmet medical needs.

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

Related Party Transaction

On July 23, 2013, we entered into assignment/license and services agreements with Spriaso, an entity that is majority-owned by Mahesh V. Patel, Gordhan Patel, John W. Higuchi, Dr. William I. Higuchi, and their affiliates. Mahesh V. Patel is our President and Chief Executive Officer. Mr. Higuchi is a member of our Board of Directors and Gordhan Patel and Dr. Higuchi, former Board members, were each members of our Board of Directors at the date the license and agreements were entered into.

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

Employees

As of December 31, 2022, we had 17 full time employees and we also utilize the services of consultants on a regular basis. Twelve employees are engaged in drug development activities and five are in general and administration functions and the majority of our employees work out of our Salt Lake City facility. The Company continually evaluates the business need and opportunity and balances in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers. None of our employees are represented by labor unions or covered by collective bargaining agreements and we consider our relations with our employees to be good.

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

Risk Factors Summary

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Risks Relating to Our Business and Industry

●	the timelines of our clinical trials;
●	the early stage of development of LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1144, LPCN 1111 and LPCN 1107;
●	the early stage of development of our research and development programs and processes and the risk of competition;
●	the regulatory requirements for our product candidates and the possibility that regulatory approval will not be received;
●	the commercial success of our licensed product candidate, TLANDO;
●	the possibility that T-replacement therapies could be found to create, or could be perceived to create, health risks;
●	any possible failure to obtain adequate healthcare reimbursement for our products;
●	competition in the TRT market, including the entrance of generic TRTs into the market;
●	our licensee’s ability to commercialize TLANDO may be limited;
●	successful commercialization of our product candidates internally or through collaborators;
●	the possibility that we may never receive regulatory approval to market our products outside the United States;
●	the stringent government regulations concerning the clinical testing of our products;
●	the market’s acceptance of our products;
●	physicians and patients using other products may not switch to our product;
●	the possibility that regulatory agencies could find that we have improperly promoted off-label uses;
●	any possible failure to comply with federal and state healthcare laws;
●	our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel;
●	difficulties in managing the growth of the Company;
●	re-importation of drugs from foreign countries into the United States by our competitors;
●	any product liability claims;
●	any failure to comply with the Controlled Substances Act;
●	the defense and resolution of any litigation;
●	cyber security risks;

Risks Related to Our Dependence on Third Parties

●	our reliance on third-party contractors and service providers for the execution of some aspects of our development programs;
●	our reliance on contract research organizations or other third parties to assist us in conducting clinical trials;
●	our reliance on suppliers for the active and inactive ingredients for our products;
●	our ability to establish successful collaborations for our products;

Risks Related to Ownership of Our Common Stock

●	our stock price’s reaction to the results and timing of clinical trials, regulatory and other decisions;
●	the effectiveness of our internal control over financial reporting;
●	the cost and expense to comply with the requirements of being a public company;
●	the volatility of our share price;
●	fluctuations in the value of our warrants outstanding from the November 2019 Offering;
●	the possibility of delisting of our securities from the Nasdaq Capital Market;
●	anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law and our stockholder rights plan;
●	the right of the holders of the common warrants issued in the November 2019 Offering to receive the Black Scholes value of the warrants in the event of a fundamental transaction;
●	our decision not to pay dividends on our common stock;
●	our management and directors’ ability to exert influence over our affairs;
●	volatility in the trading price of our common stock;
●	any failure of securities or industry analysts to publish accurate research about our business;

Risks Relating to Our Financial Position and Capital Requirements

●	our need for and ability to obtain substantial additional capital in the future;
●	potential dilution to our existing stockholders from raising any additional capital;
●	our inability to predict when we will generate product revenues or achieve profitability;
●	our incurrence of significant operating losses;
●	any fluctuation in our operating results;

Risks Relating to Our Intellectual Property

●	our ability to protect our intellectual property;
●	our ability to obtain additional protection under the Drug Price Competition and Patent Term Restoration Act;
●	the possibility of incurring substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, or our inability to protect our rights to our products and technology;
●	the cost and expense, and any unfavorable outcomes, resulting from any claims for infringing intellectual property rights of third parties;
●	the fact that we do not have patent protection for our product candidates in a significant number of countries;
●	our ability to comply with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies; and
●	the possibility that we may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

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

LPCN 1154 and LPCN 2101 are in a very early stage of development and may not be further developed for a variety of reasons.

Our oral NAS comprising programs (LPCN 1154 and LPCN 2101) are in a very early stage of development and consequently the risk that we may fail to commercialize LPCN 1154, LPCN 2101, and related products is high. We have only conducted Phase 1 clinical studies of these programs and the ultimate regulatory or technical success of each of the neuroactive steroids under investigation in these programs is uncertain. The current limited pre-clinical and phase 1 results we have observed may not be replicated in larger studies, future PK Phase 2, or pivotal studies with a potential “to be marketed formulation”. Although the FDA has agreed with our proposal for establishing the efficacy of LPCN 1154 through a single pivotal PK bridge to an approved IV infusion brexanolone via a 505(b)(2) NDA filing, there can be no assurance that we are able to demonstrate demonstrate efficacy or meet the requirements of this pathway and we may be required to undertake additional clinical studies prior to filing an NDA for LPCN 1154. We may not be able to further test in-clinic due to other regulatory hurdles in a timely manner or at all.

In addition, our oral NAS product candidates may not be effective in treating PPD or WWE or may not have differentiation from competitive products on the market or in development. We may expend significant resources before determining that these programs are not viable candidates for regulatory approval and commercialization.

LPCN 1148 is in a very early stage of development and is currently undergoing Phase 2 clinical evaluation in a proof-of-concept study for management of liver cirrhosis in male patients and while there are no therapies specifically approved by the FDA for secondary sarcopenia or cirrhosis beyond treatment of underlying conditions, there are candidates known to be under development for cirrhosis related indication(s).

LPCN 1148 is in a very early stage of development and consequently the risk that we may fail to commercialize or partner LPCN 1148 and related products is high. This development program is susceptible to technical failures in ongoing and future clinical studies, and regulatory hurdles for further testing and/or meeting FDAs needs for NDA filing or approval. The results of the current Phase 2 clinical evaluation may not support continued development or regulatory approval. While we believe there is a potential to gain Orphan Drug Designation for an indication or condition in male liver cirrhosis, the FDA may not grant such designation which could adversely impact development or the commercial potential of LPCN 1148.

LPCN 1144 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 1144 is in a very early stage of development and consequently the risk that we fail to commercialize LPCN 1144 and related products is high. In particular, we have announced topline primary and key secondary endpoint results from our Phase 2 LiFT and open label extension clinical studies.

Although our results from the LiFT and open label extension clinical study results were positive for NASH resolution with no worsening of fibrosis, these results may not be indicative of ultimate success in a larger Phase 2/3 clinical study with required FDA endpoints and populations needed for regulatory approval of LPCN 1144 for the treatment of NASH.

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

Several factors could significantly affect the prospects for LPCN 1144, including factors relating to the regulatory approval, competitive landscape and clinical development challenges for LPCN 1144. The anticipated Phase 3 programs for an NDA filing for LPCN 1144 will be very long and resource intensive. Although we are exploring the possibility of partnering LPCN 1144 to a third party for further development and commercialization, we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. If we are unable to successfully partner LPCN 1144, LPCN 1144 may never be successfully commercialized.

LPCN 1111 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 1111 is in a very early stage of development. We have completed a Phase 2a and Phase 2b study in hypogonadal men. Future studies may not have clinical results that support continued develop and/or a path towards regulatory approval and commercialization.

In addition, the active ingredient in LPCN 1111 has only been manufactured on a small scale. Scaling up into larger batches could be challenging and our ability to procure adequate material in a timely manner to further develop LPCN 1111 is uncertain. We also may not be able to engage a manufacturer who can supply adequate quantities of the drug substance in compliance with cGMP. In addition, the anticipated Phase 3 program for an NDA filing for LPCN 1111 could be very long and expensive. Although we are exploring the possibility of partnering LPCN 1111 to a third party for further development and commercialization, we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. If we are unable to successfully partner LPCN 1111, LPCN 1111 may never be successfully commercialized.

LPCN 1107 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 1107 is in a very early stage of development and consequently, although we are exploring the possibility of partnering LPCN 1107 to a third party for further development and commercialization, we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. If we are unable to successfully partner LPCN 1107, LPCN 1107 may never be successfully commercialized. In particular, we have only conducted three Phase 1 clinical studies with this product candidate. Two of the studies were in healthy pregnant women and one was in healthy women. Although these studies demonstrated oral absorption of LPCN 1107 is possible, we may not be able to match Cavg blood levels shown with the intramuscular injection comparator product over a longer duration. Furthermore, our completed Phase 1 clinical studies may not be predictive of safety concerns that may arise in pregnant women or demonstrate that LPCN 1107 has an adequate safety profile to warrant further development. The FDA may also require further preclinical studies. All of these factors can impact the timing of and our ability to continue development or partner LPCN 1107.

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

A traditional PK/PD based Phase 2 clinical study in the intended patient population may not be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study results, we had an end-of-phase 2 meeting with the FDA in the second quarter of 2016, as well as subsequent guidance meetings to agree on a pivotal Phase 2b/3 development plan for LPCN 1107. However, these discussions will need to be updated based on recent developments with Covis’ Makena®. With the completion of our food effect study, we plan to resume our interactions with the FDA to discuss our pivotal Phase 2b/3 clinical trial design and better understand next steps to advance LPCN 1107, potentially in conjunction with the participation of a LPCN 1107 development partner, should we be able to enter into such a partnership. Once the pivotal Phase 2b/3 clinical trial is started, the anticipated Phase 2b/3 program for an NDA filing for LPCN 1107 will be very long and expensive.

The FDA has concluded that Makena, based on Makena’s failed definitive PROLONG study, a competing product with the same active ingredient and similar target indication, is ineffective and has proposed that it be withdrawn from the market. CDER issued AMAG, the NDA holder at the time, a NOOH to withdraw approval of Makena, for which AMAG Pharmaceuticals responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of Makena’s treatment and the public health implications of withdrawing approval. The FDA Commissioner granted a hearing, and the the hearing was held October 17 through 19, 2022, which resulted in a 14-1 vote to withdraw the product from the market. A decision whether to withdraw approval of Makena is likely in the first half of 2023 . During this time, Makena and the approved generics of Makena will remain on the market until the FDA makes a final decision about these products. It is entirely possible that any pivotal study on LPCN 1107 may require a placebo-controlled trial design. Therefore, given the uncertainly of the status of the current standard of care, Makena and its generics, Lipocine and/or its partner may face significant challenges in patient recruitment for a placebo-controlled trial, be faced with significant resource investment to conduct additional trials, and face potential perceived risk of efficacy failure in a pivotal study resulting in no further development of LPCN 1107.

Our research and development programs and processes are at an early stage of development, which makes it difficult to evaluate our business and prospects or predict if or when we will successfully commercialize or partner our product candidates.

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

Our clinical product candidates are at an early stage of development and will require significant further investment and regulatory approvals prior to marketing and commercialization. As such, our product development processes for LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1111, LPCN 1144, and LPCN 1107 are very risky and uncertain, and our product candidates may fail to advance beyond the current study. Even if we obtain required financing, we cannot ensure successful product development or that we will obtain regulatory approval or successfully commercialize or partner any of our product candidates and generate product revenues.

All of our clinical candidates will be subject to extensive regulation which can be costly and time consuming, cause delays or prevent approval of the products for commercialization.

Our clinical development of LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1111, LPCN 1144, and LPCN 1107 and any future product candidates is subject to extensive regulations by the FDA. Product development is a very lengthy and expensive process and can vary significantly based upon the product candidate’s novelty and complexity. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

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

In order to obtain regulatory clearance for the commercial sale of any of our product candidates, we must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. Obtaining approval of any of our product candidates is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval for many reasons, including:

●	we may not be able to demonstrate that the product candidate is safe and effective to the satisfaction of the FDA;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

●	the contract research organization that we retain to manage our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

●	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that a particular product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials or may require that we conduct additional trials;

●	the FDA may not accept data generated at our clinical trial sites;

●	if an NDA, once submitted, is reviewed by an Advisory Committee, the FDA may have difficulties scheduling an Advisory Committee meeting in a timely manner or the Advisory Committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

●	the FDA may require development of a REMS as a condition of approval;

●	the FDA may require longer or additional duration of stability data on the clinical lots prior to initiation of further clinical trials;

●	the FDA may identify deficiencies in the formulation or stability of our product candidates or products, or relating to our manufacturing processes or facilities, or in the processes and facilities of the contract manufacturing organization (“CMO”), our suppliers, or other third parties that may be utilized in the production supply chain of our products; and

●	with respect to LPCN 1111, the FDA may not grant a 3-year exclusivity as the active is a Testosterone prodrug.

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

We are substantially dependent on the success of our licensed product, TLANDO, which may not be successfully commercialized.

TLANDO is currently our only product that has completed Phase 3 clinical trials. In October 2021, we entered into the Antares License Agreement with Antares, pursuant to which we granted Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product with respect to TRT in the U.S. None of our other products have been approved for sale. Therefore, at this stage, our ability to realize revenue depends on TLANDO’s successful commercialization. The commercial success of TLANDO depends almost entirely on Antares’ commercialization efforts and we have very limited ability to influence Antares’ efforts, including the amount and timing of resources they devote, if any, to the commercialization of TLANDO. On March 29, 2022, the FDA granted approval to TLANDO for testosterone replacement therapy in adult males indicated for conditions associated with a deficiency or absence of endogenous testosterone: primary hypogonadism (congenital or acquired) and hypogonadotropic hypogonadism (congenital or acquired). Our ability to realize royalty revenue, will depend on the commercialization efforts of Antares. If Antares is not able to successfully commercialize TLANDO, we may not realize any royalty revenue under the Antares License Agreement and our business could be adversely affected. Additionally, regulatory approval of TLANDO may be withdrawn and the failure to maintain regulatory approvals would prevent TLANDO from being marketed and would have a material adverse effect on our business.

Under the PREA, our licensing partner, Antares, will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA required certain post-marketing studies including: (i) conduct an appropriately designed label comprehension and knowledge study that assesses patient understanding of key risk messages in the Medication Guide for TLANDO and (ii) conduct an appropriately designed one-year trial to evaluate development of adrenal insufficiency with chronic TLANDO therapy. Antares is responsible for conducting these post-marketing studies. The ramifications of the results of these studies conducted by Antares, or the ramifications of Antares’ inability or unwillingness to conduct these studies, are unknown to us and would be the between Antares and the FDA.

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

If T-replacement therapies are found, or are perceived, to create health risks, our ability to realize any revenue from TLANDO and LPCN 1111 could be materially adversely affected, and our business could be harmed. For TLANDO and LPCN 1111, if approved, physicians and patients may be deterred from prescribing and using T-replacement therapies, which could depress demand for TLANDO and compromise the successful commercialization of TLANDO and LPCN 1111, if approved.

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

On March 29, 2022, the FDA approved TLANDO. As part of their approval, the FDA required the inclusion of certain warnings and precautions in our labeling for TLANDO, including a “black box warning,” including warnings relating to blood pressure increases and an indication that the safety and efficacy of TLANDO in males less than 18 years has not been established. These warnings may deter physicians and patients from using TLANDO, which could adversely affect our business.

The FDA has also required that certain post-marketing studies be conducted to (i) assess patient understanding of key risks relating to TLANDO and (ii) evaluate development of adrenal insufficiency with chronic TLANDO therapy. Antares is responsible for conducting these post-marketing studies. Negative outcomes from such studies could adversely affect the ability of Antares to successfully commercialize TLANDO, which would adversely affect our ability to realize royalty revenue under the Antares License Agreement.

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

Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers can be critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Additionally, current manufacturers of drug products may have agreements with payors that may limit the ability of new products to get on formulary or require a step edit with an existing product before reimbursement of a new product will occur. Even if we obtain coverage for our products, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are less likely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Payers may require a more arduous prior authorization process as a condition to payment for TRT therapy. This could adversely affect the market for TRT products.

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

The Department of Health and Human Services Office of Inspector General issued final regulations on November 30, 2020 to eliminate safe harbor protection under the anti-kickback statute for drug price reductions that pharmaceutical manufacturers pay to Medicare and Medicaid plan sponsors and their pharmacy benefit managers. The proposal reflects a clear intent to substantially alter many of the current drug discount and services compensation practices among pharmaceutical manufacturers and Medicare and Medicaid managed care organizations and their pharmacy benefit managers. The proposal also reflects a skepticism that current drug discount and compensation practices among manufacturers and pharmacy benefit managers are sufficiently transparent to health plans to ensure that all appropriate cost reductions and value is passed through to health plans and reflected in lower health plans costs and lower premiums for beneficiaries. The Infrastructure Investment and Jobs Act enacted in 2021 delayed the potential effective date of the proposal until January 1, 2026, and the Inflation Reduction Act of 2022 further delayed potential implementation of the rule until 2032. If the regulation becomes effective, it could result in lower prices for pharmaceutical products in general.

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

The Inflation Reduction Act of 2022 (Pub. L. No. 117-169) was signed into law on August 16, 2022 and includes a number of provisions aimed at lowering prescription drug costs and reducing government spending on drugs. This includes a requirement that the Department of Health and Human Services negotiate a “maximum fair price” with drug manufacturers for certain single-source brand drugs or biologics without generic or biosimilar competitors that are covered under Medicare Part D and Part B. This pricing will begin in 2026 for Medicare Part D and 2028 for Medicare Part B. An excise tax is imposed on drug manufacturers that fail to comply with the required negotiation process. In addition, the law requires drug manufacturers to pay a rebate to the federal government if the price for almost all drugs covered under Medicare Part D (starting in 2022), and single-source drug or biologics covered under Medicare B (starting in 2023), increase greater than the inflation rate. The rebate amount equals the number of drug units sold in Medicare multiplied by the amount the drug’s price exceeds the inflation-adjusted price. The law also modifies the Medicare Part D benefit structure to cap the amount beneficiaries must spend on drug costs and increase the discounts manufacturers are required to pay. The Inflation Reduction Act of 2022 signals an increased desire to control the prices and costs associated with pharmaceutical products. This legislation, as well as any future statutes or regulations at the federal or state level, may impact reimbursement for our product candidates and may challenge our ability to realize an appropriate return on our investment in research and product development. Any further legislative or administrative action to reduce reimbursement or health benefits to beneficiaries under the Medicare or Medicaid program could affect the payment we could collect from sale of any product in the United States.

There is substantial competition in the TRT market, which may result in others discovering, developing or commercializing products before or more successfully than us or our licensing partner.

We expect to face significant competition for any of our product candidates, if approved. In particular, TLANDO competes in the T-replacement therapies market, which is competitive and currently dominated by the sale of T-gels and T-injectables. Receipt of future potential payments under our licensing agreement will depend, in large part, on our licensing partner’s ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral T-replacement therapies that compete with TLANDO. For example, because TU is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of TU administration that would be outside the scope of the claims of either our issued patents or our patent applications. This would enable their products to effectively compete with TLANDO, which could have a negative effect on potential payments under our licensing agreement.

The following T-replacement therapies currently on the market in the United States would compete with TLANDO:

●	Oral-T, such as Jatenzo and Kyzatrek;

●	T-gels, such as AndroGel (marketed by Abbvie) and Perrigo’s AB-rated 1% generic of AndroGel, Teva’s 1% generic of AndroGel, Testim and its generics (marketed by Endo Health Solutions, or Endo), and Fortesta and its generics (marketed by Endo);

●	T-injectables, including a subcutaneous auto-injector, XYOSTED, marketed by Antares Pharma, Inc.;

●	Branded, longer-acting injectables, such as Aveed (marketed by Endo);

●	T-nasals, such as Natesto (marketed by Acerus);

●	methyl-T, such as Methitest (marketed by Impax) and Testred (marketed by Valeant);

●	transdermal patches, such as Androderm (marketed by Allergan);

●	buccal patches, such as Striant (marketed by Endo);

●	generic testosterone enanthate intra-muscular injectables;

●	authorized generic and generic T-gels; and

●	subcutaneous injectable pellets, such as Testopel (marketed by Endo).

On March 27, 2019, Clarus’ product JATENZO®, an oral TU product, was approved by the FDA and also received three years of marketing exclusivity. On February 10, 2020, Clarus announced that JATENZO® has been launched and is commercially available. The FDA approved TLANDO on March 29, 2022, following the expiration of the exclusivity period granted to Clarus with respect to JATENZO®. In October 2022, Clarus’ assets, including JATENZO®, were purchased by Tolmar Pharmaceuticals Inc. in bankruptcy proceedings.

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

Our licensee partner’s ability to commercialize TLANDO is uncertain. Our licensee’s ability to successfully commercialize TLANDO is contingent upon numerous factors including, among other things, the completion of post-marketing studies, the availability of supplies, commercial acceptance by patients, the medical community, and third-party payors, and the resources that our licensee devotes to the commercialization of TLANDO. If our licensee is unable to successfully launch TLANDO commercially at scale, our business and operations could be adversely affected.

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

The Department of Health and Human Services Office of Inspector General proposed new regulations on February 6, 2019 to eliminate safe harbor protection under the anti-kickback statute for drug price reductions that pharmaceutical manufacturers pay to Medicare and Medicaid plan sponsors and their pharmacy benefit managers. The proposal reflects a clear intent to substantially alter many of the current drug discount and services compensation practices among pharmaceutical manufacturers and Medicare and Medicaid managed care organizations and their pharmacy benefit managers. The proposal also reflects a skepticism that current drug discount and compensation practices among manufacturers and pharmacy benefit managers are sufficiently transparent to health plans to ensure that all appropriate cost reductions and value is passed through to health plans and reflected in lower health plans costs and lower premiums for beneficiaries. If the proposal is finalized, it could result in lower prices for pharmaceutical products in general. The Infrastructure Investment and Jobs Act enacted in 2021 delayed the potential effective date of the proposal until January 1, 2026, and the Inflation Reduction Act of 2022 further delayed potential implementation of the rule until 2032. If the regulation becomes effective, it could result in lower prices for pharmaceutical products in general.

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

We are highly dependent on Dr. Mahesh V. Patel and the other principal members of our executive team. Employment with our executives and other employees are “at will”, meaning that there is no mandatory fixed term and their employment with us may be terminated by us or by them for any or no reason. The loss of the services of any of our executives or other key employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified scientific personnel and accounting personnel will also be critical to our success. We may not be able to attract and retain qualified personnel on acceptable terms, or at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

As of December 31, 2022, we had 17 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our future growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Federal legislation and actions by state and local governments may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

Our licensing partner may face competition for TLANDO from lower priced T-replacement therapies from foreign countries that have placed price controls on pharmaceutical products. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has not yet announced any plans to make this required certification .

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk on commercialized products. Human therapeutic products involve the risk of product liability claims and associated adverse publicity. Currently, the principal risks we face relate to patients in our clinical trials, who may suffer unintended consequences. Claims might be made by patients, healthcare providers or pharmaceutical companies or others. We may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale.

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

Securities legislation in the United States makes it relatively easy for stockholders to sue companies. This can lead to frivolous lawsuits which take substantial time, money, resources and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. Biotechnology and pharmaceutical companies, including us, have experienced significant stock price volatility in recent years, increasing the risk of such litigation. As we defend the class action lawsuits or future patent infringement actions should they be filed, or if we are required to defend additional actions brought by other shareholders, we may be required to pay substantial litigation costs and managerial attention and financial resources may be diverted from business operations even if the outcome is in our favor. In addition, while our insurance carrier may cover the costs of settling claims, the Company’s capital resources are critical to its continued operations, and the payment of litigation settlements and associated legal fees diverts these capital resources away from our operations, even if such amounts do not have a material impact on our financial statements.

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

Defendants intend to vigorously defend themselves against these allegations, but doing so may result in substantial litigation costs and managerial attention and financial resources may be diverted from business operations even if the outcome is in favor of our current and former officers and directors and the Company.

Additionally on April 2, 2019, we filed a lawsuit against Clarus in the United States District Court in Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. Clarus answered the complaint and asserted counterclaims of non-infringement and invalidity. We answered Clarus’s counterclaims on April 29, 2019. On February 11, 2020, we voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020 and a summary judgment hearing on January 15, 2021. In May 2021, the Court granted Clarus’ motion for Summary Judgment, finding the asserted claims of Lipocine’s U.S. patents 9,034,858; 9,205,057; 9,480,690; and 9,757,390 invalid for failure to satisfy the written description requirement of 35 U.S.C. § 112. Clarus still had remaining claims before the Court. On July 13, 2021, we entered into a Global Agreement with Clarus which resolved all outstanding claims of this litigation. Under the terms of the settlement, we agreed to pay Clarus $4.0 million, payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022 and $500,000 on July 13, 2023. In April 2022, we amended the Global Agreement with Clarus in an Amended Settlement Agreement and we agreed to settle the payments due in July 2022 and 2023 for $1,250,000 rather than the $1,500,000 total future payments due under the terms of the Global Agreement agreed to in 2021. The payment of this and other settlement payments divert capital resources away from our operations, which may adversely affect our business.

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

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of LPCN 1154, LPCN 2101, LPCN 1111, LPCN 1144, LPCN 1148, or LPCN 1107. We have entered into the Antares License Agreement for TLANDO with respect to TRT in the U.S. We intend to continue to develop our product candidates in the United States with or without a partner although our ability to advance these product candidates will depend on our capital resources and/or our ability to find a suitable partner to further develop our product candidates. In order to commercialize our TLANDO product candidates in the United States, we have partnered with Antares with respect to TLANDO and we will likely look to establish a partnership arrangements with respect to the development of some of our other product candidates. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our development plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of our product candidates. On October 14, 2021, we entered into the Antares License Agreement with Antares, pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product with respect to TRT in the U.S. Consequently, our ability to generate any revenues from TLANDO with respect to TRT in the U.S. depends on the efforts of Antares to commercialize TLANDO. We have very limited control over the amount and timing of resources that Antares dedicates to these efforts.

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

We and our licensee rely on a single third-party supplier for our supply of testosterone esters, the active pharmaceutical ingredient of TLANDO, LPCN 1111, LPCN 1148, and LPCN 1144. Since there are only a limited number of testosterone esters suppliers in the world, if this supplier ceases to provide us with testosterone esters, we or our licensee may be unable to procure testosterone esters on commercially favorable terms and/or may not be able to obtain testosterone esters in a timely manner. Furthermore, the limited number of suppliers of testosterone esters may provide such companies with greater opportunity to raise their prices. If we or our licensee are unable to obtain testosterone esters in a timely manner and/or in sufficient quantities, our ability to develop, and potentially commercialize, LPCN 1111, LPCN 1148, and LPCN 1144 may be adversely affected. In addition, any increase in price for testosterone esters will likely reduce our potential gross margins for LPCN 1111, LPCN 1148 and LPCN 1144.

We rely on limited suppliers for our supply of NAS, the active pharmaceutical ingredient of LPCN 1154 and LPCN 2101, and the loss of these limited suppliers could harm our business.

We rely on a limited third-party supplier for our supply NAS, the active pharmaceutical ingredient of LPCN 1154 and LPCN 2101. Since there are only a limited number of NAS suppliers in the world, if a supplier ceases to provide us with NAS, we may be unable to procure NAS on developmental or commercially favorable terms. Furthermore, the limited number of suppliers of NAS may provide such suppliers with a greater opportunity to raise their prices. If we are unable to obtain NAS in a timely manner and/or in sufficient quantities, our ability to develop LPCN 1154 and LPCN 2101 may be adversely affected.

If we do not establish successful collaborations, we may have to alter our development and commercialization plans for our products.

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of LPCN 1148, LPCN 1144, LPCN 1111, or LPCN 1107. We intend to continue to develop some of our product candidates in the United States without a partner although our ability to advance these product candidates will depend on our capital resources. However, in order to commercialize our product candidates in the United States, we will likely look to establish a partnership or co-promotion arrangement with an established pharmaceutical company that has a sales force, collaborate on the establishment of an internal sales force or build an internal sales force on our own. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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

Results of clinical trials and preclinical studies of our current and potential product candidates may not be viewed favorably by us or third parties, including the FDA or other regulatory authorities, investors, analysts and potential collaborators. The same may be true of how we design the clinical trials of our product candidates and regulatory decisions affecting those clinical trials. Pharmaceutical company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when a product candidate did not otherwise meet expectations. The final results from our clinical development programs may be negative, may not meet expectations or may be perceived negatively. The designs of our clinical trials (which may change significantly and be more expensive than currently anticipated depending on our clinical results and regulatory decisions) may also be viewed negatively by third parties. We may not be successful in completing these clinical trials on our projected timetable, if at all. In addition, we may never achieve FDA approval for any of our product candidates other than TLANDO, which could cause our stock price to decline significantly and have other significant adverse effects on our business.

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

●	the success of the commercial launch of TLANDO;

●	plans for, costs of, progress of and results from clinical trials of our product candidates;

●	the failure of our product candidates to receive FDA approval;

●	regulatory uncertainty in the TRT class;

●	FDA Advisory Committee meetings and related recommendations including meetings convened on the TRT class or on similar companies;

●	announcements by the FDA that may impact on-going clinical studies related to safety or efficacy of TRT products;

●	product approval and potential FDA required labeling language and/or Phase 4 study commitments;

●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	our ability to license our products to third parties;

●	failure to engage with collaborators or build an internal sales force to commercialize our products should a product candidate other than TLANDO receive FDA approval;

●	the success or failure of other TRT products or non-testosterone based testosterone therapy products;

●	failure of our products, if approved, to achieve commercial success;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	variations in our quarterly operating results;

●	changes in our financial guidance or securities analysts’ estimates of our financial performance;

●	changes in accounting principles;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	additions or departures of key personnel;

●	discussion of us or our stock price by the press and by online investor communities;

●	our cash balance; and

●	other risks and uncertainties described in these risk factors.

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

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. As of December 31, 2022, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $230,000. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at a point in time, we ultimately may incur amounts significantly different than the carrying value of the liability.

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

On June 7, 2022, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that the bid price of our common stock for the previous 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). We had a period of 180 calendar days, or until December 5, 2022, to regain compliance with the rule. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we provided written notice to NASDAQ of our intent to cure the deficiency, including, if necessary, by effecting a reverse stock split and, on December 6, 2022, we received notification from NASDAQ providing an additional 180-day grace period, until June 5, 2023, to regain compliance with the NASDAQ Marketplace Rule’s $1.00 minimum bid price requirement.

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

As of December 31, 2022, our executive officers and directors beneficially owned approximately 5.5% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year, and it may continue to be volatile. During 2022, our common stock has traded as low as $0.37 and as high as $1.85 per share. We cannot predict the price at which our common stock will trade in the future, and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

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

We will need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

●	market conditions for raising capital, particularly for life science companies;
●	current and future clinical trials for our product candidates, including for LPCN 1154, LPCN 2101, and LPCN 1148;
●	regulatory actions of the FDA;

●	the scope, size, rate of progress, results and costs of completing ongoing clinical trials and development plans with our product candidates;
●	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;
●	payments received under any current or future license agreements, strategic partnerships or collaborations;
●	the cost of filing, prosecuting and enforcing patent claims;
●	the costs associated with commercializing our product candidates if we receive marketing approval for product candidates other than TLANDO, including the cost and timing of developing internal sales and marketing capabilities or entering into strategic collaborations to market and sell our products;
●	the costs of on-going and future litigation;
●	covenants in the Securities Purchase Agreements entered into in the February 2020 Offering and the November 2019 Offering restricting our ability to enter into variable rate transactions; and
●	funding additional product line expansions.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2024, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2024, to support our operations, the on-going clinical development of LPCN 1154, and compliance with regulatory requirements. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1111, LPCN 1144, and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies.

Funding may not be available to us on favorable terms, or at all. Also, market conditions and the number of authorized shares we have available may prevent us from accessing the debt and equity capital markets, including sales of our common stock through the ATM Offering (as defined below). If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates other than TLANDO receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, including the ATM Offering, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. These arrangements may not be available to us or available on terms favorable to us. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences, warrants or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to reduce costs, delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired, or reduce or cease operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, current stockholders’ ownership interest in the Company will be diluted. In addition, the terms may include liquidation or other preferences that materially adversely affect their rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

We cannot predict when we will generate product revenues and may never achieve or maintain profitability.

Our ability to become profitable depends upon our ability to generate revenue from product sales and/or licensing agreements. To date, we have not generated any significant revenue from product sales of TLANDO or our other drug candidates in the current pipeline, and we do not know when, or if, we will generate significant revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	other than for TLANDO in the U.S., obtain U.S. and foreign marketing approval for our product candidates;

●	commercialize our product candidates by developing a sales force and/or entering into licensing agreements or collaborations with partners/third parties, either before or after obtaining marketing approval for our product candidates; and

●	achieve market acceptance of our product candidates in the medical community and with third-party payors.

Even if our product candidates other than TLANDO are approved for commercial sale, we expect to incur significant costs as we prepare to commercialize them. Even if we receive FDA approval for our product candidates, they may not be commercially successful drugs. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

We have focused a significant portion of our efforts on developing TLANDO and more recently on our oral neuroactive steroids LPCN 1154 and LPCN 2101, LPCN 1148, and LPCN 1144. We have funded our operations to date through sales of our equity securities, debt, and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of December 31, 2022, we had an accumulated deficit of $183.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with clinical trials associated with our oral neuroactive steroids LPCN 1154 and LPCN 2101, LPCN 1148, and LPCN 1111, LPCN 1144, and LPCN 1107, if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1111, LPCN 1144, and LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

●	others may be able to make or use compounds that are the same or similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;

●	the Active Pharmaceutical Ingredients (“APIs”) in our licensed product TLANDO and current product candidates LPCN 1148, LPCN 1144, LPCN 1111, and LPCN 1107 are, or may soon become, commercially available in generic drug products, and no patent protection may be available without regard to formulation or method of use;

●	we may not be able to detect infringement against our owned or licensed patents, which may be especially difficult for manufacturing processes or formulation patents;

●	we might not have been the first to make the inventions covered by our issued patents or pending patent applications or those we license;

●	we might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	it is possible that our pending patent applications or those of our licensor will not result in issued patents;

●	it is possible that there are dominating patents to any of our product candidates of which we are not aware;

●	it is possible that there are prior public disclosures that could invalidate our patents, or parts of our patents, of which we are not aware;

●	it is possible that others may circumvent our owned or licensed patents;

●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

●	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;

●	the claims of our owned or licensed issued patents or patent applications, if and when issued, may not cover our product candidates;

●	our issued patents or those of our licensor may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal challenges by third parties;

●	our licensor or licensees as the case may be, who have access to our patents, may attempt to enforce our owned or licensed patents, which if unsuccessful, may result in narrower scope of protection of our owned or licensed patents or our owned or licensed patents becoming invalid or unenforceable;

●	we may not develop additional proprietary technologies for which we can obtain patent protection; or

●	the patents of others may have an adverse effect on our business.

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

If a third-party’s patent was found to cover our product candidates, proprietary technologies or their uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to commercialize any one or more of our product candidates or use our proprietary technologies unless we or they obtain a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, technologies or methods pending a trial on the merits, which could be years away.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology, pharmaceutical, and related industries generally. If a third-party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

●	substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

●	a court prohibiting us from selling or licensing the product unless the third-party licenses its product rights to us, which it is not required to do;

●	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and/or grant cross-licenses to intellectual property rights for our products; and

●	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

Our corporate headquarters are located in a leased facility in Salt Lake City, Utah. Our lease expires on February 28, 2024. We believe that our existing facility is suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. However, on February 11, 2020, we voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. Clarus answered the complaint and asserted counterclaims of non-infringement and invalidity. We answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020, and a summary judgment hearing on January 15, 2021. In May 2021, the Court granted Clarus’ motion for summary judgment, finding the asserted claims of Lipocine’s U.S. patents 9,034,858; 9,205,057; 9,480,690; and 9,757,390 invalid for failure to satisfy the written description requirement of 35 U.S.C. § 112. Clarus still had remaining claims before the Court. On July 13, 2021, we entered into the Global Agreement with Clarus which resolved all outstanding claims of this litigation as well as the on-going United States Patent and Trademark Office (“USPTO”) Interference No. 106,128 between the parties (as described below). Under the terms of the Global Agreement, Lipocine agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022, and $500,000 on July 13, 2023. In April 2022, we amended the Global Agreement with Clarus in an Amended Settlement Agreement and we agreed to settle the payments due in July 2022 and 2023 for $1,250,000 rather than the $1,500,000 total future payments due under the terms of the Global Agreement agreed to in 2021. No future royalties are owing from either party. On July 15, 2021, the Court dismissed with prejudice Lipocine’s claims and Clarus’ counterclaims. On April 29, 2022, the Company agreed to an amendment to Section 3.1 of the Global Agreement, pursuant to which the Company agreed to pay Clarus $1,250,000 in May 2022, with no additional payments required thereafter. No future royalties are owing from either party.

On November 14, 2019, we and certain of our officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019, through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We have insurance that covers claims of this nature. The retention amount payable by us under our policy is $1.25 million. We filed a motion to dismiss this class action lawsuit on July 24, 2020. In response, the plaintiffs filed their response to the motion to dismiss the class action lawsuit on September 22, 2020, and we filed our reply to our motion to dismiss on October 22, 2020. A hearing on the motion to dismiss occurred on January 12, 2022 and there has been no update on the motion to dismiss since the hearing occurred. We intend to vigorously defend ourselves against these allegations and have not recorded a liability related to this shareholder class action lawsuit as the outcome is not probable nor can an estimate be made of loss, if any.

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

Holders

As of March 7, 2023, there were approximately 90 holders of record of our common stock. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

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

We entered into a license agreement for the development and commercialization our product candidate, TLANDO®, an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”). TLANDO is a registered trademark assigned to Antares. On October 14, 2021, we entered into a license agreement (the “Antares License Agreement”) with Antares Pharma, Inc. (“Antares” or our “Licensee”), pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the United States Food and Drug Administration (“FDA”), the TLANDO product for TRT in the U.S. Any FDA required post-marketing studies will also be the responsibility of our licensee, Antares. On March 28, 2022, Antares received approval from the FDA for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares through a merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme. On June 7, 2022, Halozyme announced the commercial launch of TLANDO, an oral treatment indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism).

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

To date, we have funded our operations primarily through the sale of equity securities, debt and convertible debt and through up-front payments, research funding and royalty and milestone payments from our license and collaboration arrangements. We have not generated any revenues from product sales and while we expect to generate royalties from our licensee’s sales of TLANDO, we do not expect to generate revenue from product sales from our other product candidates unless and until approval.

We have incurred losses in most years since our inception. As of December 31, 2022, we had an accumulated deficit of $183.4 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $10.8 million for the year ended December 31, 2022, compared to $634,000 for the year ended December 31, 2021. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

●	conduct further development of our other product candidates, including LPCN 1154, LPCN 2101 and LPCN 1148;

●	continue our research efforts;

●	research new products or new uses for our existing products;

●	maintain, expand and protect our intellectual property portfolio; and

●	provide general and administrative support for our operations, including on-going litigation.

To fund future long-term operations, including the potential commercialization of any of our product candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including capital market conditions, regulatory requirements and commercial success of TLANDO, regulatory requirements related to our other product development programs, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, our ability to license and/or partner our products to third parties, the pursuit of various potential commercial activities and strategies associated with our development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential license, partnering and collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, in amounts sufficient to fund our operations, or at all. Although we have previously been successful in obtaining financing through public and private equity securities offerings and our license and collaboration agreements, there can be no assurance that we will be able to do so in the future.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through December 31, 2022, we have generated $44.7 million in revenue under our various license and collaboration arrangements and from government grants. We have entered into the Antares license agreement with the potential for revenue from future milestones and royalties, but we may never generate revenues from any of our clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $137.1 million in research and development expenses through December 31, 2022.

On October 14, 2021, we entered into a license agreement (the “Antares License Agreement”) for the development and commercialization of our TLANDO® product, an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”) with Antares Pharma, Inc. (“Antares” or our “Licensee”), pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product for TRT in the U.S. TLANDO is a registered trademark assigned to Antares. Any FDA required post-marketing studies will also be the responsibility of our licensee, Antares. On March 28, 2022, Antares received approval from the FDA for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares through a merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme. On June 7, 2022, Halozyme announced the commercial launch of TLANDO, an oral treatment indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism).

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

We have also incurred significant manufacturing costs to prepare launch supplies for TLANDO. However, any additional expenditures required to prepare for a commercial launch of TLANDO will be paid by Antares.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1154, LPCN 2101, or other future product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the pre-clinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities. We will continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 1111, LPCN 1107 and TLANDO outside of the U.S.

We expect research and development expenses to increase in the future as we complete on-going clinical studies, including the studies for our CNS product candidates and the Phase 2 POC study in male subjects with cirrhosis with LPCN 1148, and as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with our development product candidates and when and if we conduct Phase 3 clinical studies with LPCN 1144, LPCN 1148, LPCN 1111 and LPCN 1107. We are exploring the possibility of licensing LPCN 1144, LPCN 1148, LPCN 1111 and LPCN 1107, although we have not entered into a licensing agreement and no assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us. If we are unable to raise additional capital or obtain non-dilutive financing, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, and support functions. Other general and administrative expenses include rent and utilities, travel expenses, professional fees for auditing, tax, legal and various other services.

General and administrative expenses also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims, including the patent interference and patent infringement lawsuits against Clarus in 2021.

We expect that general and administrative expenses will increase in the future as we continue as a public company, including legal and consulting fees, accounting and audit fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. However, if we are unable to raise additional capital, we may need to reduce general and administrative expenses in order to extend our ability to continue as a going concern.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities, imputed interest on minimum royalties under the Antares Licensing Agreement, interest expense incurred on our Loan and Security Agreement, gains on our warrant liability and losses (gains) on our litigation liability.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021	Variance
Revenue	$500,000	$16,140,838	$(15,640,838)
Research and development expenses	8,556,888	7,665,559	891,329
General and administrative expenses	4,062,487	5,329,776	(1,267,289)
Interest and investment income	(572,578)	(67,700)	(504,878)
Interest expense	27,098	203,292	(176,194)
Unrealized gain on warrant liability	(565,940)	(355,890)	210,050
(Gain) loss on litigation settlement	(250,000)	4,000,000	(4,250,000)
Income tax expense	681	200	481

Revenue

We recognized license revenue of $500,000 during the year ended December 31, 2022, compared to $16.1 million during the year ended December 31, 2021. License revenue in 2022 was related to a non-refundable cash fee of $500,000 received from Antares for consideration of a 90 day extension to exercise its option to license LPCN 1111. On June 30, 2022, Antares’ option to license TLANDO XR expired and was not exercised. License revenue in 2021 primarily related to licensing fees, minimum royalties and the sale of finished goods inventory we received in accordance with the Antares Licensing Agreement for TLANDO which was signed on October 14, 2021. Additionally, we recognized $55,000 in license revenue in 2021 related to payments received from Spriaso under a licensing agreement in the cough and cold field.

Research and Development Expenses

We recorded research and development expenses of $8.6 million and $7.7 million, respectively, for the years ended December 31, 2022 and 2021. The increase in research and development expenses during the year ended December 31, 2022 was primarily due to $1.7 million increase in contract research organization expense related to the Phase 2 POC study in male cirrhotic subjects with LPCN 1148, a $353,000 increase in our LPCN 1111 due to manufacturing scale up costs, a $274,000 increase in personnel expense primarily resulting from additional headcount, and a $155,000 increase in other R&D expenses. These increases are offset by a $1.2 million decrease in contract research organization expense and outside consulting costs related to the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, a $319,000 decrease in our LPCN 1107 clinical study, and a $81,000 decrease in costs related to LPCN 1154.

General and Administrative Expenses

We recorded general and administrative expenses of $4.1 million and $5.3 million, respectively, for the years ended December 31, 2022 and 2021. The decrease in general and administrative expenses during the year ended December 31, 2022 was primarily due to a $1.4 million decrease from increased 2021 legal fees relating to the patent infringement lawsuit expenses which resulted in a settlement with Clarus Therapeutics Inc, the on-going class action lawsuit defense, and other corporate matters, a $321,000 decrease in personnel related costs resulting from a change in personnel and a $59,000 decrease in other general and administrative expenses. These decreases were offset by a $149,000 increase related to the recruitment and compensation for two additional directors, a $113,000 increase in other various professional fees, a $116,000 increase in strategic advisory services, a $75,000 increase related to proxy solicitation services, and a $33,000 increase in travel related costs.

Interest and Investment Income

The increase in interest and investment income during the year ended December 31, 2022 was due to higher interest rates in 2022 compared to 2021, despite declining cash and marketable investment securities balances quarter over quarter in 2022.

Interest Expense

The decrease in interest expense during the year ended December 31, 2022 is due to a decrease in interest expense on our Loan and Security Agreement with SVB, mainly as a result of lower principal balances in 2022 compared to 2021. The SVB loan matured and was paid in full in June of 2022.

Unrealized Loss (Gain) on Warrant Liability

We recorded a gain of $566,000 and $356,000, respectively, on warrant liability during the years ended December 31, 2022 and 2021 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2022 was attributable to a decrease in the value of warrants outstanding as of December 31, 2022 as compared to December 31, 2021 due to a decrease in our stock price, and a shorter term remaining on the outstanding warrants. The gain in 2021 was attributable to a decrease in the value of warrants outstanding as of December 31, 2021 as compared to December 31, 2020, partially due to a small decrease in the number of warrants outstanding, but mainly due to an decrease in our stock price, and a shorter term remaining on the outstanding warrants There were zero and 10,000 common stock warrants from the November 2019 Offering exercised during 2022 and 2021, respectively. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Litigation Settlement

During the year ended December 31, 2022, we recorded a gain on the settlement of litigation liability of $250,000 as a result of the April 2022 Amendment to Global Agreement with Clarus (“Amended Settlement Agreement”). The Amended Settlement Agreement settled the payments due in July 2022 and 2023 for $1,250,000 rather than the $1,500,000 total future payments due under the terms of the Global Agreement agreed to in 2021. Under the terms of the Global Agreement we entered into in 2021, we had agreed to pay Clarus $4.0 million payable as follows: $2.5 million which was paid in July 2021, $1.0 million which was to be paid on July 13, 2022 and $500,000 which was to be paid on July 13, 2023. During the year ended December 31, 2021, we recorded a litigation settlement expense of $4.0 million resulting from the Global Agreement with Clarus which resolved all outstanding claims between the two companies.

No future royalties are owing from either party. On July 15, 2021, the Court dismissed with prejudice the Company’s claims and Clarus’ counterclaims.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance clinical development of LPCN 1154, LPCN 2101, LPCN 1148 and any other product candidate, including continued research efforts.

As of December 31, 2022, we had $32.5 million of unrestricted cash, cash equivalents and marketable investment securities compared to $46.6 million at December 31, 2021.

On October 14, 2021, we entered into the Antares License Agreement with Antares, pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the FDA, our TLANDO product with respect to TRT in the U.S. Upon execution of the Antares License Agreement, Antares paid to us an initial payment of $11.0 million. Antares has also agreed to make certain minimum royalty payments in the future and, since these future minimum royalties are variable consideration deemed to be probable, $4.0 million in revenue was recognized in 2021 for the minimum royalties to be received in the future. In addition, Antares will also make additional payments of $5.0 million to us on each of January 1, 2025 and January 1, 2026, provided that certain conditions are satisfied. We are also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by Antares under the Antares License Agreement. In addition, we receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. Our ability to realize benefits from the Antares License Agreement, including milestone and royalty payments, is subject to a number of risks. We may not realize milestone or royalty payments in anticipated amounts, or at all.

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

On January 5, 2018, we entered into the Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bore interest at a rate equal to the Prime Rate, as reported in money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest was payable monthly. Additionally on April 1, 2020, we entered into a Deferral Agreement with SVB. Under the Deferral Agreement, principal repayments were deferred by six months and we were only required to make monthly interest payments during the deferral period. The Loan matured and was paid in full on June 1, 2022. Additionally, we made a final payment at maturity equal to $650,000 (the “Final Payment Charge”). The expense of the final payment charge had been recognized over the term of the facility using the effective interest method.

On March 6, 2017, we entered into a sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to the amount we have registered on an effective registration statement pursuant to which the offering is being made. We currently have registered up to $50.0 million for sale under the Sales Agreement, pursuant to our Registration Statement on Form S-3 (File No. 333-250072) (the “Form S-3”), through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cantor uses its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. We pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. We have also provided Cantor with customary indemnification rights.

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

During the year ended December 31, 2022, we did not sell any shares of our common stock pursuant to our current Registration Statement on Form S-3 (File No. 333-250072). During the year ended December 31, 2021, we sold 1,811,238 shares of our common stock resulting in net proceeds of approximately $3.4 million under the Sales Agreement which is net of $112,000 in expenses consisting of commissions paid to Cantor in connection with these sales and other offering and accounting costs. As of December 31, 2022, we had $41.2 million available for sale under the Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2024 which include on-going clinical studies for LPCN 1154 and/or LPCN 2101 and an on-going study for LPCN 1148, and research and development activities and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 1144, LPCN 1111, and LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2024, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities, either before or after March 31, 2024, to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1144, LPCN 1111, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities for all of our product candidates, including LPCN 1154 and LPCN 2101, LPCN 1148, LPCN 1111, LPCN 1144, LPCN 1107 and;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

●	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

●	the terms and timing of any collaborative, licensing, settlement and other arrangements that we may establish;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing and outcomes of regulatory approvals;

●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

●	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Cash used in operating activities	$(11,968,819)	$(4,411,303)
Cash provided by (used in) investing activities	14,293,707	(43,780,397)
Cash provided by (used in) financing activities	(2,126,944)	26,924,870

Net Cash Used in Operating Activities

During the years ended December 31, 2022 and 2021, net cash used in operating activities was $12.0 million and $4.4 million, respectively.

Net cash used in operating activities during 2022 and 2021 was primarily attributable to cash outlays to support on-going operations, including research and development expenses and general and administrative expenses. During 2022, we were performing activities related to our Phase 2 POC study in male subjects with cirrhosis with LPCN 1148 and PK and food effect studies with LPCN 1154, LPCN 2101 and LPCN 1107, in addition to manufacturing scale up with LPCN 1111. During 2021, we were performing activities related to the LPCN 1144 LiFT Phase 2 paired biopsy clinical study and the Phase 2 clinical trial with LPCN 1148 and we also entered into the Global Agreement with Clarus.

Net Cash Provided by (Used In) Investing Activities

During the year ended December 31, 2022, net cash provided by investing activities was $14.3 million and during the year ended December 31, 2021, net cash used in investing activities was $43.8 million.

Net cash provided by investing activities during 2022 was primarily the result of the maturity of marketable investment securities, net. Net cash used in investing activities in 2021 was due to the purchase of marketable securities. There were $134,000 and $8,000 capital expenditures for the years ended December 31, 2022, and 2021, respectively.

Net Cash Provided by (Used In) Financing Activities

During the year ended December 31, 2022, net cash used in financing activities was $2.1 million and during the year ended December 31, 2021 net cash provided from financing activities was $26.9 million.

Net cash used in financing activities during the year ended December 31, 2022 was mainly due to loan repayments of $1.7 million and payment of the Final Payment Charge of $650,000 related to the SVB Loan and Security Agreement, offset by net proceeds from stock option exercises.

Net cash provided by financing activities during 2021 was attributable to the net proceeds from the sale of 16,428,571 shares of common stock pursuant to January 2021 Offering resulting in net proceeds of $26.8 million and $3.4 million in proceeds from the sale of 1,811,238 shares of common stock pursuant to the Sales Agreement, offset by $3.3 million in debt principal repayments under the SVB Loan and Security Agreement.

Employee stock option exercises provided approximately $211,000 of cash during 2022 and $7,000 during 2021. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options.

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On January 16, 2023, we modified and extended the lease through February 28, 2024.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this pronouncement effective January 1, 2017. We recognized revenue of $500,000 under our agreement with Antares in 2022 and $16.1 million in 2021 under agreements with Antares and Spriaso LLC.

We may provide research and development services under collaboration arrangements to advance the development of jointly owned products. We record the expenses incurred and reimbursed on a net basis in research and development expense.

As of December 31, 2022, we do not have any active collaboration agreements.

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

Stock-Based Compensation

We recognize stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under our Incentive Plan to employees, nonemployees and nonemployee members of our board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, in the past we have granted performance-based stock option awards and restricted stock grants, which vest based upon our satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, we estimate that these options will vest, which is based on whether we consider the options’ performance conditions to be probable of attainment. Our estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods.

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

As of December 31, 2022, there was $1.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan.

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

As of December 31, 2022 and 2021, the warrant liability was $230,000 and $796,000, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lipocine Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lipocine Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tanner LLC

We have served as the Company’s auditor since 2018

Salt Lake City, Utah

March 10, 2023

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2022 and 2021

	2022	2021

Assets
Current assets:
Cash and cash equivalents	$3,148,496	$2,950,552
Marketable investment securities	29,381,410	41,667,405
Accrued interest income	80,427	247,253
Contract asset - current	579,428	-
Prepaid and other current assets	945,319	1,514,465

Total current assets	34,135,080	46,379,675

Marketable investment securities	-	2,021,800
Contract asset - non-current	3,252,500	4,050,000
Property and equipment, net of accumulated depreciation of $1,153,530 and $1,144,077, respectively	131,589	7,211
Other assets	23,753	23,753

Total assets	$37,542,922	$52,482,439

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$600,388	$1,289,342
Accrued expenses	1,077,738	1,016,458
Debt - current portion	-	2,310,825
Litigation settlement liability - current portion	-	1,000,000

Total current liabilities	1,678,126	5,616,625

Warrant liability	229,856	795,796
Litigation settlement liability - non-current portion	-	500,000

Total liabilities	1,907,982	6,912,421

Commitments and contingencies (notes 5, 8 and 11)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, par value $0.0001 per share, 200,000,000 and 100,000,000 shares authorized; 88,516,501 and 88,296,360 issued and 88,510,791 and 88,290,650 outstanding	8,852	8,830
Additional paid-in capital	219,112,164	218,286,323
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(20,321)	(18,016)
Accumulated deficit	(183,425,043)	(172,666,407)

Total stockholders’ equity	35,634,940	45,570,018

Total liabilities and stockholders’ equity	$37,542,922	$52,482,439

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2022 and 2021

	2022	2021

Revenues	$500,000	$16,140,838

Operating expenses:
Research and development	8,556,888	7,665,559
General and administrative	4,062,487	5,329,776
Total operating expenses	12,619,375	12,995,335

Operating income (loss)	(12,119,375)	3,145,503

Other income (expense)
Interest and investment income	572,578	67,700
Interest expense	(27,098)	(203,292)
Unrealized gain on warrant liability	565,940	355,890
Gain (loss) on litigation settlement liability	250,000	(4,000,000)
Total other income (expense), net	1,361,420	(3,779,702)

Loss before income tax expense	(10,757,955)	(634,199)

Income tax expense	(681)	(200)
Net loss	$(10,758,636)	$(634,399)

Basic loss per share attributable to common stock	$(0.12)	$(0.01)

Weighted average common shares outstanding, basic	88,457,243	86,934,618

Diluted loss per share attributable to common stock	$(0.13)	$(0.01)

Weighted average common shares outstanding, diluted	88,875,946	87,623,452

Comprehensive loss:
Net loss	$(10,758,636)	$(634,399)
Unrealized net loss on available-for-sale securities	(2,305)	(18,016)

Comprehensive loss	$(10,760,941)	$(652,415)

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2022 and 2021

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2020	70,036,257	$7,005	5,710	$(40,712)	$187,407,634	$-	$(172,032,008)	15,341,919

Net loss	-	-	-	-	-	-	(634,399)	(634,399)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(18,016)	-	(18,016)

Common stock sold through equity offering	16,428,571	1,643	-	-	26,838,814	-	-	26,840,457

Common stock issued for warrant exercises	10,000	1	-	-	4,999	-	-	5,000

Stock-based compensation	-	-	-	-	603,946	-	-	603,946

Option exercises	4,584	-	-	-	6,693	-	-	6,693

Settlement of warrant liability on warrant exercises	-	-	-	-	18,365	-	-	18,365

Common stock sold through ATM offering	1,811,238	181	-	-	3,405,872	-	-	3,406,053

Balances at December 31, 2021	88,290,650	8,830	5,710	(40,712)	218,286,323	(18,016)	(172,666,407)	45,570,018

Net loss	-	-	-	-	-	-	(10,758,636)	(10,758,636)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(2,305)	-	(2,305)

Stock-based compensation	-	-	-	-	636,140	-	-	636,140

Option exercises	220,141	22	-	-	211,401	-	-	211,423

Costs associated with ATM offering	-	-	-	-	(21,700)	-	-	(21,700)

Balances at December 31, 2022	88,510,791	$8,852	5,710	$(40,712)	$219,112,164	$(20,321)	$(183,425,043)	$35,634,940

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

	2022	2021

Cash flows from operating activities:

Net loss	$(10,758,636)	$(634,399)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	9,453	380
Stock-based compensation expense	636,140	603,946
Non-cash interest expense	5,842	53,750
Non-cash gain on change in fair value of warrant liability	(565,940)	(355,890)
Gain on settlement of litigation liability	(250,000)	-
Amortization of premium/discount on marketable investment securities	(122,048)	515,577

Changes in operating assets and liabilities:
Accrued interest income	166,826	(246,862)
Contract asset	218,072	(4,050,000)
Prepaid and other current assets	569,146	(853,207)
Accounts payable	(688,954)	(307,878)
Accrued expenses	61,280	(636,720)
Litigation settlement liability	(1,250,000)	1,500,000

Cash used in operating activities	(11,968,819)	(4,411,303)

Cash flows from investing activities:

Purchases of property and equipment	(133,831)	(7,591)
Purchases of marketable investment securities	(45,074,462)	(48,422,806)
Maturities of marketable investment securities	59,502,000	4,650,000

Cash provided by (used in) investing activities	14,293,707	(43,780,397)

Cash flows from financing activities:

Debt repayments	(1,666,667)	(3,333,333)
End of loan payment fee	(650,000)	-
Proceeds from stock option exercises	211,423	6,693
Proceeds from sale of common stock sold in equity offering	-	26,840,457
Proceeds from exercise of warrants	-	5,000
Proceeds from (costs associated with) ATM	(21,700)	3,406,053

Cash provided by (used in) financing activities	(2,126,944)	26,924,870

Net increase (decrease) in cash and cash equivalents	197,944	(21,266,830)

Cash, cash equivalents and restricted cash at beginning of year	2,950,552	24,217,382

Cash, cash equivalents and restricted cash at end of year	$3,148,496	$2,950,552

Supplemental disclosure of cash flow information:
Interest paid	21,256	149,543
Income taxes paid	200	200

Supplemental disclosure of non-cash investing and financing activities:
Settlement of warrant liability on warrant exercises	-	18,365
Unrealized loss on marketable investment securities	(2,305)	(18,016)
Accrued final payment charge on debt	5,842	53,750

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(1) Description of Business

Lipocine Inc. (“Lipocine” or the “Company”), a clinical-stage biopharmaceutical company focused on central nervous system (“CNS”) disorders, is engaged in research and development for the delivery of drugs using its proprietary delivery technology. The Company’s principal operation is to provide oral delivery solutions for existing drugs. Lipocine develops its own drug candidates or it develops drug candidates on behalf of or in collaboration with corporate partners. The Company has funded operating costs primarily through collaborative license, milestone and research arrangements, through federal grants, through the sale of equity securities and through debt. The Company is incorporated under the laws of the State of Delaware.

(2) Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to the timing and amount of revenue recognized from licensing agreements, stock-based compensation; income tax uncertainties; the fair value of the warrant liability and the useful lives of property and equipment.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Cash and cash equivalents were $3.1 million and $3.0 million at December 31, 2022 and 2021.

(c) Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company maintains an allowance for doubtful accounts for estimated losses. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and their customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company had no write-offs in 2022 and 2021 and the Company did not record an allowance for doubtful accounts as of December 31, 2022 and 2021 as there were no accounts receivable outstanding. The Company does not have any off-balance-sheet credit exposure related to its customers.

(d) Revenue Recognition

The Company generates most of its revenue from license and royalty arrangements. At the inception of each contract, the Company identifies the goods and services that have been promised to the customer and each of those that represent a distinct performance obligation, determines the transaction price including any variable consideration, allocates the transaction price to the distinct performance obligations and determines whether control transfers to the customer at a point in time or over time. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. The Company reassesses its reserves for variable consideration at each reporting date and makes adjustments, if necessary, which may affect revenue and earnings in periods in which any such changes become known.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(2) Summary of Significant Accounting Policies – (continued)

Disaggregation of Revenue. In the following tables, revenues reported for the years ended December 31, 2022 and 2021, under Topic 606, are disaggregated by type of revenue.

Type of Revenue	2022	2021
Licensing	$500,000	$11,000,000
Sales-based royalties	-	54,994
Minimum guaranteed royalties	-	4,050,000
Materials	-	1,035,844
	$500,000	$16,140,838

Under Topic 606, all revenue has been recognized as point in time for the years ended December 31, 2022 and 2021.

See Note 4 for a description of the license agreement with Antares Pharma, Inc. See Note 12 for a description of the agreement with Spriaso.

License Fees. For distinct license performance obligations, upfront license fees are recognized when the Company satisfies the underlying performance obligation. This generally occurs upon transfer of the right to use the Company’s licensed technology to the customer. In addition, license arrangements may include contingent milestone payments, which are due following achievement by our licensee of specified sales or regulatory milestones and for which the licensee and/or Company must fulfill its performance obligation prior to achievement of these milestones. Because of the uncertainty of the milestone achievement, and/or the dependence on sales of our licensee, variable consideration for contingent milestones is fully constrained and is not recognized as revenue until the milestone is achieved by our licensee, to the extent collectability is reasonably certain.

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

Contract Assets

Contract assets consist of minimum royalty revenue earned in relation to the license agreement but not yet payable based on the terms of the contract. The contract asset as of December 31, 2022 and 2021 is related to the Antares License Agreement.

Revenue Concentration

A major customer is considered to be one that comprises more than 10% of the Company’s total revenues. There was one major customer for the years ended December 31, 2022 and 2021 which accounted for 100% and 99.7% of total revenue, respectively.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

(h) Share Based Payments

The Company recognizes stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under the Company’s Incentive Plan to employees, nonemployees and nonemployee members of the Company’s board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, in the past the Company has granted performance-based stock option awards and restricted stock units, which vest based upon the Company satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, the Company estimates that these options or units will vest, which is based on whether the Company considers the performance conditions to be probable of attainment. The Company’s estimates of the number of performance-based options or units that will vest will be revised, if necessary, in subsequent periods.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(2) Summary of Significant Accounting Policies – (continued)

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees, nonemployees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the common stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $636,000 and $604,000 for the years ended December 31, 2022 and 2021, allocated as follows:

	Year Ended
	2022	2021

Research and development	$338,018	$280,186
General and administrative	298,122	323,760

	$636,140	$603,946

The Company issued 1,263,925 stock options and 1,106,000 stock options during the years ended December 31, 2022 and 2021, respectively.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(2) Summary of Significant Accounting Policies – (continued)

Expected Volatility: The volatility factor is based solely on the Company’s trading history.

For options granted in 2022 and 2021, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2022	2021
Expected term	5.82 years	5.83 years
Risk-free interest rate	3.06%	1.04%
Expected dividend yield	—	—
Expected volatility	99.31%	102.18%

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

As of December 31, 2022, there was $1.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.9 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the years ended December 31, 2022 and 2021 was approximately $0.53 per share and $0.97 per share, respectively.

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

DECEMBER 31, 2022 and 2021

(2) Summary of Significant Accounting Policies – (continued)

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021:

		Fair value measurements at reporting date using
	December 31, 2022	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,694,434	$2,694,434	$-	$-
Government treasury bills	5,959,000	5,959,000	-	-
Commercial paper	14,586,930	-	14,586,930	-
Corporate bonds and notes	5,454,690	-	5,454,690	-
U.S. government agency securities	3,380,790	-	3,380,790	-
	$32,075,844	$8,653,434	$23,422,410	$-

Liabilities:
Warrant liability	$229,856	-	-	229,856
	$32,305,700	$8,653,434	$23,422,410	$229,856

		Fair value measurements at reporting date using
	December 31, 2021	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,089,751	$2,089,751	$-	$-
Government treasury bills	5,515,920	5,515,920	-	-
Commercial paper	15,385,634	-	15,385,634	-
Corporate bonds and notes	22,787,651	-	22,787,651	-
	$45,778,956	$7,605,671	$38,173,285	$-

Liabilities:
Warrant liability	$795,796	-	-	795,796
	$46,574,752	$7,605,671	$38,173,285	$795,796

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2022, include (i) volatility of 100%, (ii) risk free interest rate of 4.41%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.40, and (v) expected life of 1.9 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2021, include (i) volatility of 100%, (ii) risk free interest rate of 0.97%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.99, and (v) expected life of 2.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2 or Level 3 for the years ended December 31, 2022 and 2021.

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

The diluted weighted average common shares outstanding has been revised as of December 31, 2021 to reflect minor changes in the calculation of the total shares for purpose of calculating diluted net loss per common share. This resulted in a change of the total shares for purpose of calculating diluted net loss per common share from 86,934,618 to 87,623,452, with the increase of 688,834 relating to the common stock warrants. The diluted net loss per share did not change.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(2) Summary of Significant Accounting Policies – (continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2022 and 2021.

	Twelve Months Ended December 31,
	2022	2021
Basic loss per share attributable to common stock:
Numerator
Net loss	$(10,758,636)	$(634,399)

Denominator
Weighted avg. common shares outstanding	88,457,243	86,934,618

Basic loss per share attributable to common stock	$(0.12)	$(0.01)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(10,758,636)	$(634,399)
Effect of dilutive securities on net loss:
Common stock warrants	565,940	355,890
Total net loss for purpose of calculating diluted net loss per common share	$(11,324,576)	$(990,289)
Denominator
Weighted avg. common shares outstanding	88,457,243	86,934,618
Weighted average effect of dilutive securities:
Common stock warrants	418,703	688,834
Total shares for purpose of calculating diluted net loss per common share	88,875,946	87,623,452

Diluted loss per share attributable to common stock	$(0.13)	$(0.01)

The computation of diluted earnings per share for the years ended December 31, 2022 and 2021 does not include the following stock options or warrants to purchase shares in the computation of diluted earnings per share because these instruments were antidilutive:

	December 31,
	2022	2021
Stock options	4,713,862	4,551,205
Warrants	840,336	840,336

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

(3) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2022 and 2021 were as follows:

December 31, 2022	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$5,973,087	$-	$(14,087)	$5,959,000
Corporate bonds, notes and commercial paper	20,052,505	-	(10,885)	20,041,620
U.S. government agency securities	3,376,139	4,651	-	3,380,790
	$29,401,731	$4,651	$(24,972)	$29,381,410

December 31, 2021	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$5,526,122	$-	$(10,202)	$5,515,920
Corporate bonds, notes and commercial paper	38,181,099	-	(7,814)	38,173,285

	$43,707,221	$-	$(18,016)	$43,689,205

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2022

(3)	Marketable Investment Securities - (continued)

Maturities of debt securities classified as available-for-sale securities at December 31, 2022 are as follows:

December 31, 2022	Amortized Cost	Aggregate fair value
Due within one year	$29,401,731	$29,381,410
Due after one year through two years	-	-
	$29,401,731	$29,381,410

There were no sales of marketable investment securities during the years ended December 31, 2022 and 2021 and therefore no realized gains or losses. Additionally, $59.5 million and $4.7 million of marketable investment securities matured during the years ended December 31, 2022 and 2021, respectively. The Company determined there were no other-than-temporary impairments for the years ended December 31, 2022 and 2021.

(4) Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company incurred royalty expense of $12,000 and zero in the years ended December 31, 2022, and 2021, respectively.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(4)	Contractual Agreements – (continued)

The Company retains development and commercialization rights in the rest of the world, and with respect to applications outside of the Field inside or outside the United States. Antares also purchased certain existing inventory of licensed products from the Company. Finally, pursuant to the terms of the License Agreement, Antares is generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of licensed products in the Field in the United States, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the United States. The License Agreement also provided Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR (LPCN 1111), the Company’s potential once-daily oral product candidate for testosterone replacement therapy. On April 1, 2022, the Company entered into the First Amendment to the License Agreement (the “Amendment”), pursuant to which the License Agreement was amended to extend the deadline by which Antares was to exercise its option to license TLANDO XR to June 30, 2022. As consideration for the Company agreeing to enter into the Amendment, in April 2022 Antares paid the Company a non-refundable cash fee of $500,000. On June 30, 2022, Antares’ option to license TLANDO XR expired and was not exercised. Lipocine retains all development and commercialization rights to TLANDO XR. The Company recognized revenue under the License Agreement of $500,000 and $16.1 million during the years ended December 31, 2022 and 2021.

(c)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $5.6 million and $4.9 million under these agreements in 2022 and 2021 and has recorded these expenses in research and development expenses.

(5) Loan and Security Agreement

Silicon Valley Bank Loan

On January 5, 2018, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to lend the Company $10.0 million. The principal borrowed under the Loan and Security Agreement bore interest at a rate equal to the Prime Rate, as reported in the money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest was payable monthly. Additionally on April 1, 2020, the Company entered into a Deferral Agreement with SVB. Under the Deferral Agreement, principal repayments were deferred by six months and the Company was only required to make monthly interest payments. The loan matured on June 1, 2022. The Company made a final payment at maturity equal to $650,000 (the “Final Payment Charge”) at the time the loan matured. The expense of the final payment charge had been recognized over the term of the facility using the effective interest method.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(6) Property and Equipment

Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Computer equipment and software	$53,663	$43,361
Lab and office equipment	1,180,052	1,056,523
Furniture and fixtures	51,404	51,404
	1,285,119	1,151,288

Less accumulated depreciation	(1,153,530)	(1,144,077)

	$131,589	$7,211

Depreciation expense for the years ended December 31, 2022 and 2021 was approximately $9,500 and $400, respectively.

(7) Income Taxes

(a)	Income Tax Expense

Income tax expense consists of:

	December 31,
	2022	2021

U.S. federal	$-	$-
State and local	681	200
Deferred	-	-
Total	$681	$200

(b)	Tax Rate Reconciliation

Income tax expense was $681 and $200, respectively, for the years ended December 31, 2022 and 2021 and differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2022 and 2021, respectively, to pretax income from continuing operations as a result of the following:

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(7)	Income Taxes – (continued)

	December 31
	2022	2021

Computed “expected” tax expense (benefit)	$(2,259,272)	$(133,182)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	2,529,547	476,431
State and local income taxes, net of federal income tax benefit	538	158
Stock expense	314,186	97,697
Research and development tax credits	(422,495)	(352,163)
Orphan drug tax credit	(42,976)	(14,025)
Warrant liability	(118,847)	(74,737)
Other, net	-	21

	$681	$200

(c)	Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below:

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(7)	Income Taxes – (continued)

	December 31
	2022	2021

Deferred tax assets:
Stock-based compensation	$1,428,167	$1,687,480
Net operating loss carryforwards	35,595,940	34,759,890
Employee benefits	44,602	56,009
Research and development tax credits	5,491,805	4,935,609
Orphan drug credits	1,240,982	1,186,582
Sec. 174 research and experimental expenses	1,997,787	-
Other deductible temporary differences	69,273	394,636

Total gross deferred tax assets	45,868,556	43,020,206

Net deferred tax assets	$45,868,556	$43,020,206

Deferred tax liabilities:
Property and equipment	$(9,052)	$(1,871)

Total gross deferred tax liabilities	(9,052)	(1,871)

Net deferred tax liabilties	$(9,052)	$(1,871)

Deferred tax asset/deferred tax liability	$45,859,504	$43,018,335
Valuation Allowance	(45,859,504)	(43,018,335)

Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2022 and 2021 was $45.9 million and $43.0 million, respectively. The net change in the valuation allowance was an increase of $2.9 million in 2022 and an increase of $563,000 in 2021. A valuation allowance has been provided for the full amount of the Company’s net deferred tax assets as the Company believes it is more likely than not that these benefits will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

As of December 31, 2022, we had NOL and research and development credit carryforwards for U.S. federal income tax reporting purposes of approximately $140.0 million and $3.9 million, respectively. Approximately $24.4 million of the NOL will expire between 2023 and 2033 and $70.8 million of the NOL will expire 2034 through 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, NOL’s generated in 2018 and subsequent years have an unlimited carryforward therefore the 2022, 2020, 2019 and 2018 NOL of $44.8 million can be carried forward indefinitely. The research and development credits will begin to expire in 2033 through 2041. We have orphan drug credit carry forwards of approximately $1.2 million which will expire if unused through 2041.

We also have state NOL and research and development credit carry forwards of approximately $124.8 million and $1.6 million, respectively. None of the Company’s state NOL expires in 2022, $34.7 million expires between 2023 and 2029, and $90.1 million will expire in 2030 through 2037. The state research and development credits expire in 2023 through 2036.

The Company’s federal and state income tax returns for December 31, 2019 through 2022 are open tax years.

A reconciliation of the beginning and ending amount of total unrecognized tax contingencies, excluding interest and penalties, for the years ended December 31, 2022 and 2021 are as follows:

	December 31
	2022	2021

Balance, beginning of year	$-	$-

Balance, end of year	$-	$-

(8) Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On January16, 2023, the term of the lease has been extended through February 28, 2024.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(8)	Leases – (continued)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2022 (including the effect of the extension on January 16, 2023 mentioned above) are:

Operating
leases

Year ending December 31:
2023	$355,070
2024	59,559

Total minimum lease payments	$414,629

The Company’s rent expense was $341,000 and $330,000 for the years ended December 31, 2022 and 2021, respectively.

(9) Stockholders’ Equity

On June 8, 2022, at the 2022 annual meeting of the stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.0001, from 100,000,000 shares to 200,000,000 shares. The Company filed the amendment to the Restated Certificate with the Secretary of State of the State of Delaware on June 28, 2022. The amendment to the Restated Certificate became effective upon filing with the Secretary of State of the State of Delaware

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(9)	Stockholders’ Equity – (continued)

On March 6, 2017, the Company entered into the a sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made. The Company currently has registered up to $50.0 million for sale under the Sales Agreement, pursuant to the Registration Statement on Form S-3 (File No. 333-250072) through Cantor as the Company’s sales agent. Cantor may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the NASDAQ Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cantor uses its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. The Company pays Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. In addition, the Company has also provided Cantor with customary indemnification rights.

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

As of December 31, 2022, we had sold an aggregate of 15,023,073 shares at a weighted-average sales price of $2.19 per share under the Sales Agreement for aggregate gross proceeds of $32.9 million and net proceeds of $31.7 million, after deducting sales agent commission and discounts and our other offering costs. During the year ended December 31, 2021, the Company sold 1,811,238 shares of our common stock pursuant to the current Registration Statement on Form S-3 (File No. 333-250072) at a weighted-average sales price of $1.95 per share, resulting in net proceeds of approximately $3.4 million under the Sales Agreement which is net of $112,000 in expenses. As of December 31, 2022, the Company had $41.2 million available for sale under the Sales Agreement.

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

DECEMBER 31, 2022 and 2021

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

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares were authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 3,221,906 to 5,721,906. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 5,721,906 shares are authorized for issuance under the 2014 Plan, with 566,661 shares remaining available for grant as of December 31, 2022.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(9)	Stockholders’ Equity – (continued)

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2021	4,551,205	$2.82
Options granted	1,263,925	0.68
Options exercised	(220,141)	0.96
Options forfeited	(500,747)	1.15
Options cancelled	(380,380)	5.48
Balance at December 31, 2022	4,713,862	2.29

Options exercisable at December 31, 2022	2,909,529	3.19

The following table summarizes information about stock options outstanding and exercisable at December 31, 2022:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

4,713,862	6.50	$2.29	$-	2,909,529	4.78	$3.19	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $173,000 and $2,000, respectively. There were 220,141 and 4,584 stock options exercised during the years ended December 31, 2022 and 2021, respectively.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

As of December 31, 2022 and 2021, the Company had 1,094,030 warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on November 18, 2019 (closing date of November 19 Offering) and December 31, 2022 and 2021 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	December 31, 2022	December 31, 2021	November 18, 2019
Expected life in years	1.88	2.88	5.00
Risk-free interest rate	4.41%	0.97%	1.63%
Dividend yield	—	—	—
Volatility	100.00%	100.00%	224.47%
Stock price	$0.40	$0.99	$0.41

During the years ended December 31, 2022 and 2021, the Company recorded a non-cash gain of $566,000 and $356,000, respectively, from the change in fair value of the November 2019 Offering warrants and during the years ended December 31, 2022 and 2021. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2021	$795,796
Change in fair value of common stock warrants	(565,940)
Balance at December 31, 2022	$229,856

Additionally, the Company previously issued 5,042,017 common stock warrants in connection with another stock offering. However, these warrants do not provide the warrant holder the option to receive an amount of cash equal to the Black-Scholes value of the warrants upon a fundamental transaction. Therefore, the Company has not recorded a warrant liability with respect to these warrants. As of December 31, 2022, there were 840,336 of these additional warrants outstanding.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(9)	Stockholders’ Equity – (continued)

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	1,934,366	$0.51
Issued	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at December 31, 2022	1,934,366	$0.51

During the years ended December 31, 2022 and 2021, zero and 10,000 common stock warrants to purchase one share of our common stock were exercised, respectively, resulting in proceeds of $0 and $5,000, respectively.

The following table summarizes information about common stock warrants outstanding at December 31, 2022:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,934,366	2.00	$0.51	$-

(10) 401(k) Plan

On January 1, 2002, the Company adopted a tax qualified employee savings and retirement plan (the “401(k) Plan”) covering eligible employees. Pursuant to the 401(k) Plan, employees may elect to reduce current compensation by a percentage of eligible compensation, not to exceed legal limits, and contribute the amount of such reduction to the 401(k) Plan. Beginning April 1, 2014, the 401(k) Plan was amended to require matching contributions to the 401(k) Plan by the Company on behalf of the participants of 100 percent Company match on up to four percent of an employee’s compensation computed on a per pay period basis. The Company contributed $94,000 and $81,000, respectively, to the 401(k) Plan during the years ended December 31, 2022 and 2021.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

DECEMBER 31, 2022 and 2021

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

(12) Agreement with Spriaso, LLC

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements from Spriaso for the years ended December 31, 2022 and 2021, respectively. Additionally, during the years ended December 31, 2022 and 2021, the Company received $0 and $55,000, respectively, in royalty revenue from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

(14) Subsequent Events

On March 7, 2023, the board of directors of the Company declared a dividend of one one-thousandth of a share of Series B Preferred Stock, par value $0.0001 per share Series B Preferred Stock, for each outstanding share of common stock of the Company, par value $0.0001 per share to stockholders of record at 5:00 p.m. Eastern Time on March 24, 2023. See Item 9B “Other Information” in this Form 10-K for a complete description of the Series B Preferred Stock, including transferability, voting rights, dividend rights, liquidation preference and redemption rights of the Series B Preferred Stock.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of December 31, 2022.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

Change in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Issuance of Series B Preferred Stock

On March 7, 2023, the board of directors (“Board”) of the Company declared a dividend of one one-thousandth of a share of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), for each outstanding share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) to stockholders of record at 5:00 p.m. Eastern Time on March 24, 2023 (the “Record Date”).

General; Transferability. Shares of Series B Preferred Stock will be uncertificated and represented in book-entry form. No shares of Series B Preferred Stock may be transferred by the holder thereof except in connection with a transfer by such holder of any shares of Common Stock held by such holder, in which case a number of one one-thousandths (1/1,000ths) of a share of Series B Preferred Stock equal to the number of shares of Common Stock to be transferred by such holder will be automatically transferred to the transferee of such shares of Common Stock.

Voting Rights. Each share of Series B Preferred Stock will entitle the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Preferred Stock will have a ratable number of votes). Thus, each one-thousandth of a share of Series B Preferred Stock would entitle the holder thereof to 1,000 votes. The outstanding shares of Series B Preferred Stock will vote together with the outstanding shares of Common Stock of the Company as a single class exclusively with respect to (i) any proposal to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the outstanding shares of Common Stock at a ratio determined in accordance with the terms of such amendment (the “Reverse Stock Split”), and (ii) any proposal to adjourn any meeting of stockholders called for the purpose of voting on Reverse Stock Split (the “Adjournment Proposal”). The Series B Preferred Stock will not be entitled to vote on any other matter, except to the extent required under the Delaware General Corporation Law.

Unless otherwise provided on any applicable proxy or ballot with respect to the voting on the Reverse Stock Split or the Adjournment Proposal, the vote of each share of Series B Preferred Stock (or fraction thereof) entitled to vote on the Reverse Stock Split, the Adjournment Proposal or any other matter brought before any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal will be cast in the same manner as the vote, if any, of the share of Common Stock in respect of which such share of Series B Preferred Stock (or fraction thereof) was issued as a dividend is cast on the Reverse Stock Split, the Adjournment Proposal, or such other matter, as applicable, and the proxy or ballot with respect to shares of Common Stock held by any holder on whose behalf such proxy or ballot is submitted will be deemed to include all shares of Series B Preferred Stock (or fraction thereof) held by such holder. Holders of Series B Preferred Stock will not receive a separate ballot or proxy to cast votes with respect to the Series B Preferred Stock on the Reverse Stock Split, the Adjournment Proposal, or any other matter brought before any meeting of stockholders held to vote on the Reverse Stock Split.

Dividend Rights. The holders of Series B Preferred Stock, as such, will not be entitled to receive dividends of any kind.

Liquidation Preference. The Series B Preferred Stock will rank senior to the Common Stock and junior to each other series or class of the Company’s preferred stock issued either before or after the issuance of the Series B Preferred Stock, unless the terms of any such series shall provide otherwise, as to any distribution of assets upon a liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Dissolution”). Upon any Dissolution, each holder of outstanding shares of Series B Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to stockholders, prior and in preference to any distribution to the holders of Common Stock, an amount in cash equal to $0.001 per outstanding share of Series B Preferred Stock.

Redemption. All shares of Series B Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series B Preferred Stock (the “Initial Redemption”). Any outstanding shares of Series B Preferred Stock that have not been redeemed pursuant to an Initial Redemption will be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing the Reverse Stock Split. After the redemption of the Series B Preferred Stock, the Company’s capitalization structure will be as it was prior to the dividend of the Series B Preferred Stock, with the same number of common shares outstanding as were outstanding prior to the March 24, 2023 dividend of the Series B Preferred Stock, without giving effect to the issuance of common stock in connection with a stock option exercise or other sales of common stock by the Company.

Each share of Series B Preferred Stock redeemed in any redemption described above will be redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series B Preferred Stock that are “beneficially owned” by the “beneficial owner” (as such terms are defined in the certificate of designation with respect to the Series B Preferred Stock (the “Certificate of Designation”)) thereof as of immediately prior to the applicable redemption time and redeemed pursuant to such redemption, payable upon receipt by the Company of a written request submitted by the applicable holder to the corporate secretary of the Company (each a “Redemption Payment Request”) following the applicable redemption time. Such Redemption Payment Request shall (i) be in a form reasonably acceptable to the Company, (ii) set forth in reasonable detail the number of shares of Series B Preferred Stock beneficially owned by the holder at the applicable redemption time and include evidence reasonably satisfactory to the Company regarding the same, and (iii) set forth a calculation specifying the amount in cash owed to such holder by the Company with respect to the shares of Series B Preferred Stock that were redeemed at the applicable redemption time. However, the redemption consideration in respect of the shares of Series B Preferred Stock (or fractions thereof) redeemed in any redemption described above: (i) will entitle the former beneficial owners of less than ten whole shares of Preferred Stock redeemed in any redemption to no cash payment in respect thereof and (ii) will, in the case of a former beneficial owner of a number of shares of Series B Preferred Stock (or fractions thereof) redeemed pursuant to any redemption that is not equal to a whole number that is a multiple of ten, entitle such beneficial owner to the same cash payment, if any, in respect of such redemption as would have been payable in such redemption to such beneficial owner if the number of shares (or fractions thereof) beneficially owned by such beneficial owner and redeemed pursuant to such redemption were rounded down to the nearest whole number that is a multiple of ten (such, that for example, the former beneficial owner of 25 shares of Series B Preferred Stock redeemed pursuant to any redemption will be entitled to receive the same cash payment in respect of such redemption as would have been payable to the former beneficial owner of 20 shares of Series B Preferred Stock redeemed pursuant to such redemption).

The Series B Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund. The Series B Preferred Stock is not subject to any restriction on the redemption or repurchase of shares by the Company while there is any arrearage in the payment of dividends or sinking fund installments.

The Certificate of Designation was filed with the Delaware Secretary of State and became effective on March 10, 2023. The foregoing description of the Series B Preferred Stock does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as Exhibit 3.1 to this Current Report and is incorporated herein by reference.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain biographical information concerning our current executive officers and directors.

Name	Age	Position(s)	Appointed
Dr. Mahesh V. Patel, Ph.D.	66	President, Chief Executive Officer and Director	1997

Jeffrey A. Fink, M.B.A.	65	Director	2014

John W. Higuchi, M.B.A.	55	Director	2003

Dr. Jill M. Jene, Ph.D., M.B.A.	50	Director	2022

Dr. Richard Dana Ono, Ph.D.	70	Director	2014

Dr. Spyros Papapetropoulos, M.D., Ph.D.	50	Lead Independent Director and Chairman of the Board	2022

Dr. Nachiappan Chidambaram	54	Sr. Vice President, Research and Development	2007

Krista Fogarty, MAcc	55	Principal Accounting Officer and Corporate Controller	2018

Business Experience

Mahesh V. Patel, Ph.D. has served as our President and Chief Executive Officer and as a member of our Board of Directors since 1997. Dr. Patel has more than 30 years of experience in strategic planning, technology assessment/development, technical management and product research and development in the area of drug discovery support, drug delivery and product line extensions. Prior to co-founding Lipocine in 1997, he led drug delivery research and development at Pharmacia and Upjohn. Dr. Patel received a B.Pharm from Karnataka University in India, a M.S. in Physical Pharmacy at the University of Cincinnati and a Ph.D. in Pharmaceutics from the University of Utah. We believe Dr. Patel’s dual role as an executive officer and director gives him unique insights into the day-to-day operations of our company and our strategic planning and clinical development.

Jeffrey A. Fink has served as a member of our Board of Directors since January 2014 and has over 20 years of finance and strategy experience within the life science and healthcare industry. Mr. Fink is currently the managing director of Gambel Oaks Advisors, a strategic and financial advisory firm dedicated to the life sciences and allied industries, where he has worked since 2010. Mr. Fink spent over twenty years in the investment banking industry advising life science clients in the U.S. and Europe on the full range of financing and strategic advisory assignments. He was head of Healthcare Investment Banking for Robert W. Baird & Co. in Chicago until he retired in 2007, and prior to that was a partner in the Healthcare Group at Dresdner Kleinwort Wasserstein (the successor firm to Wasserstein Perella) and head of Mergers and Acquisitions for Prudential Vector Healthcare, a dedicated biotechnology and life sciences investment bank. Mr. Fink received a B.A. in Economics, cum laude, from Kalamazoo College and holds an M.B.A. in finance, with distinction, from the University of Michigan. We believe that Mr. Fink’s knowledge of accounting and finance and his extensive experience in the life science industry greatly benefits the Board.

John W. Higuchi, M.B.A. has served as a member of our Board of Directors since 2003. Mr. Higuchi served as Chief Executive Officer of Aciont Inc., an ocular therapeutics company in Utah from 2003 to 2022. Mr. Higuchi also is a co-founder and serves on the Board of Directors on Spriaso, LLC, a specialty pharmaceutical company in Utah. From 1997 to 2003, Mr. Higuchi served as our Vice President of Business Development and Corporate Treasurer. Mr. Higuchi received a B.S. in Chemistry from Hope College and an M.B.A. and Master of Science in Information Systems from The George Washington University. We believe that Mr. Higuchi’s business development and management experience in the therapeutics industry, together with his significant knowledge of our Company obtained while serving as a director of our Company, greatly benefits our Board of Directors.

Dr. Richard Dana Ono, Ph.D. has served as a director of the Company since January 2014 and has over 35 years of experience managing public and private life science companies as well as venture capital. Since 2013, he has been an executive-in-residence to several universities in the United States advising their licensing offices in spin-outs and new company formation from promising technologies. Throughout his career, he has been engaged in strategic planning, product management, technology acquisition, and commercial development of life science start-ups and has been involved in a number of pioneering milestones in biotechnology. Dr. Ono has founded several biotech companies in the U.S. Dr. Ono is a founding director of the Massachusetts Biotechnology Council, Inc. (MassBio) and served on the Board of Trustees of the Marine Biological Laboratory in Woods Hole, Massachusetts. He is a Fellow of the Linnean Society of London and a National Member of the Explorers Club. Dr. Ono received his AB in Earth & Planetary Sciences from The Johns Hopkins University and his AM and Ph.D in Biology from Harvard University, where he also completed a program in business administration. We believe that Dr. Ono’s extensive experience with life science companies at each phase of development greatly benefits the Board of Directors.

Dr. Jill Jene, Ph.D., has served as a director of the Company since April 2022 and brings more than 20 years of biopharmaceutical strategy, leadership and deal making experience to the Company’s Board of Directors. Dr. Jene has amassed a deal sheet of over $6 billion of closed transactions and she is currently the Founder and Principal of Jene Advisors, a Biopharmaceutical advisory firm, a position she has held since November 2021. Dr. Jene was the Vice President and Head of Corporate Development, Strategy, Portfolio Planning and Alliance Management at Adamas from August 2020, until the company was sold to Supernus in November of 2021. Before joining Adamas, Dr. Jene was Vice President of Business Development for PDL from May 2018 to August 2020, a publicly traded biotechnology company where she was responsible for executing deal-making to maximize value for shareholders. Before PDL, Dr. Jene led Business Development at twoXAR from May 2017 to May 2018, where she led deal-making, resulting in closing 6 new partnerships and securing Series A funding from Softbank and A16z. Prior to twoXAR, Dr. Jene was at Depomed (now Assertio) from April 2006 to May 2017, where she led over 36 transactions including licensing and M&A deals including acquiring 4 commercial franchises. Earlier in her career, she held positions of increasing responsibility at Baxter International, the 3M Company (Pharmaceutical Division now part of Valeant) and Cell Genesys (acquired by Biosante). Dr. Jene earned a BS from Bradley, a MS and PhD in Chemistry from Northwestern University, and an MBA in strategic management from DePaul University. We believe that Dr. Jene’s extensive experience in biopharmaceutical business greatly benefits our Board of Directors.

Dr. Spyros Papapetropoulos, M.D., Ph.D. has served as a director of the Company since April 2022, and Chairman of the Board of Directors since November 2022. Dr. Papapetropoulos is an experienced biopharmaceutical executive, recognized neuroscientist, neurodegenerative disease clinician and change agent. Since January 2023, Dr. Papapetropolous has served as President, Chief Executive Officer and as a Board Director of Bionomics Inc (NASDAQ: BNOX). Prior to Bionomics, he served as Chief Medical Officer at Vigil, a position he has held since September 2020, where he oversaw all the clinical development and medical functions. Prior to Vigil, Dr. Papapetropoulos served as SVP, Head of Development (CDO) at Acadia Pharmaceuticals Inc. from November 2019 to September 2020, CEO at SwanBio Therapeutics from March 2019 to October 2020, and Head of Research & Development and Chief Medical Officer at Cavion from June 2017 to March 2019. Before Cavion, he held senior/executive positions at Biogen Inc., Allergan plc, Pfizer Inc., and Teva Pharmaceuticals Inc. Dr. Papapetropoulos has overseen a broad spectrum of biopharmaceutical development programs including small molecules, biologics, and gene therapy leading to successful regulatory filings and new product launches worldwide. He holds appointments as Consultant with Massachusetts General Hospital and has been involved in research that led to the characterization of genetic forms of Parkinson’s disease and development of methodologies relating to the quantification of neuromotor function in clinical research settings. Dr. Papapetropoulos has published more than 170 peer reviewed articles and authored several book chapters and patents. Dr. Papapetropoulos received his M.D. and Ph.D. in Greece from the University of Patras, School of Medicine. We believe that Dr. Papapetropoulos’ extensive experience with clinical research and development greatly benefits our Board of Directors.

Dr. Nachiappan Chidambaram has served as our Senior Vice President, Research and Development since December 2022, and served as our Vice President, Product Development, from July 2014 to December 2022. Dr. Chidambaram has over 20 years of product development experience in pharma and biotech. Prior to being promoted to Vice President, Product Development, Dr. Chidambaram served in various product development leadership roles with the Company including Associate Director, Product Development, from 2007 to 2014. Prior to joining Lipocine in 2007, Dr. Chidambaram served as the Group Leader at Banner Pharmacaps from 2000 to 2007. He received his Ph.D. in Pharmaceutics from the University of Connecticut in 2000.

Krista Fogarty has served as our Corporate Controller since October 2018 and was appointed principal accounting officer in January 2022. Ms. Fogarty previously served as Chief Financial Officer at Alternative Behavior Strategies, a provider of ABA therapy services from 2017 to 2018, and as Controller and Associate VP Business Operations at Navigen, a pharmaceutical discovery and drug development company, from 2016 to 2017. Prior to that she served as VP Finance at Lineagen, a personal genomics and biotechnology company from 2013 to 2016. Ms. Fogarty also previously served as Corporate Controller at NPS Pharmaceuticals, a biotechnology company. Ms. Fogarty received a B.S. in Accounting from Utah State University and also received a MAcc from Utah State University.

Board Role in Risk Oversight

Our Board of Directors is responsible for overseeing the Company’s management of risk. The Board strives to effectively oversee the Company’s enterprise-wide risk management in a way that balances managing risks while enhancing the long-term value of the Company for the benefit of the stockholders. The Board of Directors understands that its focus on effective risk oversight is critical to setting the Company’s tone and culture towards effective risk management. To administer its oversight function, the Board seeks to understand the Company’s risk philosophy by having discussions with management to establish a mutual understanding of the Company’s overall appetite for risk. Our Board of Directors maintains an active dialogue with management about existing risk management processes and how management identifies, assesses, and manages the Company’s most significant risk exposures. Our Board expects frequent updates from management about the Company’s most significant risks so as to enable it to evaluate whether management is responding appropriately.

Our Board relies on each of its committees to help oversee the risk management responsibilities relating to the functions performed by such committees. Our Audit Committee periodically discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. Our Compensation Committee helps the Board to identify the Company’s exposure to any risks potentially created by our compensation programs and practices. Each of these committees is required to make regular reports of its actions and any recommendations to the Board, including recommendations to assist the Board with its overall risk oversight function.

Involvement in Certain Legal Proceedings

During the past ten years, none of the Company’s executive officers, directors or nominees have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

During the past ten years except as discussed below (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, directors or nominees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, directors or nominees, and (iii) none of our executive officers, directors or nominees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. All of the Company’s executive officers, directors and nominees listed above are U.S. citizens.

As of the date of this Form 10-K, we are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or any of our executive officers or directors in their corporate capacity.

Family Relationships

None.

Committees of the Board of Directors

The Board has established an Audit Committee and a Compensation Committee. Each committee operates pursuant to a written charter that may be viewed on our website at www.lipocine.com. The inclusion of our website address in this Proxy Statement does not include or incorporate by reference the information on our website into this Proxy Statement. The Board does not have a Nominating Committee or other committee of the Board that performs similar functions.

Audit Committee. Our Audit Committee oversees our accounting and financial reporting processes and is responsible for (i) retaining, evaluating and, if appropriate, recommending the termination of our independent registered public accounting firm, (ii) approving the services performed by our independent registered public accounting firm and (iii) reviewing and evaluating our accounting principles, financial reporting practices, and system of internal accounting controls. The Audit Committee is also responsible for maintaining communication between the Board and our independent registered public accounting firm, and has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, all related person transactions are reviewed and approved by the Audit Committee.

Our Audit Committee currently consists of Mr. Fink, Dr. Ono, and Dr. Jene with Mr. Fink serving as the Audit Committee Chairman. The Board has determined that all members of our Audit Committee are independent under the rules of the SEC, The NASDAQ Stock Market Rules and the standards adopted by our Board and that Mr. Fink qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. During the fiscal year ended December 31, 2022, the Audit Committee held five meetings.

Compensation Committee. Our Compensation Committee assists our Board in determining the compensation of our executive officers and directors. The Compensation Committee is responsible for approving the compensation package of each executive officer and recommending each executive officer’s compensation to the Board. The Compensation Committee currently administers our Fourth Amended and Restated 2014 Stock and Incentive Plan. The Compensation Committee may form and delegate any of its responsibilities to subcommittees when appropriate. The Compensation Committee is entitled, at its discretion, to engage a compensation consultant to advise the Compensation Committee. Dr. Patel makes recommendations to the Compensation Committee regarding the compensation of the other executive officers.

Our Compensation Committee currently consists of Dr. Ono, Mr. Fink and Dr. Papapetropoulos with Dr. Ono serving as the Compensation Committee Chairman. The Board has determined that all members of our Compensation Committee are independent under the rules of the SEC, The NASDAQ Stock Market Rules and the standards adopted by our Board. During the fiscal year ended December 31, 2022, the Compensation Committee held one meeting and had multiple informal discussions amongst themselves.

Nominating Committee Functions. Given the relatively small size of our Board of Directors and the desire to involve the entire Board of Directors in nominating decisions, we have elected not to have a separate Nominating Committee. Since we do not have a Nominating Committee, our independent directors, who currently constitute a majority of the Board of Directors, determine the director nominees and recommend the director nominees to the Board of Directors, after which all of the members of the Board of Directors participate in the consideration of director nominees. Our Board of Directors may employ a variety of methods for identifying and evaluating director nominees. If vacancies are anticipated or arise, our Board of Directors considers various potential candidates who may come to our attention through current Board members, professional search firms, stockholders or other persons. These candidates may be evaluated by our Board of Directors at any time during the year.

In evaluating a director candidate, our Board of Directors will review his or her qualifications including capability, availability to serve, conflicts of interest, general understanding of business, understanding of the Company’s business and technology, educational and professional background, personal accomplishments and other relevant factors. Our Board of Directors has not established any specific qualification standards for director nominees, and we do not have a formal diversity policy relating to the identification and evaluation of nominees for director, although from time to time the Board of Directors may identify certain skills or attributes as being particularly desirable to help meet specific needs that have arisen. Our Board of Directors may also interview prospective nominees in person or by telephone. After completing this evaluation, the Board of Directors will determine the nominees.

The Board has not adopted a formal process for considering director candidates who may be recommended by stockholders. However, our policy is to give due consideration to any and all such candidates. A stockholder may submit a recommendation for director candidates to us at our corporate offices, to the attention of Krista Fogarty. During 2021 and 2022, fees totaling $169,000 were paid to a third-party search firm for their services in identifying potential nominees and the successful appointment of two Directors in April 2022.

Board Meetings and Attendance at Annual Meetings

The Board held a total of three meetings during 2022. Each incumbent director attended more than 75% of the aggregate of the total number of meetings of the Board held during 2022 and the total number of meetings of all committees of the Board on which that director served during the periods of such service. Although we do not have a formal policy regarding attendance by directors at our Annual Meeting, we encourage directors to attend. We held our annual meeting of stockholders for the 2022 fiscal year on June 8, 2022, and two of our directors were in attendance.

Codes of Ethics and Business Conduct

We have adopted a corporate Code of Ethics and Business Conduct, which may be viewed on our website at www.lipocine.com. In addition, a copy of the Code of Ethics and Business Conduct will be provided by us without charge upon request. The Code of Ethics and Business Conduct applies to all our officers, directors and employees, including our principal executive officer, principal financial and accounting officer and controller, or persons performing similar functions. If we effect an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on the website above. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

Director Independence

Currently, Mr. Fink, Dr. Ono, Dr. Jene, and Dr. Papapetropoulos are each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Dr. Papapetropoulos has been appointed the lead independent director and chairman of our Board of Directors.

Our independent directors conduct regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our Board reviews and approves all affiliated transactions with any interested director abstaining from such review and approval.

ITEM 11.	EXECUTIVE COMPENSATION

The following table contains information with respect to the compensation for the years ended December 31, 2022, and 2021 of each individual who acted as our principal executive officer and our two other most highly compensated executive officers or employees during the year ended December 31, 2022. We refer to the employees identified in this table as our “Named Executive Officers”.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total ($)
Mahesh V. Patel
President and Chief Executive Officer	2022	494,172	284,943	88,951	15,788	(3)	883,854
	2021	470,640	418,063	195,904	14,975	(3)	1,099,582

Krista Fogarty
Principal Accounting Officer and Corporate Controller (6)	2022	229,305	29,661	28,663	10,150	(4)	297,779

Nachiappan Chidambaram
Senior Vice President, Research and Development	2022	265,749	41,029	33,219	12,200	(5)	352,197
	2021	253,094	102,539	58,528	11,600	(5)	425,761

(1)	Reflects the aggregate grant date fair value of stock option awards computed in accordance with ASC Topic 718 but excludes an estimate for forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Additional information about the assumptions used in the calculation of these amounts is included in footnote 9 to our audited financial statements for the fiscal year ended December 31, 2022 included in this Annual Report.

(2)	Non-equity incentive plan compensation includes cash awards granted at the discretion of the Compensation Committee under our cash bonus plan for achieving certain performance-based criteria.

(3)	Includes $3,588 and $3,375, respectively, in life insurance premiums we paid on behalf of the executive officer in 2022 and 2021 and $12,200 and $11,600, respectively, in 401(k) plan matching contributions in 2022 and 2021.

(4)	Includes $10,150 in 401(k) plan matching contributions in 2022.

(5)	Includes $12,200 and $11,600, respectively, in 401(k) plan matching contributions in 2022 and 2021.

(6)	Ms. Fogarty was promoted to Principal Accounting Officer in January 2022.

Outstanding Equity Awards at Fiscal Year End

The following table presents for each named executive officer, information regarding outstanding stock options and stock awards held as of December 31, 2022.

	Option grant date	Number of securities underlying unexercised options exercisable(1)		Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date
Mahesh V. Patel, Ph.D.	01/31/2013	136,518	(2)	-	2.81	08/12/2023
	01/31/2013	31,978	(3)	-	2.81	12/16/2023
	01/31/2013	83,421	(4)	-	2.81	07/10/2023
	01/31/2013	10,844	(5)	-	2.81	12/15/2023
	01/31/2013	69,518	(6)	-	2.81	01/31/2023
	12/10/2013	25,000	(7)	-	8.10	12/09/2023
	08/14/2014	105,116	(8)	-	8.43	08/14/2024
	01/05/2016	140,000	(8)	-	12.92	01/05/2026
	12/07/2016	140,000	(8)	-	3.61	12/07/2026
	12/06/2017	150,000	(8)	-	3.52	12/06/2027
	12/04/2018	150,000	(8)	-	1.46	12/04/2028
	01/28/2020	300,000	(8)	-	0.46	01/28/2030
	12/15/2020	69,445	(8)	30,555	1.37	02/15/2030
	01/04/2021	183,334	(8)	91,666	1.43	01/04/2031
	12/07/2021	45,139	(8)	79,861	1.12	12/07/2031
	01/03/2022	95,834	(8)	191,666	1.09	01/03/2032
	12/22/2022	-	(8)	112,500	0.41	12/22/2032
Krista Fogarty
	10/22/2018	15,000	(8)	-	1.13	10/22/2028
	12/04/2018	5,000	(8)	-	1.46	12/04/2028
	01/28/2020	25,278	(8)	722	0.46	01/28/2030
	12/15/2020	30,667	(8)	15,333	1.37	12/15/2030
	12/07/2021	15,334	(8)	30,666	1.12	12/07/2031
	12/22/2022	-	(8)	91,850	0.41	12/22/2032
Nachiappan Chidambaram	01/31/2013	13,068	(2)	-	2.81	08/12/2023
	01/31/2013	2,780	(3)	-	2.81	12/16/2023
	01/31/2023	1,390	(5)	-	2.81	12/15/2023
	01/31/2013	11,122	(6)	-	2.81	01/31/2023
	12/10/2013	5,000	(7)	-	8.10	12/10/2023
	08/14/2014	31,000	(8)	-	8.43	08/14/2024
	01/05/2016	25,000	(8)	-	12.92	01/05/2026
	12/07/2016	30,000	(8)	-	3.61	12/07/2026
	12/06/2017	34,000	(8)	-	3.52	12/06/2027
	12/04/2018	34,000	(8)	-	1.46	12/04/2028
	01/28/2020	58,334	(8)	1,666	0.46	01/28/2030
	12/15/2020	70,000	(8)	35,000	1.37	02/15/2030
	12/07/2021	38,500	(8)	77,000	1.12	12/07/2031
	12/22/2022	-	(8)	127,050	0.41	12/22/2032

(1)	The options have not been, and may never be, exercised, and actual gains, if any, on exercise will depend on the value of the shares of common stock on the date of exercise.

(2)	These options replaced all of the executive officer’s prior stock option grants and were fully vested on the date of grant with a ten-year life.

(3)	Vesting of these stock options were originally solely subject to the achievement of certain milestones related to the successful development of our product candidates. The stock options would vest on December 31st of the calendar year in which the specific milestone is accomplished as determined by the Board of Directors or on June 30, 2014, for any milestone accomplished prior to that date in 2014. Any shares that remained unvested as of June 30, 2014, would expire unless extended by our Board of Directors. Based upon milestones achieved in 2011, the Board of Directors determined that for 2011, 10% of such stock options and stock awards had vested as of December 31, 2011. No milestones were achieved in 2012. In January 2013, the vesting of these stock options was modified such that the stock options and stock awards will vest as follows: (i) 100% upon first dosing in the pivotal clinical study for TLANDO, or (ii) 50% of the unvested portion on January 31, 2014, and 50% of the remaining unvested portion on January 31, 2015. In addition, the option expiration date was extended to the 10-year anniversary of the date of grant. Vesting of these options occurred on February 10, 2014 which was the date of first dosing in the pivotal clinical study for TLANDO.

(4)	This option was fully vested on the date of grant.

(5)	Vesting of this stock option was originally solely subject to the achievement of certain milestones related to the successful development of our product candidates. Based upon milestones achieved in 2012, the Board of Directors determined that for 2012, 30% of such options had vested as of December 31, 2012. In January 2013, the vesting of this stock option was modified such that the stock option will vest as follows: (i) 100% upon first dosing in the pivotal clinical study for TLANDO, or (ii) 50% of the remaining unvested potion on January 31, 2014, and 50% of the remaining unvested portion on January 31, 2015. Vesting of these options occurred on February 10, 2014, which was the date of first dosing in the pivotal clinical study for TLANDO.

(6)	Vesting of the stock option is 1/36th a month over a three-year term.

(7)	Vesting of the stock option is cliff vesting on December 31, 2014.

(8)	Vesting of the stock option is over a three-year term with cliff vesting of one-third at the end year one with the remaining two thirds vesting at 1/24th a month over the next 24 months.

Executive Employment Agreements and Change-in-Control Arrangements

We have entered into employment agreements with the following executive officers: Dr. Mahesh V. Patel, Ms. Krista Fogarty, and Dr. Nachiappan Chidambaram. Below is a description of such employment agreements.

Dr. Mahesh V. Patel: The Company has entered into an Employment Agreement with Dr. Mahesh V. Patel, who has served as our President and Chief Executive Officer since 1997. Under the terms of the Employment Agreement between the Company and Dr. Patel, dated January 7, 2014 (the “Dr. Patel Agreement”), Dr. Patel received an initial base salary of $370,800 per year, which has been subsequently increased by the Board to $525,000 per year and is subject to further adjustment by the Board. Dr. Patel will be eligible to participate in the Company’s cash bonus plan. In the event Dr. Patel’s employment is terminated without Cause or for Good Reason, as such terms are defined in the Dr. Patel Agreement, Dr. Patel will be entitled to receive, among other severance benefits, up to 104 weeks of severance pay at his then-applicable base salary, full vesting of all outstanding equity awards and, in the case of outstanding options to purchase common stock, extension of the exercise period to at least three years after such termination.

Krista Fogarty: The Company has entered into an Employment Agreement with Ms. Fogarty, who was appointed to Principal Accounting Officer of the Company in January 2022. Under the terms of the Employment Agreement between the Company and Ms. Fogarty, dated March 7, 2022, (the “Fogarty Agreement”), Ms. Fogarty received an initial base salary of $235,000 per year, which has subsequently been increased by the Board to $248,000 per year, and is subject to further adjustment by the Board. Ms. Fogarty is eligible to participate in the Company’s cash bonus plan. In the event Ms. Fogarty’s employment is terminated without Cause or for Good Reason, as such terms are defined in the Fogarty Agreement, Ms. Fogarty will be entitled to receive amount other severance benefits, 26 weeks of severance pay at her then-applicable base salary and six months accelerated vesting of all outstanding equity awards.

Dr. Nachiappan Chidambaram: The Company has entered into an Employment Agreement with Dr. Nachiappan Chidambaram, who was appointed Senior Vice President, Research and Development of the Company in December 2022. Under the terms of the Employment Agreement between the Company and Dr. Chidambaram, dated November 5, 2018 (the “Dr. Chidambaram Agreement”), Dr. Chidambaram received an initial base salary of $234,000 per year, which has been subsequently increased by the Board to $298,000 per year, and is subject to further adjustment by the Board. Dr. Chidambaram is eligible to participate in the Company’s cash bonus plan. In the event Dr. Chidambaram’s employment is terminated without Cause or for Good Reason, as such terms are defined in the Dr. Chidambaram Agreement, Dr. Chidambaram will be entitled to receive among other severance benefits, 26 weeks of severance pay at his then-applicable base salary and six months accelerated vesting of all outstanding equity awards.

Compensation of Directors

The following table provides information regarding compensation of non-employee directors who served during 2022. In 2022, each non-employee director received an annual retainer of $35,000; members of the Audit Committee received an additional $5,000 for such service and members of the Compensation Committee received an additional $5,000 for such service. Also in 2022, the Lead Independent Director received an additional $6,250 for the prorated portion of the year the Lead Independent Director served as such, the Chair of the Audit Committee received $16,500, and the Chair of the Compensation Committee received $10,000. Finally, we reimbursed our directors for reasonable travel expenses incurred in attending the meetings of the Board of Directors during 2022. On June 8, 2022, directors received a stock option award of 22,000 shares of common stock. Each new director appointed in 2022 also received an initial stock option grant to purchase 10,000 shares of common stock of the Company at an exercise price per share equal to the closing price of our common stock on the date of grant.

Director Compensation for 2022

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(6)	Other Compensation ($)	Total ($)
Jeffrey A. Fink (1)	57,750	-	15,687	-	73,435
John W. Higuchi (2)	35,000	-	15,687	-	50,687
Jill M. Jene (3)	30,000	-	25,010	-	55,010
R. Dana Ono (4)	51,250	-	15,687	-	66,937
Spyros Papapetropoulos (5)	36,250	-	25,010	-	61,260

(1)	As of December 31, 2022, Mr. Fink had 136,000 option awards outstanding.

(2)	As of December 31, 2022, Mr. Higuchi had 307,490 option awards outstanding.

(3)	As of December 31, 2022, Dr. Jene had 32,000 option awards outstanding. Fees earned by were paid to Jene Advisors.

(4)	As of December 31, 2022, Dr. Ono had 136,000 option awards outstanding.

(5)	As of December 31, 2022, Dr. Spyros Papapetropoulos had 32,000 option awards outstanding. Fees earned were paid to Encephalos Life Sciences.

(6)	The amounts in this column do not reflect compensation actually received by our non-employee directors nor do they reflect the actual value that will be recognized by the non-employee directors. Instead, the amounts reflect the aggregate grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) 718 of awards of stock options made to non-employee directors for the fiscal year ended December 31, 2022 but excludes an estimate for forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Additional information about the assumptions used in the calculation of these amounts is included in footnote 2 to our audited financial statements for the fiscal year ended December 31, 2022 included in this Annual Report on Form 10-K.

For the 2023 fiscal year, the Board of Directors has determined that each non-employee director will receive an annual retainer of $55,000, plus an additional $7,500 for members of the Audit Committee and Compensation Committee. Chairs of the Audit Committee and Compensation Committee will also receive an additional $16,500 and $12,500, respectively, and the Lead Independent Director will receive an additional $30,000. In addition to the cash retainers, the Board of Directors also approved a director stock option award of 30,000 shares of common stock to each non-employee director, which the Company expects to grant following the 2023 Annual Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of February 28, 2023. Unless noted, the address for the following beneficial owners and management is 675 Arapeen Dr, Suite 202, Salt Lake City, UT 84108.

Percentage ownership in the table below is based on 88,510,791 shares of common stock outstanding as of February 28, 2023. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of February 28, 2023, are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number	Percent
Directors and Named Executive Officers
Mahesh V. Patel, Ph.D.(1)	2,947,582	3.3%

Krista Fogarty, MAcc(2)	114,723	*

Nachiappan Chidambaram, Ph.D. (3)	419,139	*

John W. Higuchi, M.B.A.(4)	797,548	*

Jeffrey A Fink(5)	120,562	*

R. Dana Ono, Ph.D.(6)	124,125	*

Jill M. Jene, Ph.D.(7)	3,334	*

Spyros Papapetropoulos, Ph.D.(8)	25,073	*

All executive officers and directors as a group (10 persons)	4,552,086	5.0%

* Less than 1.0%.

(1)	Includes 1,478,090 shares held (i) by Dr. Patel and (ii) Dr. Patel’s spouse, in addition to 1,469,492 shares Dr. Patel has the right to acquire through the exercise of options within 60 days of February 28, 2023.

(2)	Includes 12,500 shares held by Ms. Fogarty and 102,223 shares Ms. Fogarty has the right to acquire through the exercise of options within 60 days of February 28, 2023.

(3)	Includes 67,138 shares held by Dr. Chidambaram and 352,001 shares Dr. Chidambaram has the right to acquire through the exercise of options within 60 days of February 28, 2023.

(4)	Includes 693,548 shares held by Mr. Higuchi and 104,000 shares Mr. Higuchi has the right to acquire through the exercise of options within 60 days of February 28, 2023.

(5)	Includes 6,562 shares held by Mr. Fink and 114,000 shares Mr. Fink has the right to acquire through the exercise of options within 60 days of February 28, 2023.

(6)	Includes 10,125 shares held by Dr. Ono and 114,000 shares Dr. Ono has the right to acquire through the exercise of options within 60 days of February 28, 2023.

(7)	No shares were held by Dr. Jene as of February 28, 2023. Dr. Jene has the right to acquire 3,334 shares through the exercise of options within 60 days of February 28, 2023.

(8)	Includes 21,739 shares held by Dr. Papapetropoulos and Dr. Papapetropoulos has the right to acquire 3,334 shares through the exercise of options within 60 days of February 28, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022, relating to all of our equity compensation plans:

Plan Category	(a) Number of shares to be issued upon exercise of outstanding options(1)	(b) Weighted-average exercise price of outstanding options(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by stockholders	4,713,862	$2.29	566,661

Equity compensation plans not approved by stockholders	-	-	-

TOTAL	4,713,862	$2.29	566,661

(1)	The balance consists of shares of common stock issuable upon the exercise of outstanding stock options granted under our 2011 Equity Incentive Plan, as amended, and our 2014 Equity and Incentive Plan, as amended. Shares available for issuance under the Fourth Amended and Restated 2014 Equity and Incentive Plan may become subject to stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units or other equity awards, with such terms and conditions, performance requirements, restrictions, forfeiture provisions, contingencies and other limitations as determined by the Compensation Committee.

(2)	The weighted-average exercise price does not take into account shares of common stock issuable upon vesting of outstanding restricted stock or restricted stock units, which have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since January 1, 2021, there has not been, nor has there been proposed, any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) 1% of the average total assets of the Company at year end for the past two fiscal years, and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than as described above under the heading “Executive Compensation” and other than the transactions described below.

Indemnification Agreements

We have entered into indemnification agreements with each of our executive officers and directors that require us to indemnify such persons against any and all expenses, including judgments, fines or penalties, attorney’s fees, witness fees or other professional fees and related disbursements and other out-of-pocket costs incurred, in connection with any action, suit, arbitration, alternative dispute resolution mechanism, investigation, inquiry or administrative hearing, whether threatened, pending or completed, to which any such person may be made a party by reason of the fact that such person is or was a director, officer, employee or agent of our Company, provided that such director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in, or not opposed to, our best interests. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification thereunder. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

Spriaso LLC Assignment and Services Agreements

On July 23, 2013, we entered into assignment/license and services agreements with Spriaso LLC (“Spriaso”), an entity that is majority-owned by Dr. Mahesh V. Patel, Gordhan Patel, John W. Higuchi, Dr. William I. Higuchi, and their affiliates. Dr. Mahesh V. Patel is our President and Chief Executive Officer. Mr. Higuchi is a member of our Board of Directors and Gordhan Patel and Dr. William I. Higuchi, former Board members, were each a member of our Board of Directors at the date the license and agreements were entered into.

Under the assignment agreement, we assigned and transferred to Spriaso all of our rights, title and interest in our intellectual property for the cough and cold field. In addition, Spriaso was assigned all rights and obligations under our product development agreement with a co-development partner. In exchange, we are entitled to receive a potential cash royalty of 20% of the net proceeds received by Spriaso, up to a maximum of $10 million. Spriaso also granted back to us an exclusive license to such intellectual property to develop products outside of the cough and cold field. The assignment agreement will expire upon the expiration of all of Spriaso’s payment obligations thereunder and the expiration of all of the licensed patents thereunder. Spriaso has the right to terminate the assignment agreement with 30 days written notice. We have the right to terminate the assignment agreement upon the complete liquidation or dissolution of Spriaso, unless the assignment agreement is assigned to an affiliate or successor of Spriaso.

The Company also agreed to continue providing up to 10% of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. Additionally, Spriaso filed its first New Drug Application in 2014, as an affiliated entity of Lipocine, it used up the one-time waiver of user fees for a small business submitting its first human drug application to U.S. Food and Drug Administration.

Director Independence

For information regarding the independence of our directors, see “Directors, Executive Officers and Corporate Governance” in Part III, Item 10 of this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Our independent registered public accounting firm is Tanner LLC, Salt Lake City, Utah, Auditor Firm ID: PCAOB ID No. 270

The following table sets forth the aggregate fees billed to the Company by Tanner for the fiscal years ended December 31, 2022 and 2021:

	2022		2021

Audit fees	$191,031	(1)	$178,678

Audit-related fees	-		-

Tax fees	-		-

All other fees	-		-

Total audit and tax fees	$191,031		$178,678

(1) Estimated fees.

Audit fees consist of Tanner’s fees for services related to their audits of our annual financial statements, their review of financial statements included in our quarterly reports on Form 10-Q, their review of SEC filed registration statements, and fees for services that are normally incurred in connection with statutory and regulatory filings or engagements, such as the issuance of consents and comfort letters.

Audit-related fees consist of fees for assurance related services by Tanner that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not considered “audit fees.” We did not incur any fees under this category in 2022 or 2021.

Tax fees consist of advisory services consisting primarily of tax advice rendered by Tanner. We did not incur any fees under this category in 2022 or 2021.

All other fees consist of fees for professional services rendered by our independent registered public accounting firm for permissible non-audit services, if any. We did not incur any fees under this category in 2022 or 2021.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve all audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. In 2022, all audit services performed by our independent accountants were pre-approved by our Audit Committee to assure that such services did not impair the auditors’ independence from us.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock	8-K	001-36357	3.1	11/1/2021

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	001-36357	3.4	6/28/2022

3.6*	Certificate of Designation of Series B Preferred Stock

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

4.2	Second Amended and Restated Stockholder Rights Agreement dated as of November 1, 2021 by and between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-36357	4.1	11/1/2021

4.3	Form of Pre-Funded Warrant	8-K	001-36357	4.1	11/14/2019

4.4	Form of Common Warrant	8-K	001-36357	4.2	11/14/2019

4.5	Form of Common Warrant	8-K	001-36357	4.1	2/26/2020

4.6	Description of Registered Securities	10-K	001-36357	4.6	3/9/2022

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2**	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3**	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4**	Form of Restricted Stock Unit Agreement and Notice under the 2011 Equity Incentive Plan	10-K	001-36357	10.4	3/31/2014

10.5**	Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	S-8	333-197421	99.1	7/15/2014

10.6	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.7**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.8	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.9	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.10	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.11	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.12+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.13**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.14**	Second Amended and Restated Lipocine Inc. 2014 Stock Incentive Plan	10-Q	001-36357	10.1	8/9/2016

10.15	Commercial Manufacturing Services and Supply Agreement, dated March 3, 2016, by and between Lipocine Inc. and M.W. Encap Ltd.	10-Q	001-36357	10.1	5/9/2016

10.16	Controlled Equity OfferingSM Sales Agreement, dated March 6, 2017, by and between Lipocine Inc. and Cantor Fitzgerald & Co.	10-K	001-36357	10.22	3/6/2017

10.17**	Vice President Employment Agreement, dated November 5, 2018, by and between Lipocine Inc. and Nachiappan Chidambaram.	10-Q	001-36357	10.1	11/7/18

10.18	Loan and Security Agreement dated January 5, 2018	8-K	001-36357	10.1	1/9/2018

10.19**	Third Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	10-Q	001-36357	10.1	8/7/2018

10.20	Securities Purchase Agreement, dated as of November 14, 2019, by and between Lipocine, Inc. and the purchasers identified on the signature pages thereto	8-K	001-36357	10.2	11/14/2019

10.21	Securities Purchase Agreement, dated as of February 25, 2020, by and between Lipocine, Inc. and the purchasers identified on the signature pages thereto	8-K	001-36357	10.2	2/26/2020

10.22	Fourth Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	S-8	333-240197	99.1	07/30/2020

10.23	First Amendment to Loan and Security Agreement, dated February 16, 2021, made by and among Lipocine Inc., Lipocine Operating Inc. and Silicon Valley Bank	8-K	001-36357	10.1	2/18/2021

10.24***	License Agreement dated October 14, 2021, by and between Lipocine, Inc. and Antares Pharma, Inc.	10-Q	001-36357	10.1	11/10/2021

10.25***	Amendment No. 1 to Commercial Manufacturing Services and Supply Agreement between Lipocine, Inc. and MW Encap Ltd. Dated October 13, 2021	10-Q	001-36357	10.2	11/10/2021

10.26**	Principal Accounting Officer Employment Agreement, dated March 7, 2022, by and between Lipocine Inc. and Krista Fogarty.	8-K/A	001-36357	10.1	3/7/2022

10.27	First Amendment to License Agreement, dated October 14, 2021, made by and among Lipocine Inc., and Antares Pharma, Inc.	10-Q	001-36357	10.1	5/9/2022

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

21.1*	Subsidiaries

23.1*	Consent of Tanner LLC

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Management contract or compensation plan or arrangement
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.
***	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: March 10, 2023	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: March 10, 2023	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mahesh V. Patel	President and Chief Executive Officer (Principal Executive	March 10, 2023
Mahesh V. Patel	Officer and Principal Financial Officer)

/s/ Krista Fogarty	Corporate Controller (Principal Accounting Officer)	March 10, 2023
Krista Fogarty

/s/ Jeffrey Fink	Director	March 10, 2023
Jeffrey Fink

/s/ Jill M. Jene	Director	March 10, 2023
Jill M. Jene

/s/ John Higuchi	Director	March 10, 2023
John Higuchi

/s/ R. Dana Ono	Director	March 10, 2023
R. Dana Ono

/s/ Spyros Papapetropoulos	Independent Lead Director and Chairman of the Board	March 10, 2023
Spyros Papapetropoulos

