Form 10-Q
period 2023-03-31
Lipocine Inc.
filed 2023-05-11
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2023

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _______ .

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

Outstanding Shares

As of May 9, 2023, the registrant had 88,510,791 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,769,180	$3,148,496
Marketable investment securities	24,100,430	29,381,410
Accrued interest income	39,060	80,427
Contract asset - current portion	579,428	579,428
Prepaid and other current assets	1,126,731	945,319

Total current assets	30,614,829	34,135,080

Contract asset - non-current portion	3,252,500	3,252,500
Property and equipment, net of accumulated depreciation of $1,158,349 and $1,153,530 respectively	130,770	131,589
Other assets	23,753	23,753

Total assets	$34,021,852	$37,542,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$796,476	$600,388
Accrued expenses	1,133,626	1,077,738

Total current liabilities	1,930,102	1,678,126

Warrant liability	131,722	229,856

Total liabilities	2,061,824	1,907,982

Commitments and contingencies (notes 6, 8, 9 and 11)

Mezzanine equity:
Preferred stock, par value $0.0001 per share ($0.001 per share redemption value), 10,000,000 shares authorized; 88,511 and zero issued and outstanding at March 31, 2023 and December 31, 2022, respectively	9	-

Stockholders’ equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 88,516,501 issued and 88,510,791 outstanding	8,852	8,852
Additional paid-in capital	219,284,000	219,112,164
Treasury stock at cost, 5,710 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	3,241	(20,321)
Accumulated deficit	(187,295,362)	(183,425,043)

Total stockholders’ equity	31,960,028	35,634,940

Total liabilities and stockholders’ equity	$34,021,852	$37,542,922

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues:	$54,990	$-

Operating expenses:
Research and development	3,106,310	1,887,953
General and administrative	1,287,313	1,243,687
Total operating expenses	4,393,623	3,131,640

Operating loss	(4,338,633)	(3,131,640)

Other income (expense):
Interest and investment income	370,469	41,576
Interest expense	-	(19,529)
Unrealized gain (loss) on warrant liability	98,134	(377,988)
Total other income (expense), net	468,603	(355,941)

Loss before income tax expense	(3,870,030)	(3,487,581)

Income tax expense	(200)	(200)

Net loss	(3,870,230)	(3,487,781)

Issuance of Series B preferred stock dividend	(89)	-
Net loss attributable to common shareholders	$(3,870,319)	$(3,487,781)

Basic loss per share attributable to common stock	$(0.04)	$(0.04)

Weighted average common shares outstanding, basic	88,510,791	88,309,628

Diluted loss per share attributable to common stock	$(0.04)	$(0.04)

Weighted average common shares outstanding, diluted	88,510,791	88,309,628

Comprehensive loss:
Net loss	$(3,870,319)	$(3,487,781)
Net unrealized gain (loss) on available-for-sale securities	23,562	(49,400)

Comprehensive loss	$(3,846,757)	$(3,537,181)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2021	-	$-	88,290,650	$8,829	5,710	$(40,712)	$218,286,324	$(18,016)	$(172,666,407)	$45,570,018

Net loss	-	-	-	-	-	-	-	-	(3,487,781)	(3,487,781)

Unrealized net loss on marketable investment securities	-	-	-	-	-	-	-	(49,400)	-	(49,400)

Stock-based compensation	-	-	-	-	-	-	171,028	-	-	171,028

Option exercises	-	-	208,274	21	-	-	205,967	-	-	205,988

Balances at March 31, 2022	-	$-	88,498,924	$8,850	5,710	$(40,712)	$218,663,319	$(67,416)	$(176,154,188)	$42,409,853

	Series B Preferred Stock		Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2022	-	$-	88,510,791	$8,852	5,710	$(40,712)	$219,112,164	$(20,321)	$(183,425,043)	$35,634,940

Net loss	-	-	-	-	-	-	-	-	(3,870,230)	(3,870,230)

Unrealized net gain on marketable investment	-	-	-	-	-	-	-	23,562	-	23,562
securities

Stock-based compensation	-	-	-	-	-	-	177,772	-	-	177,772

Issuance of Series B referred stock dividend	88,511	9	-	-	-	-	80	-	(89)	-

Costs associated with ATM offering	-	-	-	-	-	-	(6,016)	-	-	(6,016)

Balances at March 31, 2023	88,511	$9	88,510,791	$8,852	5,710	$(40,712)	$219,284,000	$3,241	$(187,295,362)	$31,960,028

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2023
	2023	2022

Cash flows from operating activities:

Net loss	$(3,870,230)	$(3,487,781)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	4,819	1,719
Stock-based compensation expense	177,772	171,028
Non-cash interest expense	-	4,674
Non-cash (gain) loss on change in fair value of warrant liability	(98,134)	377,989
Amortization of premium (discounts) on marketable investment securities	(254,215)	51,282

Changes in operating assets and liabilities:
Accrued interest income	41,367	127,159
Prepaid and other current assets	(181,412)	136,540
Accounts payable	196,088	(819,455)
Accrued expenses	55,888	(448,557)

Cash used in operating activities	(3,928,057)	(3,885,402)

Cash flows from investing activities:
Purchase of property and equipment	(4,000)	(26,797)
Purchases of marketable investment securities	(6,441,243)	(17,906,250)
Maturities of marketable investment securities	12,000,000	25,228,474

Cash provided by investing activities	5,554,757	7,295,427

Cash flows from financing activities:

Debt repayments	-	(833,334)
Costs associated with At the Market Offering	(6,016)	-
Proceeds from stock option exercises	-	205,988

Cash provided used in financing activities	(6,016)	(627,346)

Net increase in cash and cash equivalents	1,620,684	2,782,679

Cash and cash equivalents at beginning of period	3,148,496	2,950,552

Cash and cash equivalents at end of period	$4,769,180	$5,733,231

Supplemental disclosure of cash flow information:
Interest paid	$-	$14,855
Income taxes paid	$456	-

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain (loss) on available-for-sale securities	$23,562	$(49,400)
Accrued final payment charge on debt	$-	$4,674
Issuance of Series B preferred stock dividend	$89	$-

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2023.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least May 11, 2024 which includes an on-going clinical study for LPCN 1148 in the management of decompensated cirrhosis, a pilot pharmacokinetic (“PK”) bridge study for LPCN 1154 in Postpartum Depression (“PPD”), and compliance with regulatory requirements. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects if additional activities are performed by the Company including clinical studies for LPCN 1148, LPCN 1154, LPCN 1144 for non-cirrhotic non-alcoholic steatohepatitis (“NASH”), LPCN 1111 an oral TRT product with the potential for once daily dosing, LPCN 1107 for the prevention of recurrent preterm birth, and LPCN 2101 for epilepsy. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least May 11, 2024, the Company will need to raise additional capital at some point through the equity or debt markets or via out-licensing activities to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107, LPCN 1154 and LPCN 2101. Conversely, the Company’s capital resources could last longer if the Company reduces expenses, reduces the number of activities currently contemplated under its operating plan, or terminates, modifies the design or suspends on-going clinical studies.

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

See Note 8 for a description of the license agreement with Antares Pharma, Inc. (“Antares”). See Note 12 for a description of the agreement with Spriaso, a related party.

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

Contract Assets

Contract assets consist of minimum royalty revenue earned in relation to the license agreement but not yet due based on the terms of the contract. The contract asset as of March 31, 2023 is related to the Antares License Agreement. The contract asset was reduced by approximately $218,000 for royalty payments received during 2022. These royalties were received from Antares under the terms of our license agreement based on net sales of TLANDO. Based on the terms of the license agreement and sales estimates for the first quarter of 2023 provided by Antares, the Company estimates that it will not receive a royalty payment on estimated first quarter 2023 net sales of TLANDO under this agreement.

Revenue Concentration

A major partner is considered to be one that comprises more than 10% of the Company’s total revenues. The Company recognized revenue of approximately $55,000 and $0 for the three months ended March 31, 2023, and March 31, 2022, respectively. The revenue recognized in 2023 was 100% from one major related-party partner, Spriaso.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Basic loss per share attributable to common stock:
Numerator
Net loss	$(3,870,230)	$(3,487,781)

Denominator
Weighted avg. common shares outstanding	88,510,791	88,309,628

Basic loss per share attributable to common stock	$(0.04)	$(0.04)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(3,870,230)	$(3,487,781)
Effect of dilutive securities on net loss:
Common stock warrants	98,134	-
Total net loss for purpose of calculating diluted net loss per common share	$(3,968,364)	$(3,487,781)
Denominator
Weighted avg. common shares outstanding	88,510,791	88,309,628
Weighted average effect of dilutive securities:
Common stock warrants	-	-
Total shares for purpose of calculating diluted net loss per common share	88,510,791	88,309,628

Diluted loss per share attributable to common stock	$(0.04)	$(0.04)

The computation of diluted loss per share for the three months ended March 31, 2023 and 2022 does not include the following stock options and warrants to purchase shares of common stock in the computation of diluted loss per share because these instruments were antidilutive:

	March 31,
	2023	2022
Stock options	4,466,431	4,229,739
Warrants	840,336	1,934,366

(4) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of March 31, 2023, and December 31, 2022, were as follows:

March 31, 2023	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$1,995,817	$-	$(2,747)	$1,993,070
Corporate bonds, notes and commercial paper	13,470,151	-	(8,228)	13,461,923
U.S. government agency securities	8,631,221	14,216	-	8,645,437

	$24,097,189	$14,216	$(10,975)	$24,100,430

December 31, 2022	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$5,973,087	$-	$(14,087)	$5,959,000
Commercial paper	20,052,505	-	(10,885)	20,041,620
U.S. government agency securities	3,376,139	4,651	-	3,380,790

	$29,401,731	$4,651	$(24,972)	$29,381,410

Maturities of debt securities classified as available-for-sale securities as of March 31, 2023, are as follows:

March 31, 2023	Amortized Cost	Aggregate fair value
Due within one year	$24,097,189	$24,100,430
	$24,097,189	$24,100,430

There were no sales of marketable investment securities during the three months ended March 31, 2023, and 2022 and therefore no realized gains or losses. Additionally, $12.0 million and $25.2 million of marketable investment securities matured during the three months ended March 31, 2023 and March 31, 2022, respectively. The Company determined there were no other-than-temporary impairments for the three months ended March 31, 2023, and March 31, 2022.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair value measurements at reporting date using
	March 31, 2023	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,353,929	$4,353,929	$-	$-
Government treasury bills	1,993,070	1,993,070	-	-
Commercial paper	11,129,370	-	11,129,370	-
Corporate bonds and notes	2,332,553	-	2,332,553	-
US. Government agency securities	8,645,437	-	8,645,437	-

	$28,454,359	$6,346,999	$22,107,360	$-

Liabilities:
Warrant liability	$131,722	$-	$-	$131,722
	$28,586,081	$6,346,999	$22,107,360	$131,722

		Fair value measurements at reporting date using
	December 31, 2022	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,694,434	$2,694,434	$-	$-
Government treasury bills	5,959,000	5,959,000	-	-
Commercial paper	14,586,930	-	14,586,930	-
Corporate bonds and notes	5,454,690	-	5,454,690	-
U.S. government agency securities	3,380,790	-	3,380,790	-

	$32,075,844	$8,653,434	$23,422,410	$-

Liabilities:
Warrant liability	$229,856	$-	$-	$229,856
	$32,305,700	$8,653,434	$23,422,410	$229,856

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

Corporate bonds, notes, commercial paper and U.S. government agency securities: The Company uses a third-party pricing service to value these investments. Corporate bonds, notes commercial paper and U.S. government agency securities are classified within Level 2 of the fair value hierarchy because they are valued using broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of March 31, 2023, include (i) volatility of 100%, (ii) risk free interest rate of 4.34%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.32, and (v) expected life of 1.6 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2022, include (i) volatility of 100%, (ii) risk free interest rate of 4.41%, (iii) strike price of $0.50, (iv) fair value of common stock of $0.40, and (v) expected life of 1.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2023.

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

At March 31, 2023 and December 31, 2022, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(8) Contractual Agreements

(a) Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. The Company incurred royalty expense of approximately $4,000 and $0 during the three months ended March 31, 2023, and 2022, respectively.

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

Upon execution of the Antares License Agreement, Antares paid the Company an initial payment of $11.0 million. Antares will also make additional payments of $5.0 million to the Company on each of January 1, 2025, and January 1, 2026, provided that certain conditions are satisfied. The Company is also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to TLANDO, as licensed by Antares under the Antares License Agreement. In addition, the Company will receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations.

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

The Company did not recognize any revenue under the Antares Licensing Agreement during either the three months ended March 31, 2023, or March 31, 2022.

(c) Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct pre-clinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $2.1 and $1.0 million, respectively, for the three months ended March 31, 2023 and 2022 under these agreements and has recorded these expenses in research and development expenses.

(9) Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2024.

Future minimum lease payments under the non-cancelable operating lease as of March 31, 2023 are:

Operating
leases
Year ending December 31:
2023	$268,017
2024	59,559

Total minimum lease payments	$327,576

The Company’s rent expense was $87,000 and $84,000 for each of the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, the Company had sold an aggregate of 15,023,073 shares at a weighted-average sales price of $2.19 per share under the ATM for aggregate gross proceeds of $32.9 million and net proceeds of $31.7 million, after deducting sales agent commission and discounts and our other offering costs. During the three months ended March 31, 2023 and 2022, the Company did not sell any shares of its common stock pursuant to the Sales Agreement. As of March 31, 2023, the Company had $41.2 million available for sale under the Sales Agreement. However, as of April 3, 2023, the Company is now subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement. As a result of such limitations, the Company has currently registered the offer and sale of shares of our common stock pursuant to the Sales Agreement having an aggregate offering price of up to $15.7 million.

(b) Series B Preferred Stock

On March 7, 2023, the board of directors (the “Board”) of the Company declared a dividend of one one-thousandth (1/1,000th) of a share of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), for each outstanding share of common stock of the Company, to stockholders of record on March 24, 2023. The Certificate of Designation of Series B Preferred Stock (the “Certificate of Designation”) was filed with the Delaware Secretary of State and became effective on March 10, 2023.

The dividend was based on the number of shares of outstanding common stock on March 24, 2023, and resulted in 88,511 Series B Preferred shares being issued. Each whole share of Series B Preferred Stock entitles the holder thereof to 1,000,000 votes per share, and each fraction of a share of Series B Preferred Stock has a ratable number of votes. Thus, each one-thousandth of a share of Series B Preferred Stock is entitled to 1,000 votes. The outstanding shares of Series B Preferred Stock are entitled to vote together with the outstanding shares of common stock as a single class exclusively with respect to any proposal to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the outstanding shares of Common Stock at a ratio determined in accordance with the terms of such amendment (the “Reverse Stock Split”), and (ii) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split (the “Adjournment Proposal”) in conjunction with the Company’s Annual Shareholder Meeting (the “Meeting”).

All shares of Series B Preferred Stock that are not present in person or by proxy at the Meeting as of immediately prior to the opening of the polls (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company without further action on the part of the Company or the holder of shares of Series B Preferred Stock (the “Initial Redemption”). Any outstanding shares of Series B Preferred Stock that have not been redeemed pursuant to an Initial Redemption will be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing the Reverse Stock Split (the “Subsequent Redemption”).

Each share of Series B Preferred Stock redeemed in any redemption described above will be redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series B Preferred Stock that are “beneficially owned” by the “beneficial owner” (as such terms are defined in the Certificate of Designation with respect to the Series B Preferred Stock) thereof as of immediately prior to the applicable redemption time and redeemed pursuant to such redemption, payable upon receipt by the Company of a written request submitted by the applicable holder to the corporate secretary of the Company following the applicable redemption time.

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

The Company is not solely in control of the redemption of the shares of Series B Preferred Stock since the holders have the option of deciding whether to vote in respect of the above described Reverse Stock Split, which determines whether a given holder’s shares of Series B Preferred Stock are redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series B Preferred Stock is not solely in the control of the Company, the shares of Series B Preferred Stock are classified within the mezzanine equity in the Company’s audited consolidated statement of stockholder’s equity. The shares of Series B Preferred Stock will be measured at redemption value. See Note 14. Subsequent Events, Redemption and Elimination of Series B Preferred Stock.

The foregoing description of the Series B Preferred Stock does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as Exhibit 3.2 to the Form 8-K filed with the SEC on March 10, 2023.

(c) Rights Agreement

On November 13, 2015, the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, entered into a Rights Agreement. Also on November 12, 2015, the Board of the Company authorized and the Company declared a dividend of one preferred stock purchase right (each a “Right” and collectively, the “Rights”) for each outstanding share of common stock of the Company. The dividend was payable to stockholders of record as of the close of business on November 30, 2015 and entitles the registered holder to purchase from the Company one one-thousandth of a fully paid non-assessable share of Series A Junior Participating Preferred Stock of the Company at a price of $63.96 per one-thousandth share (the “Purchase Price”). The Rights will generally become exercisable upon the earlier to occur of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below) or (ii) 10 business days (or such later date as may be determined by action of the Board prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding common stock of the Company. Except in certain situations, a person or group of affiliated or associated persons becomes an “Acquiring Person” upon acquiring beneficial ownership of 15% or more of the outstanding shares of common stock of the Company.

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

The Company will be entitled to redeem the Rights at $0.001 per Right at any time prior to the time an Acquiring Person becomes such. The terms of the Rights are set forth in the Rights Agreement, which is summarized in the Company’s Current Report on Form 8-K dated November 13, 2015. The rights plan was originally set to expire on November 12, 2018; however, on November 5, 2018 our Board approved an Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 5, 2021, and again on November 2, 2021, the Company adopted a Second Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 1, 2024, unless the rights are earlier redeemed or exchanged by the Company.

(d) Share-Based Payments

The Company recognizes stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under the Company’s Incentive Plan to employees, nonemployees and nonemployee members of the Company’s Board based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, the Company has granted performance-based stock option awards and restricted stock units, which vest based upon the Company satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, the Company estimates that these options or units will vest, which is based on whether the Company considers the performance conditions to be probable of attainment. The Company’s estimates of the number of performance-based options or units that will vest will be revised, if necessary, in subsequent periods.

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $178,000 and $171,000, respectively, for the three months ended March 31, 2023 and 2022 and is allocated as follows:

	Three Months Ended March 31,
	2023	2022

Research and development	$95,513	$79,652
General and administrative	82,259	91,376

	$177,772	$171,028

The Company issued 300,000 and 332,500 stock options, respectively, during the three months ended March 31, 2023 and 2022.

Key assumptions used in the determination of the fair value of stock options granted are as follows:

Expected Term: The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term was estimated using the simplified method in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment for awards with stated or implied service periods. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. For awards with performance conditions, and that have the contractual term to satisfy the performance condition, the contractual term was used.

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

For options granted during the three months ended March 31, 2023 and 2022, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2023	2022
Expected term	5.85 years	5.85 years
Risk-free interest rate	3.91%	1.41%
Expected dividend yield	—	—
Expected volatility	97.61%	102.43%

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

As of March 31, 2023, there was $940,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

(e) Stock Option Plan

In April 2014, the Board adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 1,000,000 shares were authorized for issuance under the 2014 Plan. Additionally, 271,906 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 1,271,906 to 2,471,906. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 2,471,906 to 3,221,906. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 3,221,906 to 5,721,906. The Board, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 5,721,906 shares of common stock are authorized for issuance under the 2014 Plan, with 814,092 shares remaining available for grant as of March 31, 2023.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2022	4,713,862	$2.29
Options granted	300,000	0.41
Options exercised	-	-
Options forfeited	(547,431)	2.81
Options cancelled	-	-
Balance at March 31, 2023	4,466,431	2.10

Options exercisable at March 31, 2023	2,599,610	3.08

The following table summarizes information about stock options outstanding and exercisable at March 31, 2023:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

4,466,431	7.28	$2.10	$-	2,599,610	5.88	$3.08	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 0 and 208,274 stock options exercised during the three months ended March 31, 2023 and March 31, 2022, respectively.

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

As of March 31, 2023, the Company had 1,094,030 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on March 31, 2023 and on March 31, 2022 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	March 31, 2023	March 31, 2022
Expected life in years	1.64	2.63
Risk-free interest rate	4.34%	2.64%
Dividend yield	—	—
Volatility	100.00%	100.00%
Stock price	$0.32	$1.38

During the three months ended March 31, 2023, and March 31, 2022, the Company recorded a non-cash gain of approximately $98,000 and a non-cash loss of $378,000, respectively, from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2022	$229,856
Settlement of liability on warrant exercise	-
Change in fair value of common stock warrants	(98,134)
Balance at March 31, 2023	$131,722

Additionally, in the February 2020 Offering, the Company issued 5,042,017 common stock warrants, however, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity. As of March 31, 2023, and March 31, 2022, there were 840,336 warrants outstanding that were issued in conjunction with the February 2020 Offering.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,934,366	$0.51
Issued	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at March 31, 2023	1,934,366	$0.51

There were no common stock warrants exercised during the three months ended March 31, 2023, or the three months ended March 31, 2022.

The following table summarizes information about common stock warrants outstanding at March 31, 2023:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

1,934,366	1.76	$0.51	$-

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

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that the Company’s filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit sought certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. The Company has insurance that covers claims of this nature. The retention amount payable by the Company under its policy is $1.25 million. The Company filed a motion to dismiss the class action lawsuit on July 24, 2020. In response, the plaintiffs filed their response to the motion to dismiss the class action lawsuit on September 22, 2020 and the Company filed its reply to its motion to dismiss on October 22, 2020. A hearing on the motion to dismiss occurred on January 12, 2022. On April 14, 2023, a judgment was issued ordering the case dismissed with prejudice and closure of the action.

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

(12) Agreement with Spriaso, LLC

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. Additionally, during the three months ended March 31, 2023 and 2022, the Company received licensing revenue from Spriaso of $55,000 and $0, respectively. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(13) Subsequent Events

Initial Redemption of Series B Preferred Stock

All shares of Series B Preferred Stock that were not present in person or by proxy at the Annual Shareholder Meeting as of immediately prior to the opening of the polls on May 10, 2023 were automatically redeemed in whole, but not in part, by the Company at the Initial Redemption Time. Any outstanding shares of Series B Preferred Stock that have not been redeemed pursuant to the Initial Redemption will be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing the Reverse Stock Split.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 10, 2023 as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 10, 2023. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

On October 14, 2021, we entered into a license agreement (the “Antares License Agreement”) with Antares Pharma, Inc. (“Antares” or our “Licensee”) for the development and commercialization of our product candidate, TLANDO®, an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”), pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize the TLANDO product for TRT in the U.S. TLANDO is a registered trademark assigned to Antares. Any FDA required post-marketing studies will also be the responsibility of our licensee, Antares. On March 28, 2022, Antares received approval from the FDA for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through a merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme. On June 7, 2022, Halozyme announced the commercial launch of TLANDO, an oral treatment indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism).

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

Our Development Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for PPD, LPCN 2101 for epilepsy, and LPCN 1148, an androgen therapy for the management of cirrhosis. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 1111, LPCN 1107 and TLANDO outside of the United States.

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

Oral Programs for CNS Disorders

Some preferred endogenous or naturally occurring NAS present in central nervous system act as positive allosteric modulators (“PAM”) of the GABAA receptor, the major biological target of the inhibitory neurotransmitter γ-aminobutyric acid (“GABAA”). To improve oral delivery of these modulators, several synthetic NAS derivatives of endogenous GABAA receptor PAMs have been developed for therapeutic use in the past few decades.

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

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a rapid onset, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. The FDA recently agreed with our proposal for establishing the efficacy of LPCN 1154 through a pivotal PK bridge to an approved IV infusion brexanolone via a 505(b)(2) NDA filing. Based on feedback from the FDA, the company has initiated a pilot PK bridge study of LPCN 1154, a prelude to a pivotal study required for NDA filing, and results from the pilot PK bridge study are expected in the second quarter of 2023. We have previously completed an oral PK study and a food effect study with LPCN 1154.

PPD

PPD, a type of major depressive disorder with onset either during pregnancy or within four weeks of delivery, refers to depression persisting up to 12 months after childbirth. PPD can be clinically segmented by the severity of symptoms and presence of a comorbidity, including epilepsy. Approximately 1 in 8 mothers suffers from PPD in the United States alone; this equates to approximately 500,000 women being affected by PPD annually.

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

Injectable brexanolone (Zulresso™, Sage Therapeutics) became the first FDA-approved treatment for postpartum depression. However, numerous factors limit the utilization of injectable brexanolone such as method of administration, cost, and safety concerns. Administration of injectable brexanolone requires a 60-hour continuous infusion in a supervised medical setting, a demanding ask for a mother with a newborn. Besides associated privacy concerns and social stigma, inpatient treatment may also require separation of the mother and child for a few days, which may be difficult to the already strained mother-infant bond and may present breast feeding challenges. Moreover, the pharmacotherapy costs coupled with inpatient treatment/childcare costs limits its accessibility and affordability to women most in need of the therapy. Finally, due to concerns about the safety of injectable Zulresso including excessive sedation or loss of consciousness, Zulresso has a Black Box Warning in its label and is only available through a restricted distribution program (“REMS”), and sites need significant time to become treatment ready.

We believe LPCN 1154 targets the unmet need for a convenient oral treatment candidate with faster onset of action or rapid relief.

LPCN 2101: NAS for Epilepsy

We are currently evaluating an additional NAS candidate, LPCN 2101, for women with epilepsy (“WWE”). We have completed pre-clinical and Phase 1 studies for LPCN 2101 which demonstrated promising PK results, safety and tolerability. In July 2022 our IND was accepted by the FDA for LPCN 2101 for adults with epilepsy and we plan to initiate a Phase 2 IND opening proof-of-concept study to evaluate the safety, tolerability, and efficacy of LPCN 2101, subject to the availability of additional resources.

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

We are currently conducting a Phase 2 proof of concept (“POC”) study (NCT04874350) in male subjects with cirrhosis to evaluate the therapeutic potential of LPCN 1148 for the management of sarcopenia. The ongoing Phase 2 POC study is a prospective, multi-center, randomized, placebo-controlled study in male sarcopenic patients with cirrhosis. Subjects will be randomized 1:1 to one of two arms. The treatment arm is an oral dose of LPCN 1148, and the second arm is a matching placebo. The primary endpoint is change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index, rates of breakthrough HE, and number of waitlist events, including all-cause mortality. Total treatment is expected to be 52 weeks. Enrollment in the Phase 2 study was completed in the fourth quarter of 2022 and top-line 24-week results are expected in mid-2023.

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

Liver cirrhosis is defined as the histological development of regenerative nodules surrounded by fibrous bands. Cirrhotic patients typically have a years-long silent, asymptomatic phase (compensated cirrhosis) until decreasing liver function and increasing portal pressure move the patient into the symptomatic phase (decompensated cirrhosis). Transition to decompensated cirrhosis is marked by clinical events including ascites, encephalopathy, jaundice, and/or variceal hemorrhage. Decompensated subjects survive on average less than 2 years. Common causes of liver cirrhosis include alcoholic liver disease, nonalcoholic fatty liver disease (“NAFLD”), chronic hepatitis B and C, primary biliary cirrhosis (“PBC”), and primary sclerosing cholangitis (“PSC”) and some patients have liver disease of unknown cause (cryptogenic).

Common complications in cirrhotic patients may include: compromised liver function, portal hypertension, varices in GI tract with internal bleeding, edema, ascites, hepatic encephalopathy, compromised immunity with post-transplant acute rejection risk, high sodium levels, increased bilirubin, low albumin level, insulin resistance with impaired peripheral uptake of glucose, depression, accelerated muscle disorder in the form of sarcopenia, myosteatosis, and frailty with compromised energetics, bone diseases (e.g., osteoporosis), high alkaline phosphatase (“ALP”), cachexia, malnutrition, weight loss (>5%), symptoms of hypogonadism such as abnormal hair distribution, anemia, sexual dysfunction, testicular atrophy, muscle wasting, fatigue, osteoporosis, gynecomastia, inflammation with elevated cytokines, and infection risk leading to hospital admissions and possibly death.

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

Our Partnership Pipeline Product Candidates

We continue to pursue opportunities for partnering arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 1111, LPCN 1107 and TLANDO outside of the U.S. We do not currently anticipate conducting any further significant development activities with respect to these products and product candidates without the participation of a partner. There can be no guarantee that we will be able to identify or enter into partnering arrangements on terms that are beneficial to us or at all. Even if we do enter into partnering arrangements, such arrangements may not be sufficient to successfully develop and commercialize these products.

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

Proof-of-concept for TLANDO was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first 2 calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the year ended December 31, 2022, we incurred royalty expense of approximately $12,000 resulting from the commercial launch of TLANDO in 2022 and during the three months ended March 31, 2023, we incurred royalty expense of $4,000.

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

We are exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the United States, although no licensing agreement has been entered into by the Company. If and when an agreement is made with a partner, such arrangement would likely be contingent upon obtaining acceptable cost of goods in addition to obtaining local regulatory approval. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

Disease Overview – NASH

NASH is a more advanced state of non-alcoholic fatty liver disease (“NAFLD”) and can progress to a cirrhotic liver or liver failure, require liver transplant, and can result in hepatocellular carcinoma/ liver cancer, and death. Progression of NASH to end stage liver disease will soon surpass all other causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, NASH and NAFLD patients additionally suffer heightened cardiovascular risk and, in fact, die more frequently from cardiovascular events than from liver disease. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. In the U.S., 20% to 30% of the population is estimated to suffer from NAFLD and 15% to 20% of this group progress to NASH, which is a substantially large population that lacks an effective therapy. NASH is a silent killer that affects millions in the U.S. Diagnoses have been on the rise and are expected to increase dramatically in the next decade. Approximately 50% of NASH patients are adult males. In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/NASH. There is currently no approved therapy for the treatment of NASH although there are several drug candidates currently under development with many having clinical failures to date.

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

During the 36 weeks of treatment, LPCN 1144 was well tolerated with an overall safety profile comparable to placebo. Additionally, subjects were given the option to have access to LPCN 1144 through an open label extension (“OLE”) study. The extension study enabled the collection of additional data on LPCN 1144 for up to a total of 72 weeks of therapy, as well as data for 36 weeks of therapy for those subjects on placebo in the LiFT study. Key results from the OLE study are as follows:

●	LPCN 1144 was well tolerated over 72-week exposure with no observed safety signals;

●	Liver injury markers were reduced and maintained with extended LPCN 1144 treatment; and

●	Observed liver histology improvements support further development.

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

LPCN 1111 is a next-generation, novel ester prodrug of testosterone comprised of testosterone tridecanoate (“TT”) which uses our proprietary delivery technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses in hypogonadal men. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, LPCN 1111 was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study.

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

A traditional PK/PD based Phase 2 clinical study in the intended patient population is not expected to be required prior to entering into Phase 3. Therefore, based on the results of our multi-dose PK study we had an End-of-Phase 2 meeting and subsequent guidance meetings with the FDA to define a pivotal Phase 2b/3 development plan for LPCN 1107. However, these discussions may be updated based on recent developments with Covis’ Makena® as described below. We have completed a food effect study to characterize the dosing regimen for the pivotal study and we have submitted a pivotal clinical study protocol to the FDA.

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

The CDER issued AMAG Pharmaceuticals, the NDA holder at the time, a Notice of Opportunity for Hearing (“NOOH”) to withdraw approval of Makena, for which AMAG Pharmaceuticals responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of treatment with Makena and the public health implications of withdrawing approval. The FDA Commissioner held a public hearing with Covis from October 17 through 19, 2022, which resulted in a 14-1 vote recommending removal of the product from the market. On October 31, 2022, Covis approached the CDER and outlined a plan of orderly withdrawal which would set a withdrawal timeframe sufficient for current patients to complete their courses of treatment. The CDER declined this proposal. On March 6, 2023, Covis announced its plan to voluntarily withdraw Makena from the market and submitted a request to the CDER for a minimum 21-week wind-down. On April 6, 2023, the FDA withdrew its approval of Makena and ordered the immediate withdrawal of Makena and several approved generic versions of the drug, making it unlawful for the drug to be distributed in the US. The FDA stated that in light of the unmet need for a treatment for preventing preterm birth and improving neonatal outcomes, it is imperative that the medical and scientific communities increase their efforts to find effective treatments and stated their hope that the decision to withdraw Makena will help galvanize further research. The FDA further stated their commitment to working together with patients, researchers, and drug developers to advance the development of safe and effective therapies that are urgently needed as a treatment for the prevention of preterm birth.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to generate revenue other than TLANDO royalties and licensing fees until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through March 31, 2023, we have generated $44.8 million in revenue under our various license and collaboration arrangements and from government grants. Based on the terms of the Antares License Agreement, in the fourth quarter of 2021 we recorded $4.1 million in revenue and an associated contract asset for future contractual minimum royalties. We reduced our contract asset by $218,000 in 2022 due to a royalty payment received from Antares under the terms of our license agreement, based on net sales of TLANDO in 2022. We estimate that, in the second quarter of 2023, we will not receive a payment for royalties based on estimated first quarter 2023 net sales of TLANDO. We may never generate revenues from any of our clinical or pre-clinical development programs other than TLANDO, as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $140.2 million in research and development expenses through March 31, 2023.

We expect to continue to incur significant costs as we develop our other product candidates, including our CNS product candidates and the ongoing Phase 2 POC study in male subjects with cirrhosis with LPCN 1148, as well as the development of any future pipeline product candidates.

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

We will continue to incur significant research and development expenses as we are conducting on-going clinical studies, including the studies for our CNS product candidates and the Phase 2 POC study in male subjects with cirrhosis with LPCN 1148, and as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with our development product candidates and when and if we conduct Phase 3 clinical studies with LPCN 1144, LPCN 1148, LPCN 1111 and LPCN 1107. We are exploring the possibility of licensing LPCN 1144, LPCN 1148, LPCN 1111 and LPCN 1107, although we have not entered into a licensing agreement and no assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us. If we are unable to raise additional capital or obtain non-dilutive financing, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, and administrative support functions. Other general and administrative expenses include rent and utilities, travel expenses, and professional fees for auditing, tax, legal, business development and various other services.

General and administrative expenses also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

We expect that general and administrative expenses will increase in the future as we continue as a public company including legal and consulting fees, accounting and audit fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. However; if we are unable to raise additional capital, we may need to reduce general and administrative expenses in order to extend our ability to continue as a going concern.

Other Income and Expense

Other income and expense consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities, imputed interest on minimum royalties under the Antares Licensing Agreement, interest expense incurred on our Loan and Security Agreement, losses (gains) on our warrant liability and gains on our litigation liability.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Variance
Revenue	$54,990	$-	$54,990
Research and development expenses	3,106,310	1,887,953	1,218,357
General and administrative expenses	1,287,313	1,243,687	43,626
Interest and investment income	370,469	41,576	328,893
Interest expense	-	19,529	(19,529)
(Gain) loss on warrant liability	(98,134)	377,988	(476,122)
Income tax expense	200	200	-

Revenue

We recognized license revenue for payments receivable from Spriaso, a related party. under a licensing agreement in the cough and cold field of approximately $55,000 during the three months ended March 31, 2023. We did not recognize any revenue during the three months ended March 31, 2022.

Research and Development Expenses

The increase in research and development expenses during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 consisted of a $680,000 increase in contract research organization expense related to the Phase 2 POC study in male subjects with cirrhosis with LPCN 1148, a $513,000 increase in costs related to our LPCN 1154 clinical studies, a $158,000 increase in personnel costs resulting from the recruiting and hiring of additional personnel, and $154,000 increase in lab supplies, small equipment and other research and development costs. These increases were offset by a $171,000 decrease in LPCN 1111 scale up costs, a $71,000 decrease in contract research organization expense and outside consulting costs related to the completion of our LPCN 1144 LiFT Phase 2 clinical study in NASH subjects in 2022, and a $44,000 decrease as we completed our PK and food effect studies for LPCN 1107 and LPCN 1154 in 2022.

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended March 31, 2023 was primarily due to a $63,000 increase in corporate legal fees partially due to strategic advice and planning, a $52,000 increase in business development consulting fees, a $32,000 increase in director fees, and a $13,000 increase in other various professional fees, offset by $57,000 decrease in professional fees related to the recruitment of additional directors to our Board in 2022, a $36,000 decrease in corporate insurance expense, and a $23,000 decrease other general and administrative expenses.

Interest and Investment Income

The increase in interest and investment income during the three months ended March 31, 2023 compared to interest and investment income during the three months ended March 31, 2022 was due to higher interest rates despite declining cash and marketable investment securities balances, in addition to interest earned on the Antares licensing contract asset in 2023.

Interest Expense

Our Loan and Security Agreement with SVB was paid in full in June of 2022, thus the Company did not recognize any interest expense during the three months ended March 31, 2023. Interest expense for the three months ended March 31, 2022 was entirely related to that Loan Agreement.

(Gain) Loss on Warrant Liability

We recorded a gain of $98,000 and a loss $378,000, respectively, on warrant liability during the three months ended March 31, 2023, and 2022, respectively, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2023 was mainly attributable to a decrease in the value of warrants outstanding as of March 31, 2023 as compared to December 31, 2022, primarily due to the lower stock price, despite higher interest rates. The loss in 2022 was mainly attributable to an increase in the value of warrants outstanding as of March 31, 2022, due to significantly higher stock price on March 31, 2022 compared to the stock price on December 31, 2021. There were zero common stock warrants from the November 2019 Offering exercised during the three months ended March 31, 2023, or March 31, 2022, respectively. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, pre-clinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the clinical development of LPCN 1154, LPCN 2101, LPCN 1148, and any other future product candidate, including continued research efforts.

As of March 31, 2023, we had $28.9 million of unrestricted cash, cash equivalents and marketable investment securities compared to $32.5 million at December 31, 2022.

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

The shares of our common stock sold under the Sales Agreement are sold and issued pursuant to our Registration Statement on Form S-3, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

During the three months ended March 31, 2023, and 2022, we did not sell any shares of our common stock under the Sales Agreement. As of March 31, 2023, we had sold $8,802,419 of our common stock pursuant to the Sales Agreement, and had approximately $41.2 million available for sale under the Sales Agreement. However, as of April 3, 2023, we are now subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement. As a result of such limitations, we have currently registered the offer and sale of shares of our common stock pursuant to the Sales Agreement having an aggregate offering price of up to $15.7 million.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least the next twelve months which include on-going clinical studies for LPCN 1154, an on-going study for LPCN 1148, and research and development activities and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 1144, LPCN 1111, and LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least the next twelve months, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1144, LPCN 1111, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(3,928,057)	$(3,885,402)
Cash provided by investing activities	5,554,757	7,295,427
Cash used in financing activities	(6,016)	(627,346)

Net Cash from Operating Activities

During each of the three months ended March 31, 2023 and 2022 net cash used in operating activities was $3.9 million.

Net cash used in operating activities during the three months ended March 31, 2023, and 2022 was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2023, we performed activities primarily related to our Phase 2 POC study in male subjects with cirrhosis with LPCN 1148 and clinical studies related to LPCN 1154. During 2022, we performed activities related mainly to the Phase 2 POC study in male subjects with cirrhosis with LPCN 1148, PK and food effect studies with LPCN 1154 and LPCN 1107, and manufacturing scale up with LPCN 1111.

Net Cash from Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $5.6 million compared to net cash used in investing activities of $7.3 million during the three months ended March 31, 2022.

Net cash provided by investing activities during the three months ended March 31, 2023, was primarily the result of the maturity of marketable investment securities of $12.0 million offset by purchase of marketable securities of $6.4 million. Net cash provided by investing activities during the three months ended March 31, 2022, was primarily the result of the net maturities of marketable investment securities of $7.3 million. There were $4,000 and $27,000 in capital expenditures during the three months ended March 31, 2023, and 2022, respectively.

Net Cash from Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was approximately $6,000 and during the three months ended March 31, 2022, net cash provided by financing activities was $627,000.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 10, 2023.

Off-Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

There have been no material changes to the Company’s market risk during the first three months of 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Prinicipal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of March 31, 2023.

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

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023, and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023:

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

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. On March 31, 2023, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was approximately $132,000. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of March 31, 2023, our executive officers and directors beneficially owned approximately 5.3% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $0.30 and as high as $1.34 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1154, LPCN 2101, LPCN 1148 and LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of March 31, 2023, we had an accumulated deficit of $187.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to continue to be significant in connection with clinical trials associated with LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1111, LPCN 1144, and LPCN 1107, and possibly increased research and development costs if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1111, LPCN 1144, and LPCN 1107, and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Currently our common stock is quoted on the NASDAQ Capital Market under the symbol “LPCN”. We must satisfy certain minimum listing maintenance requirements to maintain the NASDAQ Capital Market quotation, including certain governance requirements and a series of financial tests relating to stockholders’ equity or net income or market value, public float, number of market makers and stockholders, market capitalization, and maintaining a minimum bid price of $1.00 per share.

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

In the event that we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the compliance period, including as a result of the reverse stock split, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.2	Amendment to the Amended and Restated Bylaws of Lipocine Inc.	8-K	001-36357	3.1	3/10/2023

3.3	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

3.5	Certificate of Increase of Series A Junior Participating Preferred Stock	8-K	001-36357	3.1	11/1/2021

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	001-36357	3.4	6/28/2022

3.7	Certificate of Designation of Series B Preferred Stock	8-K	001-36357	3.2	3/10/2023

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Management contract or compensation plan or arrangement
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: May 11, 2023	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: May 11, 2023	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

