Form 10-Q
period 2023-06-30
Lipocine Inc.
filed 2023-08-10
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2023

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

Outstanding Shares

As of August 8, 2023, the registrant had 5,315,830 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,014,695	$3,148,496
Marketable investment securities	20,775,275	29,381,410
Accrued interest income	24,230	80,427
Contract asset - current portion	579,428	579,428
Prepaid and other current assets	690,900	945,319

Total current assets	27,084,528	34,135,080

Contract asset - non-current portion	3,252,500	3,252,500
Property and equipment, net of accumulated depreciation of $1,166,441 and $1,153,530 respectively	122,679	131,589
Other assets	23,753	23,753

Total assets	$30,483,460	$37,542,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$517,587	$600,388
Accrued expenses	1,309,595	1,077,738

Total current liabilities	1,827,182	1,678,126

Warrant liability	104,267	229,856

Total liabilities	1,931,449	1,907,982

Commitments and contingencies (notes 6, 8, 9 and 11)

Stockholders’ equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 5,235,166 issued and 5,234,830 outstanding	8,852	8,852
Additional paid-in capital	219,443,674	219,112,164
Treasury stock at cost, 336 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(15,812)	(20,321)
Accumulated deficit	(190,843,991)	(183,425,043)

Total stockholders’ equity	28,552,011	35,634,940

Total liabilities and stockholders’ equity	$30,483,460	$37,542,922

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:	$-	$500,000	$54,990	$500,000

Operating expenses:
Research and development	2,515,211	2,898,012	5,621,521	4,785,965
General and administrative	1,440,394	1,129,519	2,727,708	2,373,205
Total operating expenses	3,955,605	4,027,531	8,349,229	7,159,170

Operating loss	(3,955,605)	(3,527,531)	(8,294,239)	(6,659,170)

Other income (expense):
Interest and investment income	379,521	69,877	749,991	111,453
Interest expense	-	(7,568)	-	(27,098)
Unrealized gain on warrant liability	27,455	583,445	125,589	205,457
Gain on litigation settlement liability	-	250,000	-	250,000
Total other income, net	406,976	895,754	875,580	539,812

Loss before income tax expense	(3,548,629)	(2,631,777)	(7,418,659)	(6,119,358)

Income tax expense	-	-	(200)	(200)

Net loss	(3,548,629)	(2,631,777)	(7,418,859)	(6,119,558)

Issuance of Series B preferred stock dividend	-	-	(89)	-
Net loss attributable to common shareholders	$(3,548,629)	$(2,631,777)	$(7,418,948)	$(6,119,558)

Basic loss per share attributable to common stock	$(0.68)	$(0.50)	$(1.42)	$(1.17)

Weighted average common shares outstanding, basic	5,234,830	5,234,141	5,234,830	5,228,608

Diluted loss per share attributable to common stock	$(0.68)	$(0.61)	$(1.44)	$(1.20)

Weighted average common shares outstanding, diluted	5,234,830	5,263,389	5,234,830	5,262,993

Comprehensive loss:
Net loss	$(3,548,629)	$(2,631,777)	$(7,418,859)	$(6,119,558)
Net unrealized gain (loss) on available-for-sale securities	(19,053)	(17,491)	4,509	(66,891)

Comprehensive loss	$(3,567,682)	$(2,649,268)	$(7,414,350)	$(6,186,449)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at March 31, 2022	-	$-	5,234,132	$8,850	336	$(40,712)	$218,663,319	$(67,416)	$(176,154,188)	$42,409,853

Net loss	-	-	-	-	-	-	-	-	(2,631,777)	(2,631,777)

Unrealized net loss on marketable investment securities	-	-	-	-	-	-	-	(17,491)	-	(17,491)

Stock-based compensation	-	-	-	-	-	-	139,569	-	-	139,569

Option exercises	-	-	12	-	-	-	91	-	-	91

Costs associated with ATM Offering	-	-	-	-	-	-	(10,500)	-	-	(10,500)

Balances at June 30, 2022	-	$-	5,234,144	$8,850	336	$(40,712)	$218,792,479	$(84,907)	$(178,785,965)	$39,889,745

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2021	-	$-	5,221,883	$8,829	336	$(40,712)	$218,286,324	$(18,016)	$(172,666,407)	$45,570,018

Net loss	-	-	-	-	-	-	-	-	(6,119,558)	(6,119,558)

Unrealized net loss on marketable investment securities	-	-	-	-	-	-	-	(66,891)	-	(66,891)

Stock-based compensation	-	-	-	-	-	-	310,597	-	-	310,597

Option exercises	-	-	12,261	21	-	-	206,058	-	-	206,079

Costs associated with ATM Offering	-	-	-	-	-	-	(10,500)	-	-	(10,500)

Balances at June 30, 2022	-	$-	5,234,144	$8,850	336	$(40,712)	$218,792,479	$(84,907)	$(178,785,965)	$39,889,745

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at March 31, 2023	88,511	$9	5,234,830	$8,852	336	$(40,712)	$219,284,000	$3,241	$(187,295,362)	$31,960,028

Net loss	-	-	-	-	-	-	-	-	(3,548,629)	(3,548,629)

Unrealized net loss on marketable investment securities	-	-	-	-	-	-	-	(19,053)	-	(19,053)

Stock-based compensation	-	-	-	-	-	-	164,865	-	-	164,865

Redemption of Series B preferred stock	(88,511)	$(9)	-	-	-	-	9	-	-	-

Costs associated with ATM offering	-	-	-	-	-	-	(5,200)	-	-	(5,200)

Balances at June 30, 2023	-	$-	5,234,830	$8,852	336	$(40,712)	$219,443,674	$(15,812)	$(190,843,991)	$28,552,011

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2022	-	$-	5,234,830	$8,852	336	$(40,712)	$219,112,164	$(20,321)	$(183,425,043)	$35,634,940

Net loss	-	-	-	-	-	-	-	-	(7,418,859)	(7,418,859)

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	4,509	-	4,509

Stock-based compensation	-	-	-	-	-	-	342,637	-	-	342,637

Issuance of Series B preferred stock dividend	88,511	9	-	-	-	-	80	-	(89)	-

Redemption of Series B preferred stock	(88,511)	(9)	-	-	-	-	9	-	-	-

Costs associated with ATM Offering	-	-	-	-	-	-	(11,216)	-	-	(11,216)

Balances at June 30, 2023	-	$-	5,234,830	$8,852	336	$(40,712)	$219,443,674	$(15,812)	$(190,843,991)	$28,552,011

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:

Net loss	$(7,418,859)	$(6,119,558)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	12,910	4,297
Stock-based compensation expense	342,637	310,597
Non-cash interest expense	-	5,842
Non-cash gain on change in fair value of warrant liability	(125,589)	(205,457)
Amortization of premium (discounts) on marketable investment securities	(508,425)	87,282

Changes in operating assets and liabilities:
Accrued interest income	56,197	166,842
Prepaid and other current assets	254,419	910,919
Accounts payable	(82,801)	(475,338)
Accrued expenses	231,857	(117,157)
Litigation settlement liability	-	(1,250,000)
Gain on extinguishment of litigation settlement liability	-	(250,000)

Cash used in operating activities	(7,237,654)	(6,931,731)

Cash flows from investing activities:
Purchase of property and equipment	(4,000)	(37,099)
Purchases of marketable investment securities	(8,780,931)	(22,681,441)
Maturities of marketable investment securities	17,900,000	33,802,000

Cash provided by investing activities	9,115,069	11,083,460

Cash flows from financing activities:

Debt repayments	-	(1,666,667)
End of loan payment	-	(650,000)
Costs associated with ATM Offering	(11,216)	(10,500)
Proceeds from stock option exercises	-	206,079

Cash used in financing activities	(11,216)	(2,121,088)

Net increase in cash and cash equivalents	1,866,199	2,030,641

Cash and cash equivalents at beginning of period	3,148,496	2,950,552

Cash and cash equivalents at end of period	$5,014,695	$4,981,193

Supplemental disclosure of cash flow information:
Interest paid	$-	$21,256
Income taxes paid	$656	200

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain (loss) on available-for-sale securities	$4,509	$(66,891)
Accrued final payment charge on debt	$-	$5,842
Issuance of Series B preferred stock dividend	$89	$-

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2023.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least August 10, 2024 which includes an on-going clinical study for LPCN 1148 in the management of decompensated cirrhosis, a confirmatory pivotal pharmacokinetic (“PK”) study for LPCN 1154 in Postpartum Depression (“PPD”), and compliance with regulatory requirements. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects if additional activities are performed by the Company including clinical studies for LPCN 1148, LPCN 1154, LPCN 1144 for non-cirrhotic non-alcoholic steatohepatitis (“NASH”), LPCN 1111 an oral TRT product with the potential for once daily dosing, LPCN 1107 for the prevention of recurrent preterm birth, and LPCN 2101 for epilepsy. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least August 10, 2024, the Company will need to raise additional capital at some point through the equity or debt markets or via out-licensing activities to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107, LPCN 1154 and LPCN 2101. Conversely, the Company’s capital resources could last longer if the Company reduces expenses, reduces the number of activities currently contemplated under its operating plan, or terminates, modifies the design or suspends on-going clinical studies.

On May 10, 2023, at the 2023 annual meeting of the stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio not less than 1-for-5 and not more than 1-for-20, with the exact ratio to be set within that range at the discretion of the Company’s board of directors (the “Board”) without further approval or authorization from our stockholders in order to achieve a minimum bid price of $1.00 per share for a minimum of 10 consecutive trading days, as required for continuous listing of the common stock on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2).

On May 10, 2023, the Company’s Board approved a reverse stock split ratio of 1-for-17. The Company filed an Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on May 10, 2023, and the Amendment became effective at 5:00 p.m. Eastern Time on Thursday, May 11, 2023. The Company’s shares began trading on a split-adjusted basis on the Nasdaq Capital Market commencing upon market open on May 12, 2023.

The accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. The reverse stock split did not change the number of authorized shares of common stock or its par value.

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

Contract Assets

Contract assets consist of minimum royalty revenue earned in relation to the license agreement but not yet due based on the terms of the contract. The contract asset as of June 30, 2023 is related to the Antares License Agreement. The contract asset was reduced by approximately $218,000 for royalty payments received during 2022. These royalties were received from Antares under the terms of our license agreement based on net sales of TLANDO. Based on the terms of the license agreement, the Company estimates that it will receive a royalty payment of approximately $579,000 relating to the contract asset in the third quarter of 2023.

Revenue Concentration

A major partner is considered to be one that comprises more than 10% of the Company’s total revenues. The Company recognized revenue of $0 and $500,000 for the three months ended June 30, 2023, and 2022, respectively. The Company recognized revenue of approximately $55,000 and $500,000 for the six months ended June 30, 2023, and 2022, respectively. Revenue recognized in 2023 was 100% from a related-party, Spriaso. Revenue recognized in 2022 was 100% from one major customer, Antares.

(3) Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants and unvested restricted stock units to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic loss per share attributable to common stock:
Numerator
Net loss	$(3,548,629)	$(2,631,777)	$(7,418,859)	$(6,119,558)

Denominator
Weighted avg. common shares outstanding	5,234,830	5,234,141	5,234,830	5,228,608

Basic loss per share attributable to common stock	$(0.68)	$(0.50)	$(1.42)	$(1.17)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(3,548,629)	$(2,631,777)	$(7,418,859)	$(6,119,558)
Effect of dilutive securities on net loss:
Common stock warrants	27,455	583,445	125,589	205,457
Total net loss for purpose of calculating diluted net loss per common share	$(3,576,084)	$(3,215,222)	$(7,544,448)	$(6,325,015)
Denominator
Weighted avg. common shares outstanding	5,234,830	5,234,141	5,234,830	5,228,608
Weighted average effect of dilutive securities:
Common stock warrants	-	29,248	-	34,385
Total shares for purpose of calculating diluted net loss per common share	5,234,830	5,263,389	5,234,830	5,262,993

Diluted loss per share attributable to common stock	$(0.68)	$(0.61)	$(1.44)	$(1.20)

The computation of diluted loss per share for the three and six months ended June 30, 2023 and 2022 does not include the following stock options and warrants to purchase shares of common stock in the computation of diluted loss per share because these instruments were antidilutive:

	June 30,
	2023	2022
Stock options	264,150	236,822
Warrants	49,433	49,433

(4) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of June 30, 2023, and December 31, 2022, were as follows:

June 30, 2023	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$2,360,569	$-	$(2,937)	$2,357,632
Corporate bonds, notes and commercial paper	9,703,495	-	(6,102)	9,697,393
U.S. government agency securities	8,727,023	-	(6,773)	8,720,250

	$20,791,087	$-	$(15,812)	$20,775,275

December 31, 2022	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$5,973,087	$-	$(14,087)	$5,959,000
Commercial paper	20,052,505	-	(10,885)	20,041,620
U.S. government agency securities	3,376,139	4,651	-	3,380,790

	$29,401,731	$4,651	$(24,972)	$29,381,410

Maturities of debt securities classified as available-for-sale securities as of June 30, 2023, are as follows:

June 30, 2023	Amortized Cost	Aggregate fair value
Due within one year	$20,791,087	$20,775,275
	$20,791,087	$20,775,275

There were no sales of marketable investment securities during the three and six months ended June 30, 2023, and 2022 and therefore no realized gains or losses. Additionally, during the three months ended June 30, 2023 and 2022, $5.9 million and $8.6 million of marketable investment securities matured, and during the six months ended June 30, 2023 and 2022, $17.9 million and $33.8 million of marketable investment securities matured, respectively. The Company determined there were no other-than-temporary impairments for the three and six months ended June 30, 2023, and 2022.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

		Fair value measurements at reporting date using
	June 30, 2023	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,897,774	$4,897,774	$-	$-
Government treasury bills	2,357,632	2,357,632	-	-
Commercial paper	7,339,702	-	7,339,702	-
Corporate bonds and notes	2,357,691	-	2,357,691	-
US. Government agency securities	8,720,250	-	8,720,250	-

	$25,673,049	$7,255,406	$18,417,643	$-

Liabilities:
Warrant liability	$104,267	$-	$-	$104,267
	$25,777,316	$7,255,406	$18,417,643	$104,267

		Fair value measurements at reporting date using
	December 31, 2022	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,694,434	$2,694,434	$-	$-
Government treasury bills	5,959,000	5,959,000	-	-
Commercial paper	14,586,930	-	14,586,930	-
Corporate bonds and notes	5,454,690	-	5,454,690	-
U.S. government agency securities	3,380,790	-	3,380,790	-

	$32,075,844	$8,653,434	$23,422,410	$-

Liabilities:
Warrant liability	$229,856	$-	$-	$229,856
	$32,305,700	$8,653,434	$23,422,410	$229,856

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

Corporate bonds, notes, commercial paper and U.S. government agency securities: The Company uses a third-party pricing service to value these investments. Corporate bonds, notes and commercial paper and U.S. government agency securities are classified within Level 2 of the fair value hierarchy because they are valued using broker/dealer quotes, bids and offers, benchmark yields and credit spreads and other observable inputs.

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of June 30, 2023, include (i) volatility of 100%, (ii) risk free interest rate of 5.25%, (iii) strike price of $8.50, (iv) fair value of common stock of $5.04, and (v) expected life of 1.4 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2022, include (i) volatility of 100%, (ii) risk free interest rate of 4.41%, (iii) strike price of $8.50, (iv) fair value of common stock of $6.77, and (v) expected life of 1.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three and six months ended June 30, 2023.

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

At June 30, 2023 and December 31, 2022, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(8) Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. The Company incurred royalty expense of approximately $9,000 and $17,000 during the three months ended June 30, 2023 and 2022, respectively and royalty expense of approximately $13,000 and $17,000 during the six months ended June 30, 2023 and 2022, respectively.

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

The Company retains development and commercialization rights in the rest of the world, and with respect to applications outside of the Field inside or outside the United States. Antares also purchased certain existing inventory of licensed product from the Company. Finally, pursuant to the terms of the Antares License Agreement, Antares is generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of TLANDO in the Field in the United States, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the United States. The Antares License Agreement also provided Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR (LPCN 1111), the Company’s potential once-daily oral product candidate for testosterone replacement therapy. On April 1, 2022, the Company entered into the First Amendment to the License Agreement (the “Amendment”), pursuant to which the License Agreement was amended to extend the deadline by which Antares was to exercise its option to license TLANDO XR to June 30, 2022. As consideration for the Company agreeing to enter into the Amendment, in April 2022 Antares paid the Company a non-refundable cash fee of $500,000. On June 30, 2022, Antares’ option to license TLANDO XR expired and was not exercised. Lipocine retains all development and commercialization rights to TLANDO XR.

On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through the merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme.

The Company did not recognize any revenue under the Antares Licensing Agreement during the three or six months ended June 30, 2023 or 2022.

(c)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct pre-clinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $1.7 million and $2.1 million, respectively, for the three months ended June 30, 2023 and 2022 and $3.8 million and $3.2 million, respectively, for the six months ended June 30, 2023 and 2022 under these agreements and has recorded these expenses in research and development expenses.

(9) Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2024.

Future minimum lease payments under the non-cancelable operating lease as of June 30, 2023 are:

Operating
leases
Year ending December 31:
2023	$178,678
2024	59,559

Total minimum lease payments	$238,237

The Company’s rent expense was $89,000 and $86,000 for the three months ended June 30, 2023 and 2022, respectively. The Company’s rent expense was $176,000 and $170,000 for the six months ended June 30, 2023 and 2022, respectively.

(10) Stockholders’ Equity

On May 10, 2023, at the 2023 annual meeting of the stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio not less than 1-for-5 and not more than 1-for-20, with the exact ratio to be set within that range at the discretion of the Board without further approval or authorization from our stockholders.

On May 10, 2023, the Company’s Board approved a reverse stock split ratio of 1-for-17. The Company filed the Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on May 10, 2023, and the Amendment became effective at 5:00 p.m. Eastern Time on Thursday, May 11, 2023. The Company’s shares began trading on a split-adjusted basis on the Nasdaq Capital Market commencing upon market open on May 12, 2023.

All common stock share data and per share price data of the Company reflect the reverse stock split effective May 11, 2023.

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

As of June 30, 2023, the Company had sold an aggregate of 883,711 shares at a weighted-average sales price of $37.23 per share under the At the Market Offering (the “ATM Offering”) for aggregate gross proceeds of $32.9 million and net proceeds of $31.7 million, after deducting sales agent commission and discounts and our other offering costs. During the three and six months ended June 30, 2023, and 2022, the Company did not sell any shares of its common stock pursuant to the Sales Agreement. As of June 30, 2023, the Company had $41.2 million available for sale under the Sales Agreement. However, as of April 3, 2023, the Company is now subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement. As a result of such limitations, the Company has currently registered the offer and sale of shares of the Company’s common stock pursuant to the Sales Agreement having an aggregate offering price of up to $15.7 million.

(b)	Series B Preferred Stock

On March 7, 2023, the Board of the Company declared a dividend of one one-thousandth (1/1,000th) of a share of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), for each outstanding share of common stock of the Company, to stockholders of record on March 24, 2023. The Certificate of Designation of Series B Preferred Stock (the “Certificate of Designation”) was filed with the Delaware Secretary of State and became effective on March 10, 2023.

The dividend was based on the number of shares of outstanding common stock on March 24, 2023, and resulted in 88,511 Series B Preferred shares being issued. Each whole share of Series B Preferred Stock entitled the holder thereof to 1,000,000 votes per share, and each fraction of a share of Series B Preferred Stock had a ratable number of votes. Thus, each one-thousandth of a share of Series B Preferred Stock was entitled to 1,000 votes. The outstanding shares of Series B Preferred Stock were entitled to vote together with the outstanding shares of common stock as a single class exclusively with respect to any proposal to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the outstanding shares of Common Stock at a ratio determined in accordance with the terms of such amendment (the “Reverse Stock Split”), and (ii) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split (the “Adjournment Proposal”) in conjunction with the Company’s 2023 annual meeting of stockholders.

All shares of Series B Preferred Stock that were not present in person or by proxy at the 2023 annual meeting as of immediately prior to the opening of the polls (the “Initial Redemption Time”) were automatically redeemed by the Company without further action on the part of the Company or the holder of shares of Series B Preferred Stock (the “Initial Redemption”). The remaining shares of Series B Preferred Stock that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing the Reverse Stock Split (the “Subsequent Redemption”). As of June 30, 2023, all shares of Series B Preferred Stock have been redeemed by the Company.

Each “beneficial owner” (as such terms are defined in the Certificate of Designation with respect to the Series B Preferred Stock) of shares of Series B Preferred Stock redeemed in the redemptions described above has the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series B Preferred Stock that were “beneficially owned” by the beneficial owner as of immediately prior to the applicable redemption time and redeemed pursuant to such redemption, payable upon receipt by the Company of a written request submitted by the applicable beneficial owner to the corporate secretary of the Company following the applicable redemption time.

The Series B Preferred Stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series B Preferred Stock had no stated maturity and was not subject to any sinking fund. The Series B Preferred Stock was not subject to any restriction on the redemption or repurchase of shares by the Company while there is any arrearage in the payment of dividends or sinking fund installments.

The Company was not solely in control of the redemption of the shares of Series B Preferred Stock prior to the annual meeting of stockholders since the holders had the option of deciding whether to vote in respect of the above-described Reverse Stock Split, which determined whether a given holder’s shares of Series B Preferred Stock was redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series B Preferred Stock was not solely in the control of the Company, the shares of Series B Preferred Stock were classified within the mezzanine equity in the Company’s unaudited consolidated statement of stockholder’s equity. Upon issuance, the shares of Series B Preferred Stock were measured at redemption value. As of June 30, 2023, all shares of Series B Preferred Stock have been redeemed by the Company.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $165,000 and $ 140,000, for the three months ended June 30, 2023 and 2022, respectively, and approximately $343,000 and $311,000, for the six months ended June 30, 2023 and 2022, respectively, and is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Research and development	$83,229	$63,021	$178,742	$142,673
General and administrative	81,636	76,548	163,895	167,924

	$164,865	$139,569	$342,637	$310,597

The Company issued 8,820 and 26,467 stock options, respectively, during the three and six months ended June 30, 2023, and issued 10,086 and 29,643 stock options during the three and six months ended June 30, 2022.

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

For options granted during the six months ended June 30, 2023 and 2022, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2023	2022
Expected term	5.73 years	5.77 years
Risk-free interest rate	3.73%	1.93%
Expected dividend yield	—	—
Expected volatility	98.97%	101.67%

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

As of June 30, 2023, there was approximately $766,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.64 years and will be adjusted for subsequent changes in estimated forfeitures.

(e)	Stock Option Plan

In April 2014, the Board adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 58,823 shares were authorized for issuance under the 2014 Plan. Additionally, 15,994 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 74,817 to 145,405. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 145,405 to 189,522. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 189,522 to 336,582. The Board, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 336,582 shares of common stock are authorized for issuance under the 2014 Plan, with 46,519 shares remaining available for grant as of June 30, 2023.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2022	277,225	$38.44
Options granted	26,467	6.19
Options exercised	-	-
Options forfeited	(7,352)	6.91
Options cancelled	(32,190)	47.77
Balance at June 30, 2023	264,150	34.95

Options exercisable at June 30, 2023	167,770	48.55

The following table summarizes information about stock options outstanding and exercisable at June 30, 2023:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

264,150	7.06	$34.95	$4,586	167,770	5.88	$48.55	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 0 and 12 stock options exercised during the three months ended June 30, 2023 and 2022, respectively. There were 0 and 12,261 stock options exercised during the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the Company had 64,362 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on June 30, 2023 and on December 31, 2022 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	June 30, 2023	December 31, 2022
Expected life in years	1.38	1.88
Risk-free interest rate	5.25%	4.41%
Dividend yield	—	—
Volatility	100.00%	100.00%
Stock price	$5.04	$6.77

During the three and six months ended June 30, 2023, the Company recorded non-cash gains of approximately $27,000 and $126,000, respectively, from the change in fair value of the November 2019 Offering warrants. During the three and six months ended June 30, 2022, the Company recorded a non-cash gain of approximately $583,000 and $205,000, respectively, from the change in fair value on the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2022	$229,856
Settlement of liability on warrant exercise	-
Change in fair value of common stock warrants	(125,589)
Balance at June 30, 2023	$104,267

Additionally, in the February 2020 Offering, the Company issued 296,593 common stock warrants. However, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity. As of June 30, 2023, and 2022, there were 49,433 warrants outstanding that were issued in the February 2020 Offering.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	113,795	$8.72
Issued	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at June 30, 2023	113,795	$8.72

There were no common stock warrants exercised during either the three or six months ended June 30, 2023 and 2022.

The following table summarizes information about common stock warrants outstanding at June 30, 2023:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

113,795	1.51	$8.72	$-

(11) Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

On April 2, 2019, the Company filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. However, on February 11, 2020, the Company voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. Clarus answered the complaint and asserted counterclaims of non-infringement and invalidity. The Company answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020, and a summary judgment hearing on January 15, 2021. In May 2021, the Court granted Clarus’ motion for Summary Judgment, finding the asserted claims of Lipocine’s U.S. patents 9,034,858; 9,205,057; 9,480,690; and 9,757,390 invalid for failure to satisfy the written description requirement of 35 U.S.C. § 112. Clarus still had remaining claims before the Court. On July 13, 2021, the Company entered into the Global Agreement (the “Global Agreement”) with Clarus which resolved all outstanding claims of this litigation as well as the on-going United States Patent and Trademark Office (“USPTO”) Interference No. 106,128 between the parties. Under the terms of the Global Agreement, the Company agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022 and $500,000 on July 13, 2023. On April 29, 2022, the Company agreed to an amendment to Section 3.1 of the Global Agreement (the “Amendment to the Global Agreement”), pursuant to which the Company agreed to pay Clarus $1,250,000 in May 2022, with no additional payments required thereafter. No future royalties are owing from either party.

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

Management does not currently believe that any other matter, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity, or results of operations.

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

(12) Agreement with Spriaso, LLC

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. Additionally, during the three months and six months ended June 30, 2023, the Company received licensing revenue from Spriaso of approximately $0 and $55,000, respectively. During each of the three and six months ended June 30, 2022, the Company received licensing revenue of $0. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 10, 2023, our first quarter Form 10-Q filed with the SEC on May 11,2023, as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, or in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 11, 2023, or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 10, 2023. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

On October 14, 2021, we entered into a license agreement (the “Antares License Agreement”) with Antares Pharma, Inc. (“Antares” or our “Licensee”) for the development and commercialization of our product candidate, TLANDO®, an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”), pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize the TLANDO product for TRT in the U.S. TLANDO is a registered trademark assigned to Antares. Any FDA required post-marketing studies will also be the responsibility of our Licensee. On March 28, 2022, Antares received approval from the FDA for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through a merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme. On June 7, 2022, Halozyme announced the commercial launch of TLANDO, an oral treatment indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism).

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

Develop partnership(s) to continue the advancement of non-core pipeline assets. We continuously strive to prioritize our resources in seeking partnerships for our pipeline assets. We are currently exploring partnering (i) LPCN 1144, our candidate for treatment of non-cirrhotic NASH, (ii) LPCN 1148, for the management of decompensated cirrhosis, (iii) LPCN 1111, a once-a-day therapy candidate for TRT, and (iv) LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the United States, although no licensing agreement has been entered into by the Company.

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

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a rapid onset, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. The FDA recently agreed with our proposal for establishing the efficacy of LPCN 1154 through a pivotal PK bridge to an approved IV infusion brexanolone via a 505(b)(2) NDA filing. Based on feedback from the FDA, the company conducted a pilot PK bridge study of LPCN 1154, a prelude to a pivotal study required for NDA filing, and positive topline results from the pilot PK bridge study were released in May of 2023. Results from the pilot PK study will enable identification of the dosing regimen to be used in a single confirmatory pivotal PK study to establish efficacy for PPD and support NDA submission. We expect to dose the first patient in the pivotal PK study in the fourth quarter of 2023. We have previously completed an oral PK study and a food effect study with LPCN 1154.

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

Disease Overview - PPD

●	PPD is distinct from the “baby blues,” a condition that up to 70% of all new mother’s experience; “baby blues” tend to be short-lived emotional conditions that do not interfere with daily activities.

●	Symptoms of PPD include hallmarks of major depression, including, but not limited to, sadness, depressed mood, loss of interest, change in appetite, insomnia, sleeping too much, fatigue, difficulty thinking/concentrating, excessive crying, fear of harming the baby/oneself, and/or thoughts of death or suicide.

●	During pregnancy, levels of endogenous NAS increase considerably along with levels of progesterone; however, they drop sharply postpartum. It has been hypothesized that the rapid perinatal decrease in circulating levels of endogenous NASs may be involved in the development of PPD. The first approved treatment option for PPD is an injectable containing endogenous NAS.

●	Depression may persist long after child delivery. Additionally, approximately 40% of women relapse in subsequent pregnancies or on other occasions.

●	Psychiatric comorbidities are common in patients with epilepsy. Patients with epilepsy are at high risk for major depressive disorders and PPD. Reported PPD rates are higher among women with epilepsy than the general population.

Associated Risk Factors

●	Genetic: family history and/or previous experience of depression or other mood disorders

●	Physiological: rapid changes in sex hormones, stress hormones, and thyroid hormone levels during and after delivery

●	Environmental: stressful life events, changes in relationships at home and at work, and/or lack of familial support

Unmet Medical Need

We believe there is considerable unmet need within women with PPD due to lack of convenient and fast-acting oral therapies. Selective Serotonin Reuptake Inhibitors (“SSRIs”) have been the traditional first-line therapy choice for women with severe PPD and require weeks for onset of efficacy; therefore, a need for an oral treatment option with a faster onset of action remains a significant unmet need in treating PPD, especially in women with epilepsy risk wherein psychiatric comorbidity is common and PPD rates are higher than the general population.

Injectable brexanolone (Zulresso™, Sage Therapeutics) became the first FDA-approved treatment for postpartum depression. However, numerous factors limit the utilization of injectable brexanolone such as method of administration, cost, and safety concerns. Administration of injectable brexanolone requires a 60-hour continuous infusion in a supervised medical setting, a demanding ask for a mother with a newborn. Besides associated privacy concerns and social stigma, inpatient treatment may also require separation of the mother and child for a few days, which may be difficult to the already strained mother-infant bond and may present breast feeding challenges. Moreover, the pharmacotherapy costs coupled with inpatient treatment/childcare costs limits its accessibility and affordability to women most in need of the therapy. Finally, due to concerns about the safety of injectable Zulresso including excessive sedation or loss of consciousness, Zulresso has a Black Box Warning in its label and is only available through a restricted distribution program (“REMS”), and sites need significant time to become treatment ready. Additionally, on August 4, 2023, Sage Therapeutics, Inc. and Biogen Inc. announced FDA approval of Zurzuvae™ (zuranolone), an oral treatment for women with postpartum depression and stated that Zurzuvae is expected to launch and be commercially available in the fourth quarter of 2023 following scheduling as a controlled substance by the U.S. Drug Enforcement Administration, which they expect within 90 days of FDA approval.

We believe LPCN 1154 targets the current unmet need for a convenient oral treatment candidate with faster onset of action and rapid relief.

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

It is estimated that approximately 900,000 childbearing (“CB”) age women suffer from active epilepsy in the U.S. Women of CB age with epilepsy face many additional challenges due to hormonal influences on seizure activity and endocrine function throughout the different phases of their reproductive cycles. Elevated estrogen or decreased progesterone levels can exacerbate seizure frequency. Often, these women experience hormonal and endogenous NAS imbalances, coupled with fluctuations in the blood levels of ASMs that impact control of seizures, efficacy of oral contraceptives, any coexisting anxiety and/or depression and any associated sleep impairment. Epileptic patients are 5-20 times more likely to develop depression.

Clinical segmentation can be categorized by epilepsy type, comorbidities and patient subgroups. Categorization of focal epilepsy, generalized epilepsy, combined focal and generalized epilepsy, and unknown epilepsy can guide the choice of ASM. Special patient subgroups, including WWE of CB age and elderly patients, require special care and management of epilepsy. Comorbidities such as depression and anxiety may be co-treated with therapies that do not aggravate seizures and have no drug interaction with the ASM used for epilepsy. While lowest effective dose and monotherapy are preferred, management of patients with epilepsy is focused on controlling seizures, avoiding adverse events, and maintaining quality of life. Despite a wide range of ASMs available, about 30% of all people with epilepsy still fail to respond to treatment effectively. Women with epilepsy face specific challenges throughout their lifespan because of seizures, ASMs, and hormonal fluctuations.

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

We are currently conducting a Phase 2 proof of concept (“POC”) study (NCT04874350) in male subjects with cirrhosis to evaluate the therapeutic potential of LPCN 1148 for the management of sarcopenia. The ongoing Phase 2 POC study is a prospective, multi-center, randomized, placebo-controlled study in male sarcopenic patients with cirrhosis. Subjects were initially randomized 1:1 to one of two arms. The treatment arm is an oral dose of LPCN 1148, and the second arm is a matching placebo. The primary endpoint is change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index, rates of breakthrough HE, and number of waitlist events, including all-cause mortality. The 24-week placebo-controlled treatment period of the study is followed by a 28-week open-label extension (OLE) study where all subjects receive LPCN 1148 for the duration of the study through week 52.

In July 2023 we announced that the Phase 2 study met the study primary endpoint, increased skeletal muscle index (L3-SMI) relative to placebo (P<.01), in patients with cirrhosis. The study also demonstrated improvements in clinical outcomes such as prevention of new decompensation events including HE, rates of hospitalizations, and patient reported outcomes (“PROs”). LPCN 1148 was well-tolerated, with adverse event (AE) rates and severities similar to placebo and no mortality was noted in the LPCN 1148 treatment group, nor were there any cases of drug-induced liver injury.

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

Liver cirrhosis is defined as the histological development of regenerative nodules surrounded by fibrous bands. Patients with cirrhosis typically have a years-long silent, asymptomatic phase (compensated cirrhosis) until decreasing liver function and increasing portal pressure move the patient into the symptomatic phase (decompensated cirrhosis). Transition to decompensated cirrhosis is marked by clinical events including ascites, encephalopathy, jaundice, and/or variceal hemorrhage. Decompensated subjects survive on average less than 2 years. Common causes of liver cirrhosis include alcoholic liver disease, nonalcoholic fatty liver disease (“NAFLD”), chronic hepatitis B and C, primary biliary cirrhosis (“PBC”), and primary sclerosing cholangitis (“PSC”) and some patients have liver disease of unknown cause (cryptogenic).

Common complications in patients with cirrhosis may include: compromised liver function, portal hypertension, varices in GI tract with internal bleeding, edema, ascites, hepatic encephalopathy, compromised immunity with post-transplant acute rejection risk, high sodium levels, increased bilirubin, low albumin level, insulin resistance with impaired peripheral uptake of glucose, depression, accelerated muscle disorder in the form of sarcopenia, myosteatosis, and frailty with compromised energetics, bone diseases (e.g., osteoporosis), high alkaline phosphatase (“ALP”), cachexia, malnutrition, weight loss (>5%), symptoms of hypogonadism such as abnormal hair distribution, anemia, sexual dysfunction, testicular atrophy, muscle wasting, fatigue, osteoporosis, gynecomastia, inflammation with elevated cytokines, and infection risk leading to hospital admissions and possibly death.

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

Proof-of-concept for TLANDO was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first 2 calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the three and six months ended June 30, 2023, we incurred royalty expense of approximately $9,000 and $13,000, respectively. During each of the three and six months ended June 30, 2022 we incurred royalty expense of approximately $17,000.

Under the Pediatric Research Equity Act (“PREA”), since TLANDO received full FDA approval under the Antares Licensing Agreement, Antares will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA may also require certain post-marketing studies to be conducted which will also be the responsibility of our licensee, Antares.

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

Current Status

We have completed the LiFT Phase 2 clinical study in biopsy-confirmed non-cirrhotic NASH subjects. The LiFT clinical study was a prospective, multi-center, randomized, double-blind, placebo-controlled multiple-arm study in biopsy-confirmed hypogonadal and eugonadal male NASH subjects with grade F1-F3 fibrosis and a target NAFLD Activity Score ≥ 4 with a 36-week treatment period. The LiFT clinical study enrolled 56 biopsy confirmed NASH male subjects. Subjects were randomized 1:1:1 to one of three arms (Treatment A was a twice daily oral dose of 142 mg testosterone equivalent, Treatment B was a twice daily oral dose of 142 mg testosterone equivalent formulated with 217 mg of d-alpha tocopherol equivalent, and the third arm was a twice daily matching placebo).

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

LPCN 1111: A Next-Generation Long-Acting Oral Product Candidate for TRT

We have commenced the process of scaling up the manufacturing process and generation of supplies of LPCN 1111 to enable potential partners to conduct pivotal studies for registration. We are exploring the possibility of partnering LPCN 1111 with a third party, although no partnering agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to generate revenue other than TLANDO royalties and licensing fees until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through June 30, 2023, we have generated $44.8 million in revenue under our various license and collaboration arrangements and from government grants. Based on the terms of the Antares License Agreement, in the fourth quarter of 2021 we recorded $4.1 million in revenue and an associated contract asset for future contractual minimum royalties. We reduced our contract asset by $218,000 in 2022 due to a royalty payment received from Antares under the terms of our license agreement, based on net sales of TLANDO in 2022. We anticipate that we will receive a payment of $772,000 in the third quarter of 2023 in accordance with the terms of the license agreement. We may never generate revenues from any of our clinical or pre-clinical development programs other than TLANDO, and we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $142.7 million in research and development expenses through June 30, 2023.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing, and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1154, LPCN 2101, or other future product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the pre-clinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities. We will continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 1111, LPCN 1107 and TLANDO outside of the U.S.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Variance
Revenue	$-	$500,000	$(500,000)
Research and development expenses	2,515,211	2,898,012	(382,801)
General and administrative expenses	1,440,394	1,129,519	310,875
Interest and investment income	379,521	69,877	309,644
Interest expense	-	(7,568)	7,568
Gain on litigation settlement	-	250,000	(250,000)
Gain on warrant liability	27,455	583,445	(555,990)

Revenue

We did not recognize any revenue during the three months ended June 30, 2023. During the three months ended June 30, 2022, we recognized revenue related to a non-refundable cash fee of $500,000 received from Antares for consideration of a 90-day extension for Antares to exercise its option to license LPCN 1111.

Research and Development Expenses

The decrease in research and development expenses during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 consists of a $229,000 decrease in costs related to our LPCN 1154 clinical studies, a $222,000 decrease in lab supplies, small equipment and other research and development costs, a $146,000 decrease in contract research organization expense and outside consulting costs related to the completion of our LPCN 1144 LiFT study in 2022, an $82,000 decrease related to our completed PK and food effect studies for LPCN 1107, and a $32,000 decrease in LPCN 1111 scale up costs. These decreases were offset by a $113,000 increase in contract research organization expense related to the Phase 2 POC study in male subjects with cirrhosis with LPCN 1148, a $109,000 increase in personnel related costs and a $106,000 increase in TLANDO related costs.

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to a $120,000 increase in professional and legal fees related to our reverse stock split and other general and administrative expenses, a $91,000 increase in estimated franchise taxes resulting from our reverse stock split, an $82,000 increase in business development fees, a $58,000 increase in personnel salaries and benefits, a $42,000 increase in market research activities, and a $36,000 increase in director fees. These increases were offset by an $82,000 decrease from professional fees incurred in our recruitment of two additional directors in 2022 and a $36,000 decrease in corporate insurance expense.

Interest and Investment Income

The increase in interest and investment income during the three months ended June 30, 2023 compared to interest and investment income during the three months ended June 30, 2022 was due to higher interest rates despite declining cash and marketable investment securities balances, in addition to imputed interest on the Antares License Agreement asset in 2023.

Interest Expense

Our Loan and Security Agreement with SVB was paid in full in June of 2022, thus the Company did not recognize any interest expense during the three months ended June 30, 2023. Interest expense for the three months ended June 30, 2022, was entirely related to that Loan Agreement.

Gain (Loss) on Warrant Liability

We recorded a gain of approximately $27,000 and $583,000 on warrant liability during the three months ended June 30, 2023, and 2022, respectively, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2023 was mainly attributable to a decrease in the value of warrants outstanding as of June 30, 2023 as compared to March 31, 2023, primarily due the decrease in our stock price at the end of the second quarter of 2023 as compared to the stock price at the end of the first quarter of 2023 in addition to higher interest rates, and the gain in 2022 was mainly attributable to the decrease in the value of the warrants outstanding as of June 30, 2022 compared to March 31, 2022 due to the lower stock price at the end of the second quarter of 2022 as compared to the stock price at the end of the first quarter of 2022. No common stock warrants from the November 2019 Offering were exercised during either the three months ended June 30, 2023 or the three months ended June 30, 2022. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Litigation Settlement

During the three months ended June 30, 2022, we recorded a gain on the settlement of litigation liability of $250,000 as a result of the April 2022 Amendment to the Global Agreement with Clarus (the “Amended Settlement Agreement”). Under the terms of the original Global Agreement, we had agreed to pay Clarus $4.0 million payable as follows: $2.5 million which was paid in July 2021, $1.0 million which was to be paid on July 13, 2022, and $500,000 to be paid on July 13, 2023. The Amended Settlement Agreement settled the payments due in July 2022 and 2023 for $1,250,000 rather than the $1,500,000 total future payments due under the terms of the original Global Agreement agreed to in 2021. No future royalties are owing from either party under the Amendment to the Global Agreement.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022	Variance
Revenue	$54,990	$500,000	$(445,010)
Research and development expenses	5,621,521	4,785,965	835,556
General and administrative expenses	2,727,708	2,373,205	354,503
Interest and investment income	749,991	111,453	638,538
Interest expense	-	(27,098)	27,098
Gain on warrant liability	125,589	205,457	(79,868)
Gain on litigation settlement	-	250,000	(250,000)
Income tax expense	(200)	(200)	-

Revenue

We recognized license revenue of approximately $55,000 for payments receivable from Spriaso, a related party, under a licensing agreement in the cough and cold field during the six months ended June 30, 2023. We recognized revenue related to a non-refundable cash fee of $500,000 received from Antares for consideration of a 90-day extension for Antares to exercise its option to license LPCN 1111 during the six months ended June 30, 2022.

Research and Development Expenses

The increase in research and development expenses during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 consisted of a $793,000 increase in contract research organization expense related to the Phase 2 POC study in male subjects with cirrhosis with LPCN 1148, a $284,000 increase in costs related to our LPCN 1154 clinical studies, a $268,000 increase in personnel salaries and benefits resulting primarily from the hiring of additional personnel, and a $99,000 increase in TLANDO. These increases were offset by a $217,000 decrease in contract research organization expense and outside consulting costs related to the completion of our LPCN 1144 LiFT study in 2022, a $203,000 decrease related to LPCN 1111 scale up costs in 2022, a $120,000 decrease related to the completion of our LPCN 1107 PK and food effect studies in 2022 and a $68,000 decrease in lab supplies, small equipment and other research and development activities.

General and Administrative Expenses

The increase in general and administrative expenses during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to a $185,000 increase in professional and legal fees related to our reverse stock split and other general and administrative expenses, a $134,000 increase in business development fees, a $92,000 increase in estimated franchise taxes, a $68,000 increase in director fees, a $49,000 increase in personnel salaries and benefit costs, and a $40,000 increase in market research activities. These increases were offset by a $140,000 decrease resulting from professional fees incurred in our recruitment of two additional directors in 2022 and a $73,000 decrease in corporate insurance expense.

Interest and Investment Income

The increase in interest and investment income during the six months ended June 30, 2023 compared to interest and investment income during the six months ended June 30, 2022 was due to higher interest rates despite declining cash and marketable investment securities balances, in addition to imputed interest on the Antares licensing contract asset in 2023.

Interest Expense

Our Loan and Security Agreement with SVB was paid in full in June of 2022, thus the Company did not recognize any interest expense during the six months ended June 30, 2023. Interest expense for the six months ended June 30, 2022 was entirely related to that Loan and Security Agreement.

(Gain) Loss on Warrant Liability

We recorded a gain of approximately $126,000 and $205,000 on warrant liability during the six months ended June 30, 2023, and 2022, respectively, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2023 was mainly attributable to a decrease in the value of warrants outstanding as of June 30, 2023 as compared to December 31, 2022, primarily due to the lower stock price at the end of the second quarter of 2023 compared to the stock price at the end of 2022 and the gain in 2022 was mainly attributable to the decrease in the value of the warrants outstanding as of June 30, 2022 compared to December 31, 2021 due to the lower stock price at the end of the second quarter of 2022 compared to the stock price at the end of 2021. No common stock warrants from the November 2019 Offering were exercised during either of the six months ended June 30, 2023, or June 30, 2022. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Litigation Settlement

During the six months ended June 30, 2022, we recorded a gain on the settlement of litigation liability of $250,000 as a result of the April 2022 Amendment to the Global Agreement with Clarus (the “Amended Settlement Agreement”). Under the terms of the original Global Agreement, we had agreed to pay Clarus $4.0 million payable as follows: $2.5 million which was paid in July 2021, $1.0 million which was to be paid on July 13, 2022, and $500,000 to be paid on July 13, 2023. The Amended Settlement Agreement settled the payments due in July 2022 and 2023 for $1,250,000 rather than the $1,500,000 total future payments due under the terms of the original Global Agreement agreed to in 2021. No future royalties are owing from either party under the Amendment to the Global Agreement.

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

As of June 30, 2023, we had $25.8 million of unrestricted cash, cash equivalents and marketable investment securities compared to $32.5 million at December 31, 2022.

On October 14, 2021, we entered into the Antares License Agreement with Antares, pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the FDA, our TLANDO product with respect to TRT in the U.S. Upon execution of the Antares License Agreement, Antares paid to us an initial payment of $11.0 million. Antares has also agreed to make certain minimum royalty payments in the future and, since these future minimum royalties are variable consideration deemed to be probable, approximately $4.0 million in revenue was recognized in 2021 for the minimum royalties to be received in the future. In addition, Antares will also make additional payments of $5.0 million to us on each of January 1, 2025 and January 1, 2026, provided that certain conditions are satisfied. We are also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by Antares under the Antares License Agreement. In addition, we receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. Our ability to realize benefits from the Antares License Agreement, including milestone and royalty payments, is subject to a number of risks. We may not realize milestone or royalty payments in anticipated amounts, or at all.

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

During the three and six months ended June 30, 2023, and 2022, we did not sell any shares of our common stock under the Sales Agreement. As of June 30, 2023, we had sold shares of our common stock for $8,802,419 pursuant to the Sales Agreement and had approximately $41.2 million available for sale under the Sales Agreement. However, as of April 3, 2023, we are now subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement. As a result of such limitations, we have currently registered the offer and sale of shares of our common stock pursuant to the Sales Agreement having an aggregate offering price of up to $15.7 million.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the six months ended June 30, 2023, and 2022:

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(7,237,654)	$(6,931,731)
Cash provided by investing activities	9,115,069	11,083,460
Cash used in financing activities	(11,216)	(2,121,088)

Net Cash from Operating Activities

During the six months ended June 30, 2023 and 2022, net cash used in operating activities was $7.2 million and $6.9 million, respectively.

Net cash used in operating activities during the six months ended June 30, 2023, and June 30, 2022, was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2023, we performed activities primarily related to our Phase 2 POC study in male subjects with cirrhosis with LPCN 1148 and clinical studies related to LPCN 1154. During 2022, we performed activities related mainly to the Phase 2 POC study in male subjects with cirrhosis with LPCN 1148, PK and food effect studies with LPCN 1154 and LPCN 1107, and manufacturing scale up with LPCN 1111.

Net Cash from Investing Activities

During the six months ended June 30, 2023 and 2022, net cash provided by investing activities was $9.1 million and $11.1 million, respectively.

Net cash provided by investing activities during the six months ended June 30, 2023, and June 30, 2022, was primarily the result of the maturity of marketable investment securities, net of $9.1 million and $11.1 million, respectively. There were approximately $4,000 and $37,000 in capital expenditures during the six months ended June 30, 2023, and 2022, respectively.

Net Cash from Financing Activities

During the six months ended June 30, 2023 and 2022, net cash used in financing activities was approximately $11,000 and $2.1 million, respectively.

Net cash used in financing activities during the six months ended June 30, 2023, related to costs associated with our ATM registration. Net cash used in financing activities during the six months ended June 30, 2022, was due to loan repayments of $1.7 million and payment of the Final Payment Charge of $650,000 related to the SVB Loan and Security Agreement, offset by $206,000 cash provided by proceeds from stock option exercises.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 10, 2023.

Off-Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

There have been no material changes to the Company’s market risk during the first six months of 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2023.

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

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023, risk factors discussed in Item 1A of the Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 11, 2023, and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition and or operating results.

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

In November 2019, we completed a public offering of common stock and warrants to purchase common stock (the “November 2019 Offering”). Gross proceeds from the November 2019 Offering were approximately $6.0 million. In the November 2019 Offering, the Company sold (i) 614,706 Class A Units, with each Class A Unit consisting of one share of common stock and a common stock warrant to purchase one share of common stock, and (ii) 91,177 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of common stock and one common stock warrant to purchase one share of common stock at a price of $8.50 per Class A Unit and $8.4998 per Class B Unit. The pre-funded warrants were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $0.0017 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $8.50 per share and expire on November 17, 2024. As of June 30, 2023, there were 64,362 common stock warrants outstanding.

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. On June 30, 2023, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was approximately $104,000. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of June 30, 2023, our executive officers and directors beneficially owned approximately 5.6% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, on a post-reverse stock split basis, our common stock has traded as low as $3.53 and as high as $13.99 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1154, LPCN 2101, LPCN 1148 and LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of June 30, 2023, we had an accumulated deficit of $190.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to continue to be significant in connection with clinical trials associated with LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1111, LPCN 1144, and LPCN 1107, and possibly increased research and development costs if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1111, LPCN 1144, and LPCN 1107, and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Currently our common stock is quoted on the NASDAQ Capital Market under the symbol “LPCN”. We must satisfy certain minimum listing maintenance requirements to maintain the NASDAQ Capital Market quotation, including certain governance requirements and a series of financial tests relating to stockholders’ equity or net income or market value, public float, number of market makers and stockholders, market capitalization, and maintaining a minimum bid price of $1.00 per share. If we are not able to maintain compliance with the Nasdaq Listing Rules, our securities may be subject to delisting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.2	Amendment to the Amended and Restated Bylaws of Lipocine Inc.	8-K	001-36357	3.1	3/10/2023

3.3	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

3.5	Certificate of Increase of Series A Junior Participating Preferred Stock	8-K	001-36357	3.1	11/1/2021

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	001-36357	3.4	6/28/2022

3.7	Certificate of Designation of Series B Preferred Stock	8-K	001-36357	3.2	3/10/2023

3.8	Certificate of Amendment to the Amended and Restated Certificated of Incorporation of Lipocine Inc.	8-K	001-36357	3.1	5/11/2023

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* ** +

Filed herewith

Management contract or compensation plan or arrangement

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

Lipocine Inc.
(Registrant)

Dated: August 10, 2023	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: August 10, 2023	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

