Form 10-Q
period 2023-09-30
Lipocine Inc.
filed 2023-11-08
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2023

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

Outstanding Shares

As of November 6, 2023, the registrant had 5,315,830 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022

Current assets:
Cash and cash equivalents	$4,072,706	$3,148,496
Marketable investment securities	19,775,290	29,381,410
Accrued interest income	41,061	80,427
Contract asset - current portion	130,505	579,428
Prepaid and other current assets	594,097	945,319

Total current assets	24,613,659	34,135,080

Contract asset - non-current portion	-	3,252,500
Property and equipment, net of accumulated depreciation of $1,174,189 and $1,153,530 respectively	114,931	131,589
Other assets	23,753	23,753

Total assets	$24,752,343	$37,542,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,101,068	$600,388
Accrued expenses	1,140,313	1,077,738

Total current liabilities	2,241,381	1,678,126

Warrant liability	29,440	229,856

Total liabilities	2,270,821	1,907,982

Commitments and contingencies (notes 6, 8, 9 and 11)

Stockholders’ equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 5,316,166 and 5,235,166 issued and 5,315,830 and 5,234,830 outstanding	8,860	8,852
Additional paid-in capital	220,022,838	219,112,164
Treasury stock at cost, 336 shares	(40,712)	(40,712)
Accumulated other comprehensive loss	(14,503)	(20,321)
Accumulated deficit	(197,494,961)	(183,425,043)

Total stockholders’ equity	22,481,522	35,634,940

Total liabilities and stockholders’ equity	$24,752,343	$37,542,922

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
License revenue	$-	$-	$54,990	$500,000
Minimum guaranteed royalties revenue (reversal of variable consideration)	(3,121,996)	-	(3,121,996)	-
Total revenues (reversal of variable consideration), net	(3,121,996)	-	(3,067,006)	500,000

Operating expenses:
Research and development	2,878,798	2,100,432	8,500,319	6,886,398
General and administrative	1,042,572	798,939	3,770,281	3,172,144
Total operating expenses	3,921,370	2,899,371	12,270,600	10,058,542

Operating loss	(7,043,366)	(2,899,371)	(15,337,606)	(9,558,542)

Other income (expense):
Interest and investment income	317,569	163,966	1,067,561	275,420
Interest expense	-	-	-	(27,098)
Unrealized gain on warrant liability	74,827	326,240	200,416	531,697
Gain on litigation settlement liability	-	-	-	250,000
Total other income, net	392,396	490,206	1,267,977	1,030,019

Loss before income tax expense	(6,650,970)	(2,409,165)	(14,069,629)	(8,528,523)

Income tax expense	-	-	(200)	(200)

Net loss	(6,650,970)	(2,409,165)	(14,069,829)	(8,528,723)

Issuance of Series B preferred stock dividend	-	-	(89)	-
Net loss attributable to common shareholders	$(6,650,970)	$(2,409,165)	$(14,069,918)	$(8,528,723)

Basic loss per share attributable to common stock	$(1.26)	$(0.46)	$(2.68)	$(1.63)

Weighted average common shares outstanding, basic	5,292,058	5,234,576	5,254,116	5,230,619

Diluted loss per share attributable to common stock	$(1.27)	$(0.52)	$(2.72)	$(1.72)

Weighted average common shares outstanding, diluted	5,292,058	5,250,179	5,254,116	5,260,530

Comprehensive loss:
Net loss	$(6,650,970)	$(2,409,165)	$(14,069,829)	$(8,528,723)
Net unrealized gain (loss) on available-for-sale securities	1,309	7,972	5,818	(58,919)

Comprehensive loss	$(6,649,661)	$(2,401,193)	$(14,064,011)	$(8,587,642)

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at June 30, 2022	-	$-	5,234,144	$8,850	336	$(40,712)	$218,792,479	$(84,907)	$(178,785,965)	$39,889,745

Net loss	-	-	-	-	-	-	-	-	(2,409,165)	(2,409,165)

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	7,972	-	7,972

Stock-based compensation	-	-	-	-	-	-	160,227	-	-	160,227

Option exercises	-	-	686	1	-	-	5,343	-	-	5,344

Costs associated with ATM Offering	-	-	-	-	-	-	(5,300)	-	-	(5,300)

Balances at September 30, 2022	-	$-	5,234,830	$8,851	336	$(40,712)	$218,952,749	$(76,935)	$(181,195,130)	$37,648,823

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2021	-	$-	5,221,883	$8,829	336	$(40,712)	$218,286,324	$(18,016)	$(172,666,407)	$45,570,018

Net loss	-	-	-	-	-	-	-	-	(8,528,723)	(8,528,723)

Unrealized net loss on marketable investment securities	-	-	-	-	-	-	-	(58,919)	-	(58,919)

Stock-based compensation	-	-	-	-	-	-	470,824	-	-	470,824

Option exercises	-	-	12,947	22	-	-	211,401	-	-	211,423

Costs associated with ATM Offering	-	-	-	-	-	-	(15,800)	-	-	(15,800)

Balances at September 30, 2022	-	$-	5,234,830	$8,851	336	$(40,712)	$218,952,749	$(76,935)	$(181,195,130)	$37,648,823

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at June 30, 2023	-	-	5,234,830	8,852	336	(40,712)	219,443,674	(15,812)	(190,843,991)	28,552,011

Net loss	-	-	-	-	-	-	-	-	(6,650,970)	(6,650,970)

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	1,309	-	1,309

Stock-based compensation	-	-	-	-	-	-	158,090	-	-	158,090

Common stock sold through ATM offering	-	-	81,000	8	-	-	421,074	-	-	421,082

Balances at September 30, 2023	-	$-	5,315,830	$8,860	336	$(40,712)	$220,022,838	$(14,503)	$(197,494,961)	$22,481,522

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2022	-	$-	5,234,830	$8,852	336	$(40,712)	$219,112,164	$(20,321)	$(183,425,043)	$35,634,940

Net loss	-	-	-	-	-	-	-	-	(14,069,829)	(14,069,829)

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	5,818	-	5,818

Stock-based compensation	-	-	-	-	-	-	500,727	-	-	500,727

Issuance of Series B preferred stock dividend	88,511	9	-	-	-	-	80	-	(89)	(9)

Redemption of Series B preferred stock	(88,511)	(9)	-	-	-	-	9	-	-	9

Common stock sold through ATM offering	-	-	81,000	8	-	-	409,858	-	-	409,866

Balances at September 30, 2023	-	$-	5,315,830	$8,860	336	$(40,712)	$220,022,838	$(14,503)	$(197,494,961)	$22,481,522

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:

Net loss	$(14,069,829)	$(8,528,723)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	20,658	6,875
Stock-based compensation expense	500,727	470,824
Non-cash interest expense	-	5,842
Non-cash gain on change in fair value of warrant liability	(200,416)	(531,697)
Amortization of premium (discounts) on marketable investment securities	(750,092)	36,988
Write off of contract asset due to variable consideration revenue reversal	3,121,995	-

Changes in operating assets and liabilities:
Accrued interest income	39,366	206,479
Contract asset	579,428	218,072
Prepaid and other current assets	351,222	279,929
Accounts payable	500,680	(658,886)
Accrued expenses	62,575	(135,608)
Litigation settlement liability	-	(1,250,000)
Gain on extinguishment of litigation settlement liability	-	(250,000)

Cash used in operating activities	(9,843,686)	(10,129,905)

Cash flows from investing activities:
Purchase of property and equipment	(4,000)	(37,099)
Purchases of marketable investment securities	(13,537,970)	(33,567,544)
Maturities of marketable investment securities	23,900,000	45,302,000

Cash provided by investing activities	10,358,030	11,697,357

Cash flows from financing activities:

Debt repayments	-	(1,666,667)
End of loan payment	-	(650,000)
Net proceeds from sale of common stock through ATM	409,866	(15,800)
Proceeds from stock option exercises	-	211,423

Cash provided by (used in) financing activities	409,866	(2,121,044)

Net increase (decrease) in cash and cash equivalents	924,210	(553,592)

Cash and cash equivalents at beginning of period	3,148,496	2,950,552

Cash and cash equivalents at end of period	$4,072,706	$2,396,960

Supplemental disclosure of cash flow information:
Interest paid	$-	$21,256
Income taxes paid	$656	200

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain (loss) on available-for-sale securities	$5,818	$(58,919)
Accrued final payment charge on debt	$-	$5,842
Issuance of Series B preferred stock	$89	$-

See accompanying notes to unaudited condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2023.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least November 8, 2024 which includes an on-going clinical study for LPCN 1148 in the management of decompensated cirrhosis, a confirmatory pivotal pharmacokinetic (“PK”) study for LPCN 1154 in Postpartum Depression (“PPD”), and compliance with regulatory requirements. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects if additional activities are performed by the Company including clinical studies for LPCN 1148, LPCN 1154, LPCN 1144 for non-cirrhotic non-alcoholic steatohepatitis (“NASH”), LPCN 1111 an oral TRT product with the potential for once daily dosing, LPCN 1107 for the prevention of recurrent preterm birth, and LPCN 2101 for epilepsy. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least November 8, 2024, the Company will need to raise additional capital at some point through the equity or debt markets or via out-licensing activities to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107, LPCN 1154 and LPCN 2101. Conversely, the Company’s capital resources could last longer if the Company reduces expenses, reduces the number of activities currently contemplated under its operating plan, or terminates, modifies the design or suspends on-going clinical studies.

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

See Note 8 for a description of the license agreement (“License Agreement”) with Antares Pharma, Inc. (“Antares”). See Note 12 for a description of the agreement with Spriaso, a related party.

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

Contract Assets

Contract assets consist of minimum royalty revenue earned in relation to the license agreement but not yet due based on the terms of the contract. On October 2, 2023, the Company received notice from Antares of Antares’ termination of the License Agreement which stated that the License Agreement will terminate effective January 31, 2024. The Company received approximately $772,000 from Antares during the third quarter of 2023 under the terms of our license agreement, of which approximately $580,000 was applied to the contract asset and $192,000 was applied to imputed interest receivable. Based on the termination notice, the Company has recorded a non-cash revenue reversal of variable consideration relating to the minimum guaranteed royalties recorded as part of the License Agreement of approximately $3.1 million for the balance of the contract asset that is not expected to be received, thus the remaining contract asset balance equals the expected fourth quarter royalty payment, based on net sales in the third quarter of 2023.

Revenue Concentration

A major partner is considered to be one that comprises more than 10% of the Company’s total revenues. The Company recognized a reversal of revenue relating to variable consideration of the Antares License Agreement of $3.1 million and $0 for the three months ended September 30, 2023, and 2022, respectively, due to the termination of the License Agreement. The Company recognized a net reversal of revenue relating to the variable consideration of the Antares License Agreement of approximately $3.1 million and revenue of $500,000 for the nine months ended September 30, 2023, and 2022, respectively. License revenue recognized in 2023 of $55,000, was 100% from a related-party, Spriaso. License revenue recognized in 2022 was 100% from one major customer, Antares.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic loss per share attributable to common stock:
Numerator
Net loss	$(6,650,970)	$(2,409,165)	$(14,069,829)	$(8,528,723)

Denominator
Weighted avg. common shares outstanding	5,292,058	5,234,576	5,254,116	5,230,619

Basic loss per share attributable to common stock	$(1.26)	$(0.46)	$(2.68)	$(1.63)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(6,650,970)	$(2,409,165)	$(14,069,829)	$(8,528,723)
Effect of dilutive securities on net loss:
Common stock warrants	74,827	326,240	200,416	531,697
Total net loss for purpose of calculating diluted net loss per common share	$(6,725,797)	$(2,735,405)	$(14,270,245)	$(9,060,420)
Denominator
Weighted avg. common shares outstanding	5,292,058	5,234,576	5,254,116	5,230,619
Weighted average effect of dilutive securities:
Common stock warrants	-	15,603	-	29,911
Total shares for purpose of calculating diluted net loss per common share	5,292,058	5,250,179	5,254,116	5,260,530

Diluted loss per share attributable to common stock	$(1.27)	$(0.52)	$(2.72)	$(1.72)

The computation of diluted loss per share for the three and nine months ended September 30, 2023 and 2022 does not include the following stock options and warrants to purchase shares of common stock in the computation of diluted loss per share because these instruments were antidilutive:

	September 30,
	2023	2022
Stock options	264,069	234,826
Warrants	49,433	49,433

(4) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of September 30, 2023, and December 31, 2022, were as follows:

September 30, 2023	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$7,181,893	$-	$(4,846)	$7,177,047
Corporate bonds, notes and commercial paper	3,782,865	-	(2,908)	3,779,957
U.S. government agency securities	8,825,035	-	(6,749)	8,818,286
	$19,789,793	$-	$(14,503)	$19,775,290

December 31, 2022	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$5,973,087	$-	$(14,087)	$5,959,000
Commercial paper	20,052,505	-	(10,885)	20,041,620
U.S. government agency securities	3,376,139	4,651	-	3,380,790
	$29,401,731	$4,651	$(24,972)	$29,381,410

Maturities of debt securities classified as available-for-sale securities as of September 30, 2023, are as follows:

September 30, 2023	Amortized Cost	Aggregate fair value
Due within one year	$19,789,793	$19,775,290
	$19,789,793	$19,775,290

There were no sales of marketable investment securities during the three and nine months ended September 30, 2023, and 2022 and therefore no realized gains or losses. Additionally, during the three months ended September 30, 2023, and 2022, $6.0 million and $11.5 million of marketable investment securities matured, and during the nine months ended September 30, 2023 and 2022, $23.9 million and $45.3 million of marketable investment securities matured, respectively. The Company determined there were no other-than-temporary impairments for the three and nine months ended September 30, 2023, and 2022.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

		Fair value measurements at reporting date using
	September 30, 2023	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,197,655	$4,197,655	$-	$-
Government treasury bills	7,177,047	7,177,047	-	-
Commercial paper	1,395,619	-	1,395,619	-
Corporate bonds and notes	2,384,338	-	2,384,338	-
US. Government agency securities	8,818,286	-	8,818,286	-

	$23,972,945	$11,374,702	$12,598,243	$-

Liabilities:
Warrant liability	$29,440	$-	$-	$29,440
	$24,002,385	$11,374,702	$12,598,243	$29,440

		Fair value measurements at reporting date using
	December 31, 2022	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,694,434	$2,694,434	$-	$-
Government treasury bills	5,959,000	5,959,000	-	-
Commercial paper	14,586,930	-	14,586,930	-
Corporate bonds and notes	5,454,690	-	5,454,690	-
U.S. government agency securities	3,380,790	-	3,380,790	-

	$32,075,844	$8,653,434	$23,422,410	$-

Liabilities:
Warrant liability	$229,856	$-	$-	$229,856
	$32,305,700	$8,653,434	$23,422,410	$229,856

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of September 30, 2023, include (i) volatility of 100%, (ii) risk free interest rate of 5.45%, (iii) strike price of $8.50, (iv) fair value of common stock of $2.98, and (v) expected life of 1.1 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2022, include (i) volatility of 100%, (ii) risk free interest rate of 4.41%, (iii) strike price of $8.50, (iv) fair value of common stock of $6.77, and (v) expected life of 1.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or changes in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2023.

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

At September 30, 2023 and December 31, 2022, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(8) Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. The Company incurred royalty expense of approximately $9,000 and $0 during the three months ended September 30, 2023 and 2022, respectively, and royalty expense of approximately $22,000 and $17,000 during the nine months ended September 30, 2023 and 2022, respectively.

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

Upon execution of the Antares License Agreement, Antares paid the Company an initial payment of $11.0 million. Antares will also make additional payments of $5.0 million to the Company on each of January 1, 2025, and January 1, 2026, provided that certain conditions are satisfied. The Company is also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to TLANDO, as licensed by Antares under the Antares License Agreement. In addition, the Company will receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. On October 2, 2023, the Company received notice from Antares of Antares’ termination of the License Agreement. In accordance with the terms of the License Agreement, the License Agreement will terminate effective January 31, 2024. Upon termination of the License Agreement, all rights and licenses granted by the Company to Antares under the License Agreement will terminate and all rights in TLANDO will revert to the Company. While the Company plans to seek a commercialization partner for TLANDO, there can be no guarantee that the Company will be able to enter into such a transaction on terms favorable to the Company or at all.

The Company retained development and commercialization rights in the rest of the world, and with respect to applications outside of the Field inside or outside the United States. Antares also purchased certain existing inventory of licensed product from the Company. Finally, pursuant to the terms of the Antares License Agreement, Antares was generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of TLANDO in the Field in the United States, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the United States. The Antares License Agreement also provided Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR (LPCN 1111), the Company’s potential once-daily oral product candidate for testosterone replacement therapy. On April 1, 2022, the Company entered into the First Amendment to the License Agreement (the “Amendment”), pursuant to which the License Agreement was amended to extend the deadline by which Antares was to exercise its option to license TLANDO XR to June 30, 2022. As consideration for the Company agreeing to enter into the Amendment, in April 2022 Antares paid the Company a non-refundable cash fee of $500,000. On June 30, 2022, Antares’ option to license TLANDO XR expired and was not exercised. Lipocine retains all development and commercialization rights to TLANDO XR.

On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through the merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme.

The Company recognized a revenue reversal of variable consideration for minimum guaranteed royalties of approximately $3.1 million under the Antares License Agreement during the three and nine months ended September 30, 2023. The Company recognized revenue of $0 and $500,000 for the three and nine months ended September 30, 2022. The revenue recognized in 2022 related to the non-refundable cash fee for extending Antares’ option to license TLANDO XR to June 30, 2022.

(c)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct pre-clinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $2.1 million and $1.4 million, respectively, for the three months ended September 30, 2023 and 2022 and $5.9 million and $4.6 million, respectively, for the nine months ended September 30, 2023 and 2022 under these agreements and has recorded these expenses in research and development expenses.

(9) Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2024.

Future minimum lease payments under the non-cancelable operating lease as of September 30, 2023 are:

Operating
leases
Year ending December 31:
2023	$89,339
2024	59,559

Total minimum lease payments	$148,898

The Company’s rent expense was $89,000 and $86,000 for the three months ended September 30, 2023 and 2022, respectively. The Company’s rent expense was approximately $266,000 and $256,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, the Company had sold an aggregate of 964,711 shares at a weighted-average sales price of $34.52 per share under the At the Market Offering ( the “ATM Offering”) for aggregate gross proceeds of $33.3 million and net proceeds of $32.1 million, after deducting sales agent commission and discounts and our other offering costs. During the three and nine months ended September 30, 2023, the Company sold 81,000 shares of its common stock pursuant to the ATM Offering at a weighted-average sales price of $5.36 per share, resulting in net proceeds of approximately $410,000 under the Sales Agreement which is net of approximately $24,000 in expenses. During the three and nine months ended September 30, 2022, the Company did not sell any shares of its common stock pursuant to the ATM Offering. As of September 30, 2023, the Company had $40.8 million available for sale under the Sales Agreement. However, as of April 3, 2023, the Company is now subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement. As a result of such limitations, the Company has currently registered the offer and sale of shares of the Company’s common stock pursuant to the Sales Agreement having an aggregate offering price of up to $15.7 million.

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

All shares of Series B Preferred Stock that were not present in person or by proxy at the 2023 annual meeting as of immediately prior to the opening of the polls (the “Initial Redemption Time”) were automatically redeemed by the Company without further action on the part of the Company or the holder of shares of Series B Preferred Stock (the “Initial Redemption”). The remaining shares of Series B Preferred Stock that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing the Reverse Stock Split (the “Subsequent Redemption”). As of June 30, 2023, all shares of Series B Preferred Stock had been redeemed by the Company.

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

The Company was not solely in control of the redemption of the shares of Series B Preferred Stock prior to the annual meeting of stockholders since the holders had the option of deciding whether to vote in respect of the above-described Reverse Stock Split, which determined whether a given holder’s shares of Series B Preferred Stock was redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series B Preferred Stock was not solely in the control of the Company, the shares of Series B Preferred Stock were classified within the mezzanine equity in the Company’s unaudited consolidated statement of stockholder’s equity. Upon issuance, the shares of Series B Preferred Stock were measured at redemption value. As of June 30, 2023, all shares of Series B Preferred Stock had been redeemed by the Company.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $158,000 and $160,000, respectively, for the three months ended September 30, 2023 and 2022, and approximately $501,000 and $471,000, for the nine months ended September 30, 2023 and 2022, respectively, and is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research and development	$92,034	$83,504	$270,776	$251,427
General and administrative	66,056	76,723	229,951	219,397

	$158,090	$160,227	$500,727	$470,824

The Company issued 0 and 26,467 stock options, respectively, during the three and nine months ended September 30, 2023, and issued 1,587 and 31,230 stock options during the three and nine months ended September 30, 2022.

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

For options granted during the nine months ended September 30, 2023 and 2022, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2023	2022
Expected term	5.73 years	5.78 years
Risk-free interest rate	3.73%	1.98%
Expected dividend yield	—	—
Expected volatility	98.97%	101.50%

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

As of September 30, 2023, there was approximately $608,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

(e)	Stock Option Plan

In April 2014, the Board adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 58,823 shares were authorized for issuance under the 2014 Plan. Additionally, 15,994 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 74,817 to 145,405. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 145,405 to 189,522. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 189,522 to 336,582. The Board, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 336,582 shares of common stock are authorized for issuance under the 2014 Plan, with 46,600 shares remaining available for grant as of September 30, 2023.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2022	277,225	$38.44
Options granted	26,467	6.19
Options exercised	-	-
Options forfeited	(7,352)	6.91
Options cancelled	(32,271)	47.93
Balance at September 30, 2023	264,069	34.93

Options exercisable at September 30, 2023	175,719	47.24

The following table summarizes information about stock options outstanding and exercisable at September 30, 2023:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

264,069	6.81	$34.93	$-	175,719	5.73	$47.24	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 0 and 686 stock options exercised during the three months ended September 30, 2023 and 2022, respectively. There were 0 and 12,947 stock options exercised during the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, the Company had 64,362 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on September 30, 2023 and on December 31, 2022 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	September 30, 2023	December 31, 2022
Expected life in years	1.14	1.88
Risk-free interest rate	5.45%	4.41%
Dividend yield	—	—
Volatility	100.00%	100.00%
Stock price	$2.98	$6.77

During the three and nine months ended September 30, 2023, the Company recorded non-cash gains of approximately $75,000 and 200,000, respectively, from the change in fair value of the November 2019 Offering warrants. During the three and nine months ended September 30, 2022, the Company recorded a non-cash gain of approximately $326,000 and $532,000, respectively, from the change in fair value on the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2022	$229,856
Settlement of liability on warrant exercise	-
Change in fair value of common stock warrants	(200,416)
Balance at September 30, 2023	$29,440

Additionally, in the February 2020 Offering, the Company issued 296,593 common stock warrants. However, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity. As of September 30, 2023, and 2022, there were 49,433 warrants outstanding that were issued in the February 2020 Offering.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	113,795	$8.72
Issued	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at September 30, 2023	113,795	$8.72

There were no common stock warrants exercised during either the three or nine months ended September 30, 2023 and 2022.

The following table summarizes information about common stock warrants outstanding at September 30, 2023:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

113,795	1.25	$8.72	$-

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

(12) Agreement with Spriaso, LLC

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. Additionally, during the three months and nine months ended September 30, 2023, the Company received licensing revenue from Spriaso of approximately $0 and $55,000, respectively. During each of the three and nine months ended September 30, 2022, the Company received licensing revenue of $0. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(13) Subsequent Events

On October 2, 2023, the Company received notice from Antares of Antares’ termination of the License Agreement. In accordance with the terms of the License Agreement, the License Agreement will terminate effective January 31, 2024. Upon termination of the License Agreement, all rights and licenses granted by the Company to Antares under the License Agreement will terminate and all rights in TLANDO will revert to the Company. While the Company plans to seek a commercialization partner for TLANDO, there can be no guarantee that the Company will be able to enter into such a transaction on terms favorable to the Company or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 10, 2023, our first quarter Form 10-Q filed with the SEC on May 11, 2023, our second quarter Form 10-Q filed with the SEC on August 10, 2023, as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, or in Part II, Item 1A (Risk Factors) of our Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 10, 2023, Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 11, 2023, or in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 10, 2023. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

On October 14, 2021, we entered into a license agreement (the “Antares License Agreement”) with Antares Pharma, Inc. (“Antares” or our “Licensee”) for the development and commercialization of our product candidate, TLANDO®, an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”), pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize the TLANDO product for TRT in the U.S. TLANDO is a registered trademark assigned to Antares. On October 2, 2023, the Company received notice from Antares of Antares’ termination of the License Agreement, effective January 31, 2024. All rights and licenses granted by the Company to Antares will terminate and all rights in TLANDO will revert to us. While we plan to seek a commercialization partner for TLANDO, there can be no guarantee that the Company will be able to enter into such a transaction on terms favorable to us or at all. Any FDA required post-marketing studies which were the responsibility of our Licensee will revert to us or a new licensee after the termination of the License Agreement. On March 28, 2022, Antares received approval from the FDA for TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through a merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme. On June 7, 2022, Halozyme announced the commercial launch of TLANDO, an oral treatment indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism).

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

Develop partnership(s) to continue the advancement of non-core pipeline assets. We continuously strive to prioritize our resources in seeking partnerships for our pipeline assets. In addition to seeking a U.S. commercialization partner for TLANDO, we are currently exploring partnering (i) LPCN 1144, our candidate for treatment of non-cirrhotic NASH, (ii) LPCN 1148, for the management of decompensated cirrhosis, (iii) LPCN 1111, a once-a-day therapy candidate for TRT, and (iv) LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the United States, although no licensing agreement has been entered into by the Company.

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

Our products are based on our proprietary Lip’ral drug delivery technology platform. The FDA approved Lip’ral-based TLANDO in March 2022. Lip’ral technology is a patented technology based on lipidic compositions which form an optimal dispersed phase in the gastrointestinal environment for improved absorption of insoluble drugs. The drug loaded dispersed phase presents the solubilized drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving the absorption process and making the drug less dependent on physiological variables such as dilution, gastro-intestinal pH and food effects for absorption. Lip’ral-based formulation enables improved solubilization and higher drug-loading capacity, which can lead to improved bioavailability, reduced dose, faster and more consistent absorption, reduced variability, reduced sensitivity to food effects, improved patient compliance, and targeted lymphatic delivery where appropriate.

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

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a rapid onset, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. The FDA recently agreed with our proposal for establishing the efficacy of LPCN 1154 through a pivotal PK bridge to an approved IV infusion brexanolone via a 505(b)(2) NDA filing. Based on feedback from the FDA, the company conducted a pilot PK bridge study of LPCN 1154, a prelude to a pivotal study required for NDA filing, and released positive topline results from the pilot PK bridge study in May of 2023. Results from the pilot PK study will enable identification of the dosing regimen to be used in a single confirmatory pivotal PK study to establish efficacy for PPD and support NDA submission. On October 18, 2023, we met with the FDA and the FDA agreed with our proposal for a 505(b)(2) NDA filing based on a single pivotal PK study comparing exposure of LPCN 1154 with the approved IV infusion of brexanolone. We anticipate initiating the pivotal PK study in the first quarter of 2024 and expect to have top line results in the second quarter of 2024. We have previously completed an oral PK study and a food effect study with LPCN 1154.

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

Injectable brexanolone (Zulresso™, Sage Therapeutics) became the first FDA-approved treatment for postpartum depression. However, numerous factors limit the utilization of injectable brexanolone such as method of administration, cost, and safety concerns. Administration of injectable brexanolone requires a 60-hour continuous infusion in a supervised medical setting, a demanding ask for a mother with a newborn. Besides associated privacy concerns and social stigma, inpatient treatment may also require separation of the mother and child for a few days, which may be difficult to the already strained mother-infant bond and may present breast feeding challenges. Moreover, the pharmacotherapy costs coupled with inpatient treatment/childcare costs limits its accessibility and affordability to women most in need of the therapy. Finally, due to concerns about the safety of injectable Zulresso including excessive sedation or loss of consciousness, Zulresso has a Black Box Warning in its label and is only available through a restricted distribution program (“REMS”), and sites need significant time to become treatment ready. Additionally, on August 4, 2023, Sage Therapeutics, Inc. and Biogen, Inc. announced FDA approval of Zurzuvae™ (zuranolone), as an oral treatment for women with postpartum depression and stated that Zurzuvae is expected to launch and be commercially available in the fourth quarter of 2023 following scheduling as a controlled substance by the U.S. Drug Enforcement Administration which they expect within 90 days of FDA approval.

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

We are currently conducting a Phase 2 proof of concept (“POC”) study (NCT04874350) in male subjects with cirrhosis to evaluate the therapeutic potential of LPCN 1148 for the management of sarcopenia. The ongoing Phase 2 POC study is a prospective, multi-center, randomized, placebo-controlled study in male sarcopenic patients with cirrhosis. Subjects were initially randomized 1:1 to one of two arms. The treatment arm is an oral dose of LPCN 1148, and the second arm is a matching placebo. The primary endpoint is change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index, rates of breakthrough HE, and number of waitlist events, including all-cause mortality. The 24-week placebo-controlled treatment period of the study is currently in the 28-week open-label extension (OLE) phase of the study where all subjects receive LPCN 1148 for the duration of the study through week 52.

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

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Antares License Agreement, we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize TLANDO, our product for TRT in the U.S. TLANDO received FDA approval on March 28, 2022. On May 24, 2022, Halozyme Therapeutics completed an acquisition of Antares Pharma Inc. through a merger of a wholly owned subsidiary of Halozyme with and into Antares, with Antares continuing as the surviving corporation and becoming a wholly owned subsidiary of Halozyme. On October 2, 2023, we received notice from Antares of Antares’ termination of the License Agreement. In accordance with the terms of the License Agreement, the License Agreement will terminate effective January 31, 2024. Upon termination of the License Agreement, all rights and licenses granted by us to Antares under the License Agreement will terminate and all rights in TLANDO will revert back to us. While we plan to seek a commercialization partner for TLANDO, there can be no guarantee that we will be able to enter into such a transaction on terms favorable to us or at all.

Proof-of-concept for TLANDO was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first 2 calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the three and nine months ended September 30, 2023, we incurred royalty expense of approximately $9,000 and $22,000, respectively. During the three and nine months ended September 30, 2022 we incurred royalty expense of approximately $0 and 17,000, respectively.

Under the Pediatric Research Equity Act (“PREA”), the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients will need to be addressed. The FDA may also require certain post-marketing studies to be conducted. Any FDA requirement to conduct certain post-marketing studies will be our responsibility or the responsibility of a potential commercialization partner.

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

In addition to seeking a U.S. commercialization partner for TLANDO, we are exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the United States, although no licensing agreement has been entered into by the Company. If and when an agreement is made with a partner, such arrangement would likely be contingent upon obtaining acceptable cost of goods in addition to obtaining local regulatory approval. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

We had a written only response from the FDA for a LPCN 1144 Type C meeting with the FDA in January 2022 to discuss the development path forward with LPCN 1144. The FDA acknowledged that the NDA submission of LPCN 1144 would be via 505(b)2 regulatory pathway and agreed that no additional non-clinical studies are needed to support an NDA submission. The FDA acknowledged that in the LiFT study subjects achieved improvements in key components associated with NASH histopathology after 36-weeks of treatment with LPCN 1144 in adult males and agreed that the proposed multicomponent primary surrogate endpoint is acceptable for seeking approval under the accelerated approval pathway. The FDA agreed that the proposed primary multicomponent surrogate endpoint, NASH resolution with no worsening of fibrosis, is acceptable for seeking approval under the accelerated approval pathway and the FDA recommended a Phase 3 trial with a study duration of 72 weeks. In July 2022, Lipocine held an End of Phase 2 meeting with FDA for LPCN 1144 in NASH. The FDA recommended a Phase 2 dose ranging study be conducted to identify the optimal dose prior to conducting a pivotal study. The FDA agreed to the proposed unique testosterone ester, testosterone laurate, for future clinical studies.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to generate revenue other than TLANDO royalties and licensing fees until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through September 30, 2023, we have generated $41.7 million in revenue under our various license and collaboration arrangements and from government grants. Based on the terms of the Antares License Agreement, in the fourth quarter of 2021 we recorded $4.1 million in revenue and an associated contract asset for future contractual minimum royalties. We reduced our contract asset by $218,000 in 2022 due to a royalty payment received from Antares under the terms of our license agreement, based on net sales of TLANDO in 2022. We received a payment of approximately $772,000 in the third quarter of 2023 in accordance with the terms of the license agreement, of which approximately $580,000 was applied to the contract asset and $192,000 was applied to imputed interest receivable. On October 2, 2023, we received notice from Antares of Antares’ termination of the License Agreement effective January 31, 2024. Based on the termination notice, we recorded a non-cash reduction of revenue related to the reversal of variable consideration revenue for minimum guaranteed royalties of $3.1 million for the balance of the contract asset, which is the contract asset balance which would have remained after the anticipated fourth quarter royalty payment of approximately $131,000, based on net sales in the third quarter of 2023. As a result of the termination of the License Agreement, we do not anticipate recognizing any future material revenue from Antares after January 31, 2024. We may never generate revenues from any of our clinical or pre-clinical development programs other than TLANDO, and we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $145.6 million in research and development expenses through September 30, 2023.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Variance
Revenue	$(3,121,996)	$-	$(3,121,996)
Research and development expenses	2,878,798	2,100,432	778,366
General and administrative expenses	1,042,572	798,939	243,633
Interest and investment income	317,569	163,966	153,603
Interest expense	-	-	-
Gain on warrant liability	74,827	326,240	(251,413)

Revenue

We recognized a non-cash revenue reversal of variable consideration for minimum guaranteed royalties of $3.1 million relating to the termination of the Antares License Agreement during the three months ended September 30, 2023, and $0 during the three months ended September 30, 2022, respectively. As a result of the termination of the License Agreement, we do not anticipate recognizing any future material revenue from Antares after January 31, 2024. While we plan to seek a commercialization partner for TLANDO, there can be no guarantee that we will be able to enter into such a transaction on terms favorable to us or at all.

Research and Development Expenses

The increase in research and development expenses during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 consists of a $694,000 increase in costs related to our LPCN 1154 clinical studies, a $639,000 increase in TLANDO manufacturing related costs, and a $128,000 increase in personnel related costs, offset by a $245,000 decrease in LPCN 1111 scale up costs in 2022, a $234,000 decrease in contract research organization expense related to the LPCN 1148 Phase 2 POC study in male subjects with cirrhosis, a $148,000 decrease in contract research organization expense and outside consulting costs related to the completion of our LPCN 1144 LiFT study in 2022, and a $56,000 decrease in LPCN 1107 PK and food effect studies and other research and development costs in 2022.

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 consists of a $105,000 increase in business development expenses, a $77,000 increase in personnel salaries and benefits, a $48,000 increase in estimated franchise taxes resulting from our increase in authorized shares and reverse stock split, a $36,000 increase in director fees, a $24,000 increase in various other professional fees and a $21,000 increase in professional services and legal fees. These increases were offset by a $67,000 decrease in corporate insurance expense.

Interest and Investment Income

The increase in interest and investment income during the three months ended September 30, 2023 compared to interest and investment income during the three months ended September 30, 2022 was due to higher interest rates despite declining cash and marketable investment securities balances, in addition to imputed interest on the Antares License Agreement contract asset in 2023.

Interest Expense

Our Loan and Security Agreement with SVB was paid in full in June of 2022, thus the Company did not recognize any interest expense during the three months ended September 30, 2023 or September 30, 2022.

Gain on Warrant Liability

We recorded a gain of approximately $75,000 and $326,000 on warrant liability during the three months ended September 30, 2023, and 2022, respectively, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2023 resulted from a decrease in the fair value of warrants outstanding as of September 30, 2023 as compared to June 30, 2023, primarily due to the decrease in our stock price at the end of the third quarter of 2023 compared to the stock price at the end of the second quarter of 2023 in addition to higher interest rates. The gain in 2022 resulted from the decrease in the fair value of the warrants outstanding as of September 30, 2022 compared to June 30, 2022 due to the lower stock price at the end of the third quarter of 2022 as compared to the stock price at the end of the second quarter of 2022. No common stock warrants from the November 2019 Offering were exercised during either the three months ended September 30, 2023 or the three months ended September 30, 2022. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022	Variance
Revenue	$(3,067,006)	$500,000	$(3,567,006)
Research and development expenses	8,500,319	6,886,398	1,613,921
General and administrative expenses	3,770,281	3,172,144	598,137
Interest and investment income	1,067,561	275,420	792,141
Interest expense	-	(27,098)	27,098
Gain on warrant liability	200,416	531,697	(331,281)
Gain on litigation settlement	-	250,000	(250,000)
Income tax expense	(200)	(200)	-

Revenue

We recognized a non-cash revenue reversal of variable consideration for minimum guaranteed royalties of $3.1 million relating to the termination of the Antares License Agreement during the nine months ended September 30, 2023. The reversal of variable consideration revenue is offset by license revenue of approximately $55,000 for payments received from Spriaso, a related party, under a licensing agreement in the cough and cold field during the nine months ended September 30, 2023. We recognized revenue related to a non-refundable cash fee of $500,000 received from Antares for consideration of a 90-day extension for Antares to exercise its option to license LPCN 1111 during the nine months ended September 30, 2022. As a result of the termination of the License Agreement, we do not anticipate recognizing any future material revenue from Antares after January 31, 2024. While we plan to seek a commercialization partner for TLANDO, there can be no guarantee that we will be able to enter into such a transaction on terms favorable to us or at all.

Research and Development Expenses

The increase in research and development expenses during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 consisted of a $978,000 increase in costs related to our LPCN 1154 clinical studies, a $738,000 increase in TLANDO manufacturing related costs, a $559,000 increase in contract research organization expense related to the LPCN 1148 Phase 2 POC study in male subjects with cirrhosis, and a $395,000 increase in personnel salaries and benefits resulting primarily from the hiring of additional personnel during 2022. These increases were offset by a $448,000 decrease related to LPCN 1111 scale up costs in 2022, a $365,000 decrease in contract research organization expense and outside consulting costs related to the completion of our LPCN 1144 LiFT study in 2022, a $141,000 decrease related to the completion of our LPCN 1107 PK and food effect studies in 2022 and a $102,000 decrease in other research and development activities.

General and Administrative Expenses

The increase in general and administrative expenses during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 consists of a $238,000 increase in business development expenses, a $178,000 increase in professional and legal fees related to our reverse stock split and other general and administrative expenses, a $140,000 increase in estimated franchise taxes, a $126,000 increase in personnel salaries and benefit costs, a $104,000 increase in director fees, an $85,000 increase in market research activities and a $45,000 increase in other general and administrative expenses. These increases were offset by a $140,000 decrease resulting from professional fees incurred in our recruitment of two additional directors in 2022, a $140,000 decrease in corporate insurance expense and a $38,000 decrease in other various consulting fees.

Interest and Investment Income

The increase in interest and investment income during the nine months ended September 30, 2023 compared to interest and investment income during the nine months ended September 30, 2022 was due to higher interest rates despite declining cash and marketable investment securities balances, in addition to imputed interest on the Antares License Agreement contract asset in 2023.

Interest Expense

Our Loan and Security Agreement with SVB was paid in full in June of 2022, thus the Company did not recognize any interest expense during the nine months ended September 30, 2023. Interest expense for the nine months ended September 30, 2022 was entirely related to that Loan and Security Agreement.

(Gain) on Warrant Liability

We recorded a gain of approximately $200,000 and $532,000 on warrant liability during the nine months ended September 30, 2023, and 2022, respectively, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2023 resulted from a decrease in the fair value of warrants outstanding as of September 30, 2023 as compared to December 31, 2022, primarily due to the lower stock price at the end of the third quarter compared to the stock price at the end of 2022 and the gain in 2022 resulted from the decrease in the fair value of the warrants outstanding as of September 30, 2022 compared to December 31, 2021 due to the lower stock price at the end of the third quarter of 2022 compared to the stock price at the end of 2021. No common stock warrants from the November 2019 Offering were exercised during either of the nine months ended September 30, 2023, or 2022. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

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

As of September 30, 2023, we had $23.8 million of unrestricted cash, cash equivalents and marketable investment securities compared to $32.5 million at December 31, 2022.

On October 14, 2021, we entered into the Antares License Agreement with Antares, pursuant to which we granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO from the FDA, our TLANDO product with respect to TRT in the U.S. Upon execution of the Antares License Agreement, Antares paid to us an initial payment of $11.0 million. Antares has also agreed to make certain minimum royalty payments in the future and, since these future minimum royalties are variable consideration deemed to be probable, approximately $4.0 million in revenue was recognized in 2021 for the minimum royalties to be received in the future and a contract asset was recorded. However, on October 2, 2023, we received notice from Antares of Antares’ termination of the License Agreement effective January 31, 2024. Based on the termination notice, we recorded approximately a non-cash $3.1 million reversal of revenue related to the Antares License Agreement variable consideration for minimum guaranteed royalties for the balance of the contract asset that is not expected to be received. The balance of the contract asset as of September 30, 2023 is approximately $131,000 and will be received in the fourth quarter of 2023. As a result of the termination of the License Agreement, we do not anticipate recognizing any future material revenue or payments from Antares after January 31, 2024. While we plan to seek a commercialization partner for TLANDO, there can be no guarantee that the Company will be able to enter into such a transaction on terms favorable to us or at all.

On January 5, 2018, we entered into the Loan and Security Agreement with SVB pursuant to which SVB agreed to lend us $10.0 million. The principal borrowed under the Loan and Security Agreement bore interest at a rate equal to the Prime Rate, as reported in money rates section of The Wall Street Journal or any successor publication representing the rate of interest per annum then in effect, plus one percent per annum, which interest was payable monthly. Additionally on April 1, 2020, we entered into a Deferral Agreement with SVB. Under the Deferral Agreement, principal repayments were deferred by six months, and we were only required to make monthly interest payments during the deferral period. The Loan matured and was paid in full on June 1, 2022. Additionally, we made a final payment at maturity equal to $650,000 (the “Final Payment Charge”). The expense of the Final Payment Charge had been recognized over the term of the facility using the effective interest method.

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

During the three and nine months ended September 30, 2023, we sold 81,000 shares of our common stock under the Sales Agreement. As of September 30, 2023, we had sold 964,711 shares of our common stock for $9,237,000 pursuant to the Sales Agreement and had approximately $40.8 million available for sale under the Sales Agreement. However, as of April 3, 2023, we are now subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement. As a result of such limitations, we have currently registered the offer and sale of shares of our common stock pursuant to the Sales Agreement having an aggregate offering price of up to $15.7 million.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the nine months ended September 30, 2023, and 2022:

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(9,843,686)	$(10,129,905)
Cash provided by investing activities	10,358,030	11,697,357
Cash provided by (used in) financing activities	409,866	(2,121,044)

Net Cash from Operating Activities

During the nine months ended September 30, 2023 and 2022, net cash used in operating activities was $9.8 million and $10.1 million, respectively.

Net cash used in operating activities during the nine months ended September 30, 2023, and 2022, was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2023, we performed activities primarily related to our LPCN 1154 clinical studies, our LPCN 1148 Phase 2 POC study in male subjects with cirrhosis, and TLANDO manufacturing capabilities. During 2022, we performed activities related mainly to the Phase 2 POC study in male subjects with cirrhosis with LPCN 1148, PK and food effect studies with LPCN 1154 and LPCN 1107, and manufacturing scale up with LPCN 1111.

Net Cash from Investing Activities

During the nine months ended September 30, 2023 and 2022, net cash provided by investing activities was $10.4 million and $11.7 million, respectively.

Net cash provided by investing activities during the nine months ended September 30, 2023, and 2022, was primarily the result of the maturity of marketable investment securities, net of $10.3 million and $11.7 million, respectively. There were approximately $4,000 and $37,000 in capital expenditures during the nine months ended September 30, 2023, and 2022, respectively.

Net Cash from Financing Activities

During the nine months ended September 30, 2023 and 2022, net cash provided by in financing activities was approximately $410,000 and net cash used in financing activities was $2.1 million, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2023 was related to the sale of 81,000 shares of our common stock under our ATM registered offering, less associated costs. Net cash used in financing activities during the nine months ended September 30, 2022, was due to loan repayments of $1.7 million and payment of the Final Payment Charge of $650,000 related to the SVB Loan and Security Agreement, offset by $211,000 in cash provided by proceeds from stock option exercises.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 10, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

There have been no material changes to the Company’s market risk during the first nine months of 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2023.

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

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023, risk factors discussed in Item 1A of the Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 11, 2023, and risk factors discussed in Item 1A of the Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 10, 2023, and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023:

Risks Related to Our Business and Industry

Due to Antares’ termination of our License Agreement, we are seeking a new commercial partner for our FDA approved product TLANDO, however there can be no guarantee that we will be able to enter into such a transaction on terms favorable to us or at all

TLANDO is currently our only product that has completed Phase 3 clinical trials. None of our other products have been approved for sale. Therefore, at this stage, our ability to realize revenue depends substantially on TLANDO’s successful commercialization. On October 2, 2023, we received notice from Antares of Antares’ termination of the License Agreement which stated that the License Agreement will terminate effective January 31, 2024. As a result of the termination of the License Agreement, we do not anticipate recognizing any future material revenue from Antares. While we plan to seek a commercialization partner for TLANDO, there can be no guarantee that we will be able to enter into such a transaction on terms favorable to us or at all.

On March 29, 2022, the FDA granted approval to TLANDO for testosterone replacement therapy in adult males indicated for conditions associated with a deficiency or absence of endogenous testosterone: primary hypogonadism (congenital or acquired) and hypogonadotropic hypogonadism (congenital or acquired). Our ability to realize royalty revenue, will depend on the commercialization efforts of Antares. If we are unable to find a new commercialization partner to successfully commercialize TLANDO, we may not realize any future revenue under the Antares License Agreement and our business could be adversely affected. Additionally, regulatory approval of TLANDO may be withdrawn and the failure to maintain regulatory approvals would prevent TLANDO from being marketed.

Under the Pediatric Research Equity Act (“PREA”), the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients will need to be addressed. The FDA required certain post-marketing studies including: (i) conduct an appropriately designed label comprehension and knowledge study that assesses patient understanding of key risk messages in the Medication Guide for TLANDO and (ii) conduct an appropriately designed one-year trial to evaluate development of adrenal insufficiency with chronic TLANDO therapy. Such studies have not yet been completed. If we or a future licensing partner do not complete these studies, or if the results of such studies are negative, our business, including our ability to successfully commercialize TLANDO, could be adversely affected.

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

At the T-class Advisory Committee meeting held on September 17, 2014, the Advisory Committee discussed (i) the identification of the appropriate patient population for whom T-replacement therapy should be indicated and (ii) the potential risk of major adverse cardiovascular events, defined as non-fatal stroke, non-fatal myocardial infarction and cardiovascular death associated with T-replacement therapy. At the meeting, 16 of the 21 members of the Advisory Committee voted that the FDA should require sponsors of testosterone products to conduct a post marketing study (e.g. observational study or controlled clinical trial) to further assess the potential cardiovascular risk. Further, 12 of these members voted that such post marketing study be required only if the T-replacement therapy is also approved for age-related hypogonadism.

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

The FDA has also required that certain post-marketing studies be conducted to (i) assess patient understanding of key risks relating to TLANDO and (ii) evaluate development of adrenal insufficiency with chronic TLANDO therapy. Negative outcomes from such studies could adversely affect the successful commercialization of TLANDO, which would adversely affect our ability to realize future revenue from TLANDO.

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

We previously entered into the Antares License Agreement for TLANDO with respect to TRT in the U.S. We received notice from Antares on October 2, 2023 of Antares’ termination of the License Agreement which stated that the License Agreement will terminate effective January 31, 2024. As a result of the termination of the License Agreement, we do not anticipate recognizing any future material revenue from Antares. While we plan to seek a commercialization partner for TLANDO, there can be no guarantee that we will be able to enter into such a transaction on terms favorable to us or at all.

Risks Related to Our Dependence on Third Parties

We may enter into license agreements and/or collaborations with third parties for the development and commercialization of our drug candidates. If those collaborations, including are not successful, we may not be able to capitalize on the market potential of these drug candidates and may have to alter our development and commercialization plans for our products.

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of LPCN 1154, LPCN 2101, LPCN 1111, LPCN 1144, LPCN 1148, or LPCN 1107. We previously entered into the Antares License Agreement for TLANDO with respect to TRT in the U.S. We received notice from Antares on October 2, 2023 of Antares’ termination of the License Agreement which stated that the License Agreement will terminate effective January 31, 2024. As a result of the termination of the License Agreement, we do not anticipate recognizing any future material revenue from Antares. While we plan to seek a commercialization partner for TLANDO, there can be no guarantee that we will be able to enter into such a transaction on terms favorable to us or at all.

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

To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of our product candidates. As a result, our ability to generate revenue from such arrangements will depend on the efforts of such third parties.

Our ability to generate revenues from this and other collaborative arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions agreed to with them in these arrangements. License agreements and/or collaborations involving our drug candidates pose numerous risks to us, including the following:

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

If our future licenses or collaborations we may enter into, if any, are not successful, our business, financial condition, results of operations, prospects and development and commercialization efforts may be adversely affected. As a result of the termination of the License Agreement with Antares, we do not anticipate recognizing any future material revenue from Antares. While we plan to seek a commercialization partner for TLANDO, there can be no guarantee that we will be able to enter into such a transaction on terms favorable to us or at all.

Risks Related to Ownership of Our Common Stock

The value of our warrants outstanding from the November 2019 Offering is subject to potential material increases and decreases based on fluctuations in the price of our common stock, among other factors.

In November 2019, we completed a public offering of common stock and warrants to purchase common stock (the “November 2019 Offering”). Gross proceeds from the November 2019 Offering were approximately $6.0 million. In the November 2019 Offering, the Company sold (i) 614,706 Class A Units, with each Class A Unit consisting of one share of common stock and a common stock warrant to purchase one share of common stock, and (ii) 91,177 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of common stock and one common stock warrant to purchase one share of common stock at a price of $8.50 per Class A Unit and $8.4998 per Class B Unit. The pre-funded warrants were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $.00017 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $8.50 per share and expire on November 17, 2024. As of September 30, 2023, there were 64,362 common stock warrants outstanding.

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. On September 30, 2023, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was approximately $29,000. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of September 30, 2023, our executive officers and directors beneficially owned approximately 5.6% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, on a post-reverse stock split basis, our common stock has traded as low as $2.83 and as high as $9.86 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1154, LPCN 2101, LPCN 1148 and LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of September 30, 2023, we had an accumulated deficit of $197.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to continue to be significant in connection with clinical trials associated with LPCN 1154 and LPCN 1148, and, subject to resource availability, for LPCN 2101, LPCN 1111, LPCN 1144, and LPCN 1107, and possibly increased research and development costs if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2101, LPCN 1148, LPCN 1111, LPCN 1144, and LPCN 1107, and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.2	Amendment to the Amended and Restated Bylaws of Lipocine Inc.	8-K	001-36357	3.1	3/10/2023

3.3	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

3.5	Certificate of Increase of Series A Junior Participating Preferred Stock	8-K	001-36357	3.1	11/1/2021

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	001-36357	3.1	6/28/2022

3.7	Certificate of Designation of Series B Preferred Stock	8-K	001-36357	3.2	3/10/2023

3.8	Certificate of Amendment to the Amended and Restated Certificated of Incorporation of Lipocine Inc.	8-K	001-36357	3.1	5/11/2023

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Lipocine Inc.
(Registrant)

Dated: November 8, 2023	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: November 8, 2023	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

