Form 10-K
period 2023-12-31
Lipocine Inc.
filed 2024-03-07
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Outstanding Shares

The aggregate market value of the common stock held by non-affiliates of the registrant was $25.6 million as of June 30, 2023. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 5, 2024, the registrant had 5,315,830 shares of common stock outstanding.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in “Risk Factors,” and the following risks, uncertainties and factors:

●	our and our licensee’s plans to develop and commercialize any products or future product candidates;

●	our ongoing and planned clinical trials;

●	the timing of and our ability to obtain regulatory approvals or fast track or orphan drug designation, breakthrough designation or IND clearance for any future product candidates;

●	our ability to monetize non-core product candidates;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	the rate and degree of market acceptance and clinical utility of any products or future product candidates, if approved;

●	significant competition in our industry;

●	our intellectual property position;

●	loss of key members of management;

●	failure to successfully execute our strategy; and

●	our failure to maintain effective internal controls.

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

PART I

ITEM 1. BUSINESS

General

Lipocine Inc. (“Lipocine” or the “Company”) is incorporated under the laws of the State of Delaware.

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

We entered into a license agreement for the development and commercialization of our product candidate, TLANDO®, an oral treatment indicated for testosterone replacement therapy (“TRT”) in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism) comprised of testosterone undecanoate (“TU”). On January 12, 2024, we entered into a license agreement (the “Verity License Agreement”) with Gordon Silver Limited (“GSL”) and Verity Pharmaceuticals, Inc. (“Verity” or our “Licensee”), pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to commercialize TLANDO for TRT in the U.S. and Canada. Any required post-marketing studies by the United States Food and Drug Administration (“FDA”) will also be the responsibility of our Licensee, Verity. On January 31, 2024, our license agreement with former licensee, Antares Pharma, Inc. (“Antares”), was terminated and the transition of the U.S. commercial rights for TLANDO from Antares to Verity was completed on February 1, 2024, for the distribution, marketing and sale of TLANDO. The Verity License Agreement also provides Verity with a license to develop and commercialize LPCN 1111 (also referred to as TLANDO XR), the Company’s potential next generation, once daily oral product candidate for testosterone replacement therapy comprised of testosterone tridecanoate (“TT”), in the U.S. and Canada.

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”); LPCN 2101 for epilepsy; LPCN 2203 for essential tremor; and LPCN 1148 comprising a novel prodrug of testosterone, testosterone laurate (“TL”), for the management of decompensated cirrhosis. In addition to our CNS product candidates, we have non-core assets for which we expect to seek partnerships to enable further development for which we do not plan to devote significant resources to developing in the future. These non-core assets include TLANDO for territories outside of North America, LPCN 1148 which we intend to explore partnering upon completion of the Phase 2 study, LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of non-cirrhotic non-alcoholic steatohepatitis (“NASH”) which has completed Phase 2 testing; and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

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

Support our Licensee in commercialization of our licensed oral TRT option. We believe the TRT market needs a differentiated, convenient oral option. We have exclusively licensed rights to TLANDO to Verity for commercialization of TLANDO in the U.S. and Canada and have also exclusively licensed development and commercialization rights for LPCN 1111 in the U.S. and Canada to Verity. We plan to support our Licensee’s efforts to effectively enable the availability of TLANDO to patients in a timely manner, in addition to receiving milestone and royalty payments associated with TLANDO commercialization as agreed to in the Verity License Agreement.

Develop partnership(s) to continue the advancement of non-core pipeline assets. We continuously strive to prioritize our resources in seeking partnerships of our pipeline assets. We are currently exploring partnering (i) LPCN 1144, our candidate for treatment of non-cirrhotic NASH, (ii) LPCN 1148, for the management of decompensated cirrhosis, and (iii) LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the United States and Canada, although no licensing agreement has been entered into by the Company.

Our Development Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for postpartum depression (“PPD”), LPCN 2101 for epilepsy, LPCN 1148, an androgen therapy for the management of cirrhosis and LPCN 2203 for essential tremor. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, and LPCN 1107 and for TRT assets (TLANDO and LPCN 1111) outside of the United States and Canada.

Our products are based on our proprietary Lip’ral drug delivery technology platform. Lip’ral-based TLANDO was approved by the FDA in March 2022. Lip’ral technology is a patented technology based on lipidic compositions which form an optimal dispersed phase in the gastrointestinal environment for improved absorption of insoluble drugs. The drug loaded dispersed phase presents the solubilized drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving the absorption process and making the drug less dependent on physiological variables such as dilution, gastro-intestinal pH and food effects for absorption. Lip’ral-based formulation enables improved solubilization and higher drug-loading capacity, which can lead to improved bioavailability, reduced dose, faster and more consistent absorption, reduced variability, reduced sensitivity to food effects, improved patient compliance, and targeted lymphatic delivery where appropriate.

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

We believe through utilization of our proprietary technology we may have the ability to enable effective oral delivery of endogenous GABAA receptor PAMs which historically had been deemed to be not orally bioavailable. As a novel drug class, NAS have received considerable attention because of their potential to treat various neuropsychiatric conditions including depression, movement disorders, epilepsy, anxiety, and neurodegenerative diseases. We have conducted Phase 1 pharmacokinetic (“PK”) studies for each of our three lead NAS candidates which have demonstrated promising PK results, safety, and tolerability, and we will continue to evaluate additional undisclosed CNS-focused candidates.

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a non-invasive, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. The FDA agreed with our proposal for establishing the efficacy of LPCN 1154 through a pivotal PK bridge to an approved IV infusion brexanolone via a 505(b)(2) NDA filing. The company has completed an oral PK study, a food effect study, and a pilot PK bridge study of LPCN 1154, as a prelude to a pivotal study using the scaled up “to be marketed” formulation required for NDA filing.

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

Unmet Medical Need

We believe there is considerable unmet need within women with PPD due to lack of convenient and fast-acting oral therapies. Selective Serotonin Reuptake Inhibitors (“SSRIs”) have been the traditional first-line choice for women with severe PPD requiring weeks for onset of efficacy; therefore, a need for an oral treatment option with a faster onset of action remains a significant unmet need in treating PPD, especially in mothers with moderate to severe depression prone to harmful actions.

Injectable brexanolone (Zulresso™, SAGE Therapeutics) became the first FDA-approved treatment for postpartum depression. However, numerous factors limit the utilization of injectable brexanolone such as method of administration, cost, and safety concerns. In addition to Zulresso, SAGE Therapeutics received FDA approval for zuranolone (brand name ZURZUVAE™) in August, 2023 and Zurzuvae was launched commercially in December 2023. Zuranolone, a synthetic neuroactive steroid derivative, is an oral, once daily 14-day treatment for postpartum depression and is the first oral medication approved by the FDA for the treatment of postpartum depression. Per label, besides long terminal half-life of approximately 19.7 to 24.6 hours and dosage modifications needed for concomitant use with CYP3A4 modulators, warnings and precautions include CNS depressant effects, impaired ability to drive or engage in other potentially hazardous activities and embryo-fetal toxicity.

We believe LPCN 1154 targets the unmet need for robust rapid relief with 48-hour treatment duration through a convenient oral treatment candidate comprising bioidentical NAS with good tolerability.

LPCN 2101: NAS for Epilepsy

We are currently evaluating an additional NAS candidate, LPCN 2101, for women with epilepsy (“WWE”). We have completed pre-clinical and Phase 1 studies for LPCN 2101 which demonstrated promising PK results, safety and tolerability. In July 2022 our IND was accepted by the FDA for LPCN 2101 for adults with epilepsy and we plan to initiate a Phase 2 IND opening proof-of-concept study to evaluate the safety, tolerability, and efficacy of LPCN 2101 in 2024 subject to resource prioritization.

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

We recently completed a Phase 2 proof of concept (“POC”) study (NCT04874350) in male cirrhotic subjects to evaluate the therapeutic potential of LPCN 1148 for the management of sarcopenia. The Phase 2 POC study was a prospective, multi-center, randomized, placebo-controlled study in male sarcopenic cirrhotic patients. Subjects were initially randomized 1:1 to 1 of 2 arms. The treatment arm was an oral dose of LPCN 1148, and the second arm was a matching placebo. There were no restrictions on patients with respect to background therapies, including current standard of care, diet or exercise. The primary endpoint was a change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index, rates of breakthrough HE, and number of waitlist events, including all-cause mortality. Total treatment was 52 weeks, with 24-week placebo-controlled treatment subjects receiving LPCN 1148 in the 28-week open-label extension (“OLE”) phase of the study for the duration of the study through week 52. In July 2023, we announced that the Phase 2 study met the study primary endpoint, increased skeletal muscle index (L3-SMI) relative to placebo (P<.01), in patients with cirrhosis. The study also demonstrated improvements in clinical outcomes such as prevention of new decomposition events including HE, rates of hospitalizations, and patient reported outcomes (“PROs”). LPCN 1148 was well-tolerated, with adverse event (“AE”) rates and severities similar to placebo and no mortality was noted in the LPCN 1148 treatment group, nor were there any cases of drug-induced liver injury.

End of study results are expected by the end of the first quarter of 2024. Possible outcomes of interest from the Phase 2 study include continuation and/or extension of clinical outcomes observed after 24 weeks such as overall survival and new decompensation events (including HE and/or ascites occurrences), rates of survival to transplant, rates of hospitalizations, infections, etc., muscle changes such as muscle mass, body composition, myosteatosis (muscle fat), functional capacity changes such as liver frailty index (“LFI”), PROs, and biochemical markers including hematocrit for anemia status, albumin, creatinine/kidney function, etc. We plan to request a Type C meeting with the FDA to discuss the clinical development plan for LPCN 1148 in mid-2024.

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

LPCN 2203: Oral Product for Management of Essential Tremor

About Essential Tremor:

Essential Tremor (“ET”) is one of the most common movement disorders in the United States, affecting an estimated 7 million in the U.S. For ET patients, uncontrollable shaking of the hands, head, voice, or legs creates difficulty eating, dressing, writing, and pursuing other day-to-day tasks. The etiology of ET is largely unknown, but reduced GABAA receptor levels and decreased GABAergic activity have been observed in ET.

While ET is often associated with aging populations, ET can begin much earlier in life, with a progressive disease course that can eventually necessitate a care partner. Social anxiety and depressive symptoms can manifest in patients with ET as tremor severity increases and may negatively impact a patient’s ability to work and engage in hobbies. In an interview study of ET patients and care partners, the most common impacts on activities of daily living are pouring liquids and writing/typing (100%), and grooming/hygiene, drinking, dressing, eating, and reading (80-85%). Overall, 90% of participants noted the emotional impact of ET, with 75% reporting tremor-related worry or anxiety.

The only FDA approved pharmacological treatment for ET was approved more than 50 years ago, and the majority of patients with ET experience a sub-optimal response with standard-of-care treatments, highlighting numerous and compelling unmet needs in care such as daytime efficacy and improved tolerability, PRN or “as needed use” option, and a superior benefit-to-risk profile.

LPCN 2203 is an oral candidate for management of essential tremor comprising a bioidentical GABA modulating NAS. We have successfully completed oral pharmacokinetics with bioidentical GABA Modulating NAS and are planning to submit a protocol for a proof-of-concept phase 2 study for ET in the first half of 2024.(1) (2)

(1)	Ref: Louis ED, Ottman R. Tremor Other Kyperkinet Mov (NY). 2014;4:259.

(2)	Ref: Gerbasi et.al. Patient experiences in essential tremor: Mapping functional impacts to existing measures using qualitative research. MDS 2023.

Our Partnership Pipeline Product Candidates

We continue to pursue opportunities for partnering arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 1107, in addition to TLANDO and LPCN 1111 outside of the U.S. and Canada. We do not currently anticipate conducting any further significant development activities with respect to these products and product candidates, without the participation of a partner. There can be no guarantee that we will be able to identify or enter into partnering arrangements on terms that are beneficial to us or at all. Even if we do enter into partnering arrangements, such arrangements may not be sufficient to successfully develop and commercialize these products.

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Verity License Agreement, in January 2024 we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize TLANDO, our product for TRT, in the U.S. and Canada effective February 1, 2024. TLANDO received FDA approval on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of our Licensee, Verity.

Proof-of-concept for TLANDO was initially established in 2006, and subsequently TLANDO was licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first 2 calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the years ended December 31, 2023 and December 31, 2022, we incurred royalty expense of approximately $34,000 and $12,000, respectively, resulting from net sales of TLANDO.

Under the Pediatric Research Equity Act (“PREA”), since TLANDO received full FDA approval, under the Verity Licensing Agreement, Verity will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA may also require certain post-marketing studies to be conducted which will also be the responsibility of our Licensee, Verity.

Upon execution of the Verity License Agreement, Verity paid us an initial payment of $2.5 million which was received on signing of the License Agreement and $5 million received on February 1, 2024. Verity is also required to make an additional payment of $2.5 million to us before January 1, 2025 and an additional payment of $1 million to us before January 1, 2026. We are also eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year and/or development milestones with respect to products licensed by Verity under the Verity License Agreement. In addition, we will receive tiered royalty payments at rates ranging from 12% to up to 18% of net sales of TLANDO in the United States and Canada.

We are exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the United States and Canada, although no licensing agreement has been entered into by the Company. If and when an agreement is made with a partner, such arrangement would likely be partially contingent upon obtaining local regulatory approval. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

LPCN 1111: A Next-Generation Long-Acting Oral Product Candidate for TRT

As previously described, under the terms of the Verity License Agreement, we have licensed the development and commercialization rights to LPCN 1111 (TLANDO XR) in the U.S. and Canada to Verity. We will continue to explore the possibility of partnering LPCN 1111 with third parties outside the United States and Canada, although no partnering agreement has been entered into by the Company. No assurance can be given that any license agreement outside North America will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

LPCN 1111 is a next-generation, novel ester prodrug of testosterone comprised of testosterone tridecanoate (“TT”) which uses our proprietary delivery technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses in hypogonadal men. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, LPCN 1111 was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study. All future development and commercialization of LPCN 1111 in the U.S. and Canada will be the responsibility of our Licensee, Verity.

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

Research and Development

As disclosed in our development pipeline, we continue to build a diversified multi-asset pipeline of novel therapies. In 2023 and 2022, we spent $10.2 million and $8.6 million, respectively, on research and development.

Competition

Neuroactive Steroids Market overview

The unique potential mechanism of action (“MOA”) of NAS presents an opportunity to treat a variety of CNS disorders. Accordingly, multiple NAS as GABAA receptor PAMs are in active development for varied indications. Some companies engaged in development include SAGE Therapeutics, Inc., Marinus Pharmaceuticals, Praxis Precision Medicines, and Eliem Therapeutics.

Postpartum Depression

SAGE Therapeutics is currently marketing an injectable version of an endogenous neuroactive steroid, brexanolone, under the tradename of ZULRESSO™, for treatment in postpartum depression (“PPD”). In August 2023, the FDA approved ZURZUVAE (zuranolone) as an oral, once-daily, 14-day treatment for PPD. ZURZUVAE became commercially available in December 2023.

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

Currently, there are no FDA approved drugs to treat secondary sarcopenia in decompensated cirrhosis beyond treatment of the underlying conditions. Lipocine is a leader in pursuing treatment for subjects with decompensated cirrhosis with sarcopenia, however, there are candidates known to be under development for cirrhosis related indication(s).

GB 1211 (by Galecto), an oral galectin-3 inhibitor for advanced liver cirrhosis targeted for directly addressing fibrosis, targeted for initiation of a long-term cirrhosis trial in the first half of 2024, is in development being assessed in patients with moderate-to-severe cirrhosis (Child-Pugh classes B and C).

Reformulated Rifaximin SSD (by BAUSCH health) is in a Phase 3 study for Reduction of Early Decompensation in Cirrhosis with time to first occurrence of hepatic encephalopathy as the primary endpoint. Reportedly, a new drug application (“NDA”) is planned to be submitted 2026.

Testosterone Replacement Therapy Market Overview

The gel-based testosterone replacement products that are currently available include AbbVie’s AndroGel®, Lilly’s Axiron® Topical Solution and Endo’s Testim® and Fortesta® along with their respective authorized generics as well as the equivalent generic versions of each. Transdermal patches include Allergan’s Androderm®. Intramuscular forms of testosterone also exist although commercialized mostly in generic forms by multiple companies and in branded form as Aveed® by Endo. Additionally, Endo markets the buccal testosterone replacement therapy Striant® and the Testopel® implantable testosterone pellets, which it acquired from Auxillium in 2015. Antares Pharma, Inc. markets a sub-cutaneous weekly auto-injector testosterone therapy, Xyosted®. Acerus Pharmaceuticals markets an intranasal testosterone therapy, NATESTO®. Finally, Tolmar Pharmaceuticals markets an oral TRT, JATENZO®, which received FDA approval in March 2019 and Marius Pharmaceuticals markets an oral TU, KYZATREX®, which received FDA approval for treatment of those with Klinefelter’s Syndrome on August 22, 2022.

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

The FDA has granted a therapeutic equivalence rating of AB to “generic” versions of approved products which have been approved via a 505(b)(2) NDA. In July 2014, the FDA granted the AB rating to Perrigo’s 1% testosterone gel drug product (NDA 203098) approved in January 2013, and a BX rating to Teva’s 1% gel drug product (NDA 202763) approved in February 2012. Each are versions of AbbVie’s AndroGel 1.0% and employed 505(b)(2) submissions citing AndroGel as their reference listed drugs. Teva’s version was found to be bioinequivalent to AndroGel, hence the BX rating. Upsher-Smith Laboratories also received approval for a version of Endo’s Testim (Vogelxo™; NDA 204399) in June 2014 using the same pathway. In January of 2015, the FDA determined that Vogelxo™ is therapeutically equivalent to Testim and received an AB rating. In August 2015, the FDA granted AB rating to Perrigo’s 1.62% testosterone gel drug product (NDA 204268) which also received FDA approval in August 2015. Lilly and Acrux’s Axiron had patent expiry in February 2017. On July 6, 2017, Acrux confirmed that a generic version of Axiron® Topical Solution, 30 mg/1.5 mL (Testosterone Topical Solution, 30 mg/1.5 mL) has been launched in the United States by Perrigo Company plc. Acrux also confirmed the availability of an authorized generic version of Axiron in the United States, through a marketing and distribution agreement between Lilly and Company and a leading authorized generics company.

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

NASH Market Overview

There are currently no medications approved for the treatment of NASH. However, various therapeutics are used off-label for the treatment of NASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodeoxycholic acid. There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of NASH, including FGF21 stimulants such as BIO89-100 (89bio), Efruxifermin (EFX; Akero Therapeutics), FGF19 Analog:Aldafermin (NGM Biopharmaceuticals); FXR Agonists: PXL065 (Pxel) ;Vonafexor (EYP001) (Enyo Pharma:) Glucagon-like Peptide-1 (GLP-1) Agonist: Peroxisome Proliferator-activated Receptor (PPAR) Regulator: Lanifibranor (Inventiva);THR-β Agonis:t VK2809 (Viking Therapeutics), and Resmetirom (Madrigal Pharmaceuticals).

Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NASH  include, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Durect Corporation, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Immuron Ltd., Ionis Pharmaceuticals, Inc., Islet Sciences, Inc., MediciNova, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Inc., Novo Nordisk A/S, NuSirt Sciences Inc., Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. In December 2022, Madrigal announced achievement of liver histological improvement endoints that the FDA proposed as reasonably likely to predict clinical benefit from the pivotal Phase 3 MAESTRO-NASH clinical trial of resmetirom for the treatment of NASH and liver fibrosis. Madrigal has submitted an NDA to the FDA and was granted Priority Review for Resmetirom for the treatment of non-cirrhotic NASH with liver fibrosis and has been assigned a PDUFA date of March, 14, 2024.

Hydroxyprogesterone caproate, or HPC, Preterm Birth, or PTB, Market Overview

PTB is defined as delivery before 37 weeks of gestation. The only approved therapy for prevention of PTB in women with a prior history of at least one preterm birth (approximately 145,000 pregnancies annually) which was a weekly intramuscular injection of HPC, marketed by Covis under the brand name Makena®, was pulled from the market effective April 6, 2023 because the PROLONG trial failed to verify the clinical benefit of Makena. The FDA concluded that the available evidence does not show Makena is effective for its approved use and withdrew its approval of Makena and ordered the immediate withdrawal of Makena and several approved generic versions of the drug, making it unlawful for the drug to be distributed in the US.

Intellectual Property

Drug Delivery Technologies for Lipophilic Drug Substances

Our patent portfolio is directed to various types of compositions and methods for delivery of lipophilic drugs, which are drugs that are soluble in lipids. Our FDA approved product, TLANDO, is an oral formulation of the lipophilic prodrug TU, utilizing our proprietary technology for improved delivery of lipophilic therapeutic agents.

As of March 7, 2024, our intellectual property patent portfolio consists of various issued patents and patent applications related to Oral TU, LPCN 1111, LPCN 1107, LPCN 1144/1148, and Neurosteroids/CNS treatments both in the U.S. and in multiple countries outside of the U.S.

We also hold license rights in fields other than cough and cold, to 2 U.S. patents and 1 U.S. application (and related foreign patents and applications) that we previously assigned to Spriaso LLC, which could be possibly used with future product candidates.

Additionally, we have 12 U.S. patents that we plan to list in the FDA Orange Book for TLANDO that are expected to expire between 2029 and 2041. If we or our Licensee are marketing the TLANDO product at the time the patents expire and have no other issued U.S. patents covering the product, then we will lose certain advantages that come with FDA Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the 12 patents.

We expect to file new patent applications in the future to further cover various aspects of our products and product development.

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

21st Century Cures Act

The 21st Century Cures Act (Public Law No. 144-255) was enacted on December 13, 2016. This sweeping legislation makes significant changes to the way that FDA approves new drugs and medical devices. Among other things, the legislation calls on the FDA to consider new types of data, such as patient experience data, in its drug approval process. The legislation also permits drug manufacturers to utilize new types of clinical trial designs in order to collect data in the drug approval process. The intent of many of the statute’s provisions are to speed the approval of new drugs and medical devices. Whether the 21st Century Cures Act realizes these goals will depend on the adoption of new FDA regulations, policy guidance and FDA approval practices, many of which the agency has not yet proposed or issued.

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

The Inflation Reduction Act of 2022 (Pub. L. No. 117-169) was signed into law on August 16, 2022, and includes a number of provisions aimed at lowering prescription drug costs and reducing government spending on drugs. This includes a requirement that the Department of Health and Human Services negotiate a “maximum fair price” with drug manufacturers for certain single-source brand drugs or biologics without generic or biosimilar competitors that are covered under Medicare Part D and Part B. This pricing will begin in 2026 for Medicare Part D and 2028 for Medicare Part B. An excise tax is imposed on drug manufacturers that fail to comply with the required negotiation process. In addition, the law requires drug manufacturers to pay a rebate to the federal government if the price for almost all drugs covered under Medicare Part D (starting in 2022), and single-source drug or biologics covered under Medicare B (starting in 2023), increase greater than the inflation rate. The rebate amount equals the number of drug units sold in Medicare multiplied by the amount the drug’s price exceeds the inflation-adjusted price. The law also modifies the Medicare Part D benefit structure to cap the amount beneficiaries must spend on drug costs and increase the discounts manufacturers are required to pay. The Inflation Reduction Act of 2022 signals an increased desire to control the prices and costs associated with pharmaceutical products. In recent years, state laws have been enacted to lower prescription drug costs and prices. In some states, such as Colorado and Maryland, a drug affordability board was created to identify specific drugs that are particularly costly or otherwise create affordability challenges. These drug affordability boards have authority to either implement or recommend upper payment limits for these drugs. This legislation, as well as any future statutes or regulations at the federal or state level, may impact reimbursement for our product candidates and may challenge our ability to realize an appropriate return on our investment in research and product development.

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

Employees

As of December 31, 2023, we had 17 full time employees and we also utilize the services of consultants on a regular basis. Twelve employees are engaged in drug development activities and five are in general and administration functions and the majority of our employees work out of our Salt Lake City facility. The Company continually evaluates the business need and opportunity and balances in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers. None of our employees are represented by labor unions or covered by collective bargaining agreements and we consider our relations with our employees to be good.

We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity.

Reverse Stock Split

On May 10, 2023, our Board approved a reverse stock split of 1-for-17. We filed the Amendment to its Certificate of Incorporation with the Secretary of the State of Delaware on May 10, 2023, and the Amendment became effective at 5:00 pm Eastern Time on May 11, 2023. Our shares began trading on a split-adjusted basis on the Nasdaq Capital Market commencing upon market open on May 12, 2021. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split. All common stock and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock splits.

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

Risk Factors Summary

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Risks Relating to Our Business and Industry

●	the timelines of our clinical trials;
●	the early stage of development of LPCN 1154, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, LPCN 1111 and LPCN 1107;
●	the early stage of development of our research and development programs and processes and the risk of competition;
●	there can be no assurance as to our ability to file an NDA for LPCN 1154 for postpartum depression or our ability to utilize the streamlined approval pathway under 505(b)(2);
●	the regulatory requirements for our product candidates and the possibility that regulatory approval will not be received;
●	the commercial success of our licensed product candidate, TLANDO;
●	the possibility that T-replacement therapies could be found to create, or could be perceived to create, health risks;
●	any possible failure to obtain adequate healthcare reimbursement for our products;
●	competition in the TRT market, including the entrance of generic TRTs into the market;
●	our Licensee’s ability to commercialize TLANDO may be limited;
●	successful commercialization of our product candidates internally or through collaborators;
●	the possibility that we may never receive regulatory approval to market our products outside the United States;
●	the stringent government regulations concerning the clinical testing of our products;
●	the market’s acceptance of our products;
●	physicians and patients using other products may not switch to our product;
●	the possibility that regulatory agencies could find that we have improperly promoted off-label uses;
●	any possible failure to comply with federal and state healthcare laws;
●	our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel;
●	difficulties in managing the growth of the Company;
●	re-importation of drugs from foreign countries into the United States by our competitors;
●	any product liability claims;
●	any failure to comply with the Controlled Substances Act;
●	the defense and resolution of any litigation;
●	cyber security risks;

Risks Related to Our Dependence on Third Parties

●	our reliance on third-party contractors and service providers for the execution of some aspects of our development programs;
●	our reliance on contract research organizations or other third parties to assist us in conducting clinical trials;
●	our reliance on suppliers for the active and inactive ingredients for our products;
●	our ability to establish successful collaborations for our products;

Risks Related to Ownership of Our Common Stock

●	our stock price’s reaction to the results and timing of clinical trials, regulatory and other decisions;
●	the effectiveness of our internal control over financial reporting;
●	the cost and expense to comply with the requirements of being a public company;
●	the volatility of our share price;
●	fluctuations in the value of our warrants outstanding from the November 2019 Offering;
●	the possibility of delisting of our securities from the Nasdaq Capital Market;
●	anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law and our stockholder rights plan;
●	the right of the holders of the common warrants issued in the November 2019 Offering to receive the Black Scholes value of the warrants in the event of a fundamental transaction;
●	our decision not to pay dividends on our common stock;
●	our management and directors’ ability to exert influence over our affairs;
●	volatility in the trading price of our common stock;
●	any failure of securities or industry analysts to publish accurate research about our business;

Risks Relating to Our Financial Position and Capital Requirements

●	our need for and ability to obtain substantial additional capital in the future;
●	potential dilution to our existing stockholders from raising any additional capital;
●	our inability to predict when we will generate product revenues or achieve profitability;
●	our incurrence of significant operating losses;
●	any fluctuation in our operating results;

Risks Relating to Our Intellectual Property

●	our ability to protect our intellectual property;
●	our ability to obtain additional protection under the Drug Price Competition and Patent Term Restoration Act;
●	the possibility of incurring substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, or our inability to protect our rights to our products and technology;
●	the cost and expense, and any unfavorable outcomes, resulting from any claims for infringing intellectual property rights of third parties;
●	the fact that we do not have patent protection for our product candidates in a significant number of countries;
●	our ability to comply with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies; and
●	the possibility that we may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Relating to Our Business and Industry

The timelines and costs of our clinical trials may be impacted by numerous factors and any delays may adversely affect our ability to execute our current business strategy.

Our expectations regarding the success of our product candidates, including our clinical candidates and lead compounds, and our business are based on projections which may not be realized for many scientific, business or other reasons. We therefore cannot assure investors that we will be able to adhere to our current schedule. We set goals that forecast the accomplishment of objectives material to our success: selecting clinical candidates, product candidates, failures in research, the inability to identify or advance lead compounds, identifying target patient groups or clinical candidates, the timing and completion of clinical trials, and anticipated regulatory approval. The actual timing of these events can vary dramatically due to factors such as available capital resources, slow enrollment of subjects in studies, uncertainties in scale-up, manufacturing and formulation of our compounds, failures in research, the inability to identify clinical candidates, failures in our clinical trials, requirements for additional clinical trials and uncertainties inherent in the regulatory approval process and regulatory submissions. Decisions by our partners or collaborators may also affect our timelines and delays in achieving manufacturing capacity. The length of time necessary to complete clinical trials and to submit an application for marketing approval by applicable regulatory authorities may also vary significantly based on the type, complexity and novelty of the product candidate involved, as well as other factors. In addition, the development of our product candidates will require significant capital resources and we may not be able to raise sufficient additional capital to fund continued development. Further, we may choose to allocate available capital resources to development of product candidates that do not ultimately achieve commercialization.

LPCN 1154 is still in development and may not be further developed or achieve commercialization for a variety of reasons.

LPCN 1154 is still in development and we plan to conduct a pivotal trial in 2024. There can be no assurance as to the results of the pivotal trial or the timing or completion of any NDA filing relating to LPCN 1154 for postpartum depression. In particular, there can be no assurance that we are able to complete required trials in a timely manner or demonstrate efficacy or meet the requirements of a 505(b)(2) pathway and we may be required to undertake additional clinical studies prior to filing an NDA for LPCN 1154. We are exploring the possibility of partnering LPCN 1154 to a third party for commercialization, however we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. If we are unable to successfully partner or otherwise develop LPCN 1154, LPCN 1154 may never be successfully commercialized.

LPCN 2101 is in a very early stage of development and may not be further developed for a variety of reasons.

Our oral NAS comprising program LPCN 2101 is in a very early stage of development and consequently the risk that we may fail to commercialize LPCN 2101 and related products is high. We have only conducted Phase 1 clinical studies of LPCN 2101 and the ultimate regulatory or technical success of the neuroactive steroids under investigation in these programs is uncertain. The current limited pre-clinical and phase 1 results we have observed may not be replicated in larger studies, future PK, Phase 2, or pivotal studies with a potential “to be marketed formulation”. We may not be able to further test in-clinic in a timely manner or at all due to other regulatory hurdles.

In addition, our oral NAS product candidate LPCN 2101 may not be effective in treating WWE or any other indications or may not have differentiation from competitive products on the market or in development. We may expend significant resources before determining that these programs are not viable candidates for regulatory approval and commercialization.

LPCN 2203 is in an early stage of development and may not be further developed for a variety of reasons.

Our oral NAS comprising programs (including LPCN 2203) are in a very early stage of development and consequently the risk that we may fail to commercialize LPCN 2203 and related products is high. We have only conducted Phase 1 clinical studies with the active pharmaceutical ingredient in LPCN 2203 and the ultimate regulatory or technical success of the neuroactive steroids under investigation in these programs is uncertain. The current limited pre-clinical and Phase 1 results we have observed may not be replicated in larger studies, future PK, Phase 2, or pivotal studies. We may not be able to further test in-clinic in a timely manner or at all due to other regulatory hurdles.

In addition, our oral NAS product candidate LPCN 2203 may not be effective in treating ET or may not have differentiation from competitive products on the market or in development. We may expend significant resources before determining that these programs are not viable candidates for regulatory approval and commercialization.

LPCN 1148 is in a very early stage of development for management of liver cirrhosis in male patients and while there are no therapies specifically approved by the FDA for secondary sarcopenia or cirrhosis beyond treatment of underlying conditions, there are candidates known to be under development for cirrhosis related indication(s).

LPCN 1148 is in a very early stage of development and consequently the risk that we may fail to commercialize or partner LPCN 1148 and related products is high. This development program is susceptible to technical failures in future clinical studies and regulatory hurdles for further testing and/or meeting the FDA’s needs for NDA filing or approval. The result of the Phase 2 study may not be indicative of ultimate success in a larger Phase 2/3 clinical study and, although we are exploring the possibility of partnering LPCN 1148 to a third party for further development and commercialization, we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. While we believe there is a potential to gain Orphan Drug Designation for an indication or condition in male liver cirrhosis, the FDA may not grant such designation which could adversely impact development or the commercial potential of LPCN 1148.

LPCN 1111 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 1111 is in a very early stage of development. We have completed a Phase 2a and Phase 2b study in hypogonadal men. Future studies may not have clinical results that support continued development and/or a path towards regulatory approval and commercialization.

In addition, the active ingredient in LPCN 1111 has only been manufactured on a small scale. Further, our Licensee may choose not to engage in further development of LPCN 1111 or, if developed, to effectively commercialize LPCN 1111 in the U.S. or Canada. In addition, the anticipated Phase 3 program for an NDA filing for LPCN 1111 could be very long and expensive, and LPCN 1111 may never be successfully further developed or commercialized.

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

The FDA has concluded that Makena, based on Makena’s failed definitive PROLONG study, a competing product with the same active ingredient and similar target indication, is ineffective and has withdrawn Makena from the market. It is entirely possible that any pivotal study on LPCN 1107 may require a placebo-controlled trial design. Therefore, we and/or our partner may face significant challenges in patient recruitment for a placebo-controlled trial, be faced with significant resource investment to conduct additional trials, and face potential perceived risk of efficacy failure in a pivotal study resulting in no further development of LPCN 1107.

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

In addition, a number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials, even after achieving positive results in early-stage development. The FDA currently insists on histopathology endpoints for diagnosis and assessment of efficacy of treatment for NASH with LPCN 1144 in a pivotal trial. Accordingly, our results from our LiFT study may not be predictive of the results we may obtain from further studies and trials.

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

Our clinical product candidates are at an early stage of development and will require significant further investment and regulatory approvals prior to marketing and commercialization. As such, our product development processes for LPCN 1154, LPCN 2101, LPCN 2203, and LPCN 1148, in addition to LPCN 1111, LPCN 1144, and LPCN 1107 are very risky and uncertain, and our product candidates may fail to advance beyond the current study. Even if we obtain required financing, we cannot ensure successful product development or that we will obtain regulatory approval or successfully commercialize or partner any of our product candidates and generate product revenues.

All of our clinical candidates will be subject to extensive regulation which can be costly and time consuming, cause delays or prevent approval of the products for commercialization.

Our clinical development of LPCN 1154, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and LPCN 1107 and any future product candidates is subject to extensive regulations by the FDA. Product development is a very lengthy and expensive process and can vary significantly based upon the product candidate’s novelty and complexity. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

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

In order to obtain regulatory clearance for the commercial sale of any of our product candidates, we must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. Obtaining approval of any of our product candidates is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval for many reasons, including:

●	we may not be able to demonstrate that the product candidate is safe and effective to the satisfaction of the FDA;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

●	the contract research organization that we retain to manage our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

●	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that a particular product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA may disagree with our interpretation of data from our preclinical studies and/or clinical trials or may require that we conduct additional trials;

●	the FDA may not accept data generated at our clinical trial sites;

●	if an NDA, once submitted, is reviewed by an Advisory Committee, the FDA may have difficulties scheduling an Advisory Committee meeting in a timely manner or the Advisory Committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

●	the FDA may require development of a REMS as a condition of approval;

●	the FDA may require longer or additional duration of stability data on the clinical lots prior to initiation of further clinical trials; and

●	the FDA may identify deficiencies in the formulation or stability of our product candidates or products, or relating to our manufacturing processes or facilities, or in the processes and facilities of the contract manufacturing organization (“CMO”), our suppliers, or other third parties that may be utilized in the production supply chain of our products.

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

We are dependent on the commercial success of our licensed product, TLANDO, for royalty revenue and potential milestone payments.

TLANDO is currently our only product that has completed Phase 3 clinical trials. On February 1, 2024, we transitioned the commercialization of TLANDO to Verity from our previous licensee Antares. In January 2024, we entered into the Verity License Agreement with Verity, pursuant to which we granted Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product with respect to TRT in the U.S. and Canada. None of our other products have been approved for sale. Therefore, at this stage, our ability to realize revenue depends on TLANDO’s successful commercialization. The commercial success of TLANDO depends almost entirely on Verity’s commercialization efforts and we have very limited ability to influence Verity’s efforts, including the amount and timing of resources they devote, if any, to the commercialization of TLANDO. On March 29, 2022, the FDA granted approval to TLANDO for testosterone replacement therapy in adult males indicated for conditions associated with a deficiency or absence of endogenous testosterone: primary hypogonadism (congenital or acquired) and hypogonadotropic hypogonadism (congenital or acquired). Our ability to realize royalty revenue, will depend on the commercialization efforts of Verity. If Verity is not able to successfully commercialize TLANDO, we may not realize any royalty revenue under the Verity License Agreement and our business could be adversely affected. Additionally, regulatory approval of TLANDO may be withdrawn and the failure to maintain regulatory approvals would prevent TLANDO from being marketed and could have a material adverse effect on our business.

Under the PREA, our licensing partner, Verity, will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA required certain post-marketing studies including: (i) conducting an appropriately designed label comprehension and knowledge study that assesses patient understanding of key risk messages in the Medication Guide for TLANDO and (ii) conducting an appropriately designed one-year trial to evaluate development of adrenal insufficiency with chronic TLANDO therapy. Verity is responsible for conducting these post-marketing studies. The ramifications of the results of these studies conducted by Verity, or the ramifications of Verity’s inability or unwillingness to conduct these studies, are unknown to us and would be the between Verity and the FDA.

In the event that we seek regulatory approval of TLANDO outside the United States and Canada, such markets have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of TLANDO in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

If T-replacement therapies are found, or are perceived, to create health risks, our ability to realize any revenue from TLANDO and LPCN 1111 could be materially adversely affected, and our business could be harmed. Physicians and patients may be deterred from prescribing and using T-replacement therapies, which could depress demand for TLANDO and compromise the successful commercialization of TLANDO.

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

The FDA has also required that certain post-marketing studies be conducted to (i) assess patient understanding of key risks relating to TLANDO and (ii) evaluate development of adrenal insufficiency with chronic TLANDO therapy. Verity is responsible for conducting these post-marketing studies. Negative outcomes from such studies could adversely affect the ability of Verity to successfully commercialize TLANDO, which would adversely affect our ability to realize royalty revenue under the Verity License Agreement.

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

The Centers for Medicare and Medicaid Services issued an interim final rule on November 20, 2020, that would tie prices for certain drugs under Medicare Part B to the lowest price for those drugs available in certain countries that are members of the Organization for Economic Co-operation and Development. This rule was rescinded in December 2021. If resurrected, any similar proposal could result in lower prices for pharmaceutical products in general.

The Inflation Reduction Act of 2022 (Pub. L. No. 117-169) was signed into law on August 16, 2022 and includes a number of provisions aimed at lowering prescription drug costs and reducing government spending on drugs. This includes a requirement that the Department of Health and Human Services negotiate a “maximum fair price” with drug manufacturers for certain single-source brand drugs or biologics without generic or biosimilar competitors that are covered under Medicare Part D and Part B. This pricing will begin in 2026 for Medicare Part D and 2028 for Medicare Part B. An excise tax is imposed on drug manufacturers that fail to comply with the required negotiation process. In August 2023 the Biden Administration released the first round of drugs subject to this new Medicare Drug Pricing Negotiation Program. In addition, the law requires drug manufacturers to pay a rebate to the federal government if the price for almost all drugs covered under Medicare Part D (starting in 2022), and single-source drug or biologics covered under Medicare B (starting in 2023), increase greater than the inflation rate. The rebate amount equals the number of drug units sold in Medicare multiplied by the amount the drug’s price exceeds the inflation-adjusted price. The law also modifies the Medicare Part D benefit structure to cap the amount beneficiaries must spend on drug costs and increase the discounts manufacturers are required to pay. The Inflation Reduction Act of 2022 signals an increased desire to control the prices and costs associated with pharmaceutical products. A number of states have adopted drug affordability legislation which permits a drug affordability board to implement or recommend upper payment limits for drugs identified as posing affordability challenges. This legislation, as well as any future statutes or regulations at the federal or state level, may impact reimbursement for our product candidates and may challenge our ability to realize an appropriate return on our investment in research and product development. Any further legislative or administrative action to reduce reimbursement or health benefits to beneficiaries under the Medicare or Medicaid program could affect the payment we could collect from sale of any product in the United States.

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

The following T-replacement therapies currently on the market in the United States compete with TLANDO:

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

Based on publicly available information, we believe that several other T-replacement therapies that would be competitive with TLANDO are in varying stages of development. These therapies include T-gels, oral-T, an aromatase inhibitor, a new class of drugs called Selective Androgen Receptor Modulators and hydroalcoholic gel formulations of dihydrotestosterone (“DHT”).

In light of the competitive landscape above, TLANDO will not be the only oral TRT to market, which may significantly affect the market acceptance and commercial success of TLANDO.

Furthermore, many of our potential competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other marketing approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than our products and may render our products obsolete or non-competitive before we can recover the expenses of developing and commercializing them. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Failure to successfully compete in this market could materially and negatively impact our business and operations.

Our Licensee’s ability to commercialize TLANDO may be limited.

Our Licensee partner’s ability to commercialize TLANDO is uncertain. Our Licensee’s ability to successfully commercialize TLANDO is contingent upon numerous factors including, among other things, the completion of post-marketing studies, the availability of supplies, commercial acceptance by patients, the medical community, and third-party payors, and the resources that our Licensee devotes to the commercialization of TLANDO. If our Licensee is unable to successfully commercialize TLANDO at scale, our business and operations could be adversely affected.

We will not be able to successfully commercialize our product candidates without establishing sales, marketing and market access capabilities internally or through collaborators.

We currently do not have sales, marketing and market access staff. If and when any of our product candidates are commercialized, we may not be able to find suitable sales and marketing staff and collaborators for our product candidates. The outside collaborators we work with, including Verity under the Verity License Agreement with respect to TLANDO, may not be adequate or successful and any collaborators could terminate or materially reduce the effort they direct to our products. The development of collaborations or an internal sales force and marketing, market access and sales capability will require significant capital, management resources and time. The cost of establishing such a sales force may exceed any potential product revenues and our marketing, market access and sales efforts may be unsuccessful. If we are unable to develop an internal marketing, market access and sales capability or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to successfully commercialize our product candidates.

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

For example, to our knowledge, HPC has not been administered orally in a published clinical trial in any pregnant woman for the prevention of PTB. We cannot be certain of the safety profile upon single oral or multiple oral administration of LPCN 1107 to the patient or the fetus and its long term side effects on the mother as well as the child because (i) oral performance of LPCN 1107 may be substantially different from efficacy and/or safety standpoint compared to previously commercialized intramuscular HPC, Makena, and (ii) oral delivery of HPC could have a very different PK and/or pharmacodynamic profile that has never been experienced with non-oral administration of HPC, thus having its own significant liability exposure independent of known safety of non-oral HPC in humans.

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

Securities legislation in the United States makes it relatively easy for stockholders to sue companies. This can lead to frivolous lawsuits which take substantial time, money, resources and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. Biotechnology and pharmaceutical companies, including us, have experienced significant stock price volatility in recent years, increasing the risk of such litigation. As we defend class action lawsuits or future patent infringement actions should they be filed, or if we are required to defend future actions brought by shareholders, we may be required to pay substantial litigation costs and managerial attention and financial resources may be diverted from business operations even if the outcome is in our favor. In addition, while our insurance carrier may cover the costs of settling claims, the Company’s capital resources are critical to its continued operations, and the payment of litigation settlements and associated legal fees diverts these capital resources away from our operations, even if such amounts do not have a material impact on our financial statements.

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleges that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit seeks certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We have insurance that covers claims of this nature. The Company filed a motion to dismiss the class action lawsuit on July 24, 2020. In response, the plaintiffs filed their response to the motion to dismiss the class action lawsuit on September 22, 2020 and the Company filed its reply to its motion to dismiss on October 22, 2020. A hearing on the motion to dismiss occurred on January 12, 2022. On April 14, 2023, a judgment was issued ordering the case dismissed with prejudice and closure of the action. Although this outcome was in favor of our current and former officers and directors, we incurred litigation costs and expended managerial resources defending ourselves against these allegations. In addition, there can be no assurance that we will not experience similar claims in the future.

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

Risks Related to Our Dependence on Third Parties

We may enter into license agreements and/or collaborations with third parties for the development and commercialization of our drug candidates. If those collaborations, including, without limitation, our license arrangement with Verity for the development and commercialization of TLANDO, are not successful, we may not be able to capitalize on the market potential of these drug candidates and may have to alter our development and commercialization plans for our products.

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of LPCN 1154, LPCN 2101, LPCN 2203, LPCN 1144, LPCN 1148, or LPCN 1107. We have entered into the Verity License Agreement for TLANDO and LPCN 1111 with respect to TRT in the U.S. We intend to continue to develop our product candidates in the United States with or without a partner although our ability to advance these product candidates will depend on our capital resources and/or our ability to find a suitable partner to further develop our product candidates. In order to commercialize our TLANDO product candidates in the United States and Canada, we have partnered with Verity with respect to TLANDO and LPCN 1111 and we will likely look to establish partnership arrangements with respect to the development of some of our other product candidates. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our development plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of our product candidates. On January 12, 2024, we entered into the Verity License Agreement with Verity, pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO and LPCN 1111 products with respect to TRT in the U.S. and Canada. Consequently, our ability to generate any revenues from TLANDO with respect to TRT in the U.S. and Canada depends on the efforts of Verity to commercialize TLANDO. We have very limited control over the amount and timing of resources that Verity dedicates to these efforts.

Our ability to generate revenues from this and other collaborative arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions agreed to with them in these arrangements. License agreements and/or collaborations involving our drug candidates, such as our agreement with Verity, pose numerous risks to us, including the following:

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

If our license arrangements with Verity, or any future license or collaboration we may enter into, if any, are not successful, our business, financial condition, results of operations, prospects and development and commercialization efforts may be adversely affected. Any termination or expiration of the Verity License Agreement, or any future license or collaboration we may enter into, if any, could adversely affect us financially or harm our business reputation, development and commercialization efforts.

We rely upon third-party contractors and service providers for the execution of some aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.

We outsource certain functions, tests and services to contract research organizations (“CROs”), medical institutions and collaborators; and also outsource manufacturing to collaborators and/or contract manufacturers (“CMOs”). We also rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. We may also engage a CRO to run all aspects of a clinical trial on our behalf. There is no assurance that such individuals or organizations will be able to provide the functions, tests, drug supply or services as agreed upon or in a quality fashion. Any failure to do so could cause us to suffer significant delays in the development of our products or processes.

Due to our reliance on CROs or other third parties to assist us or who have historically assisted us in conducting clinical trials, we will be unable to directly control all aspects of our clinical trials.

We engaged a CRO to conduct our SOAR, DV and DF Phase 3 clinical studies for TLANDO, as well as the ABPM study for TLANDO. Additionally, we utilized a CRO for the Phase 2 LiFT clinical study for LPCN 1144, the Phase 2 clinical study for LPCN 1148 and the pilot and future pivotal studies for LPCN 1154. As a result, we have less direct control over the conduct of our clinical trials, the timing and completion of the trials and the management of data developed through the trials than if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, including CROs, may:

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

We and our Licensee rely on a single third-party supplier for our supply of testosterone esters, the active pharmaceutical ingredient of TLANDO, LPCN 1111, LPCN 1148, and LPCN 1144. Since there are only a limited number of testosterone esters suppliers in the world, if this supplier ceases to provide us with testosterone esters, we or our Licensee may be unable to procure testosterone esters on commercially favorable terms and/or may not be able to obtain testosterone esters in a timely manner. Furthermore, the limited number of suppliers of testosterone esters may provide such companies with greater opportunity to raise their prices. If we or our Licensee are unable to obtain testosterone esters in a timely manner and/or in sufficient quantities, our ability to develop, and potentially commercialize, LPCN 1111, LPCN 1148, and LPCN 1144 may be adversely affected. In addition, any increase in price for testosterone esters will likely reduce our potential gross margins for LPCN 1148 and LPCN 1144.

We rely on limited suppliers for our supply of NAS, the active pharmaceutical ingredients of LPCN 1154, LPCN 2101, and LPCN 2203 and the loss of these limited suppliers could harm our business.

We rely on a limited third-party supplier for our supply of NAS, the active pharmaceutical ingredients of LPCN 1154, LPCN 2101, and LPCN 2203. Since there are only a limited number of NAS suppliers in the world, if a supplier ceases to provide us with NAS, we may be unable to procure NAS on developmental or commercially favorable terms. Furthermore, the limited number of suppliers of NAS may provide such suppliers with a greater opportunity to raise their prices. If we are unable to obtain NAS in a timely manner and/or in sufficient quantities, our ability to develop LPCN 1154, LPCN 2101, and LPCN 2203 may be adversely affected.

If we do not establish successful collaborations, we may have to alter our development and commercialization plans for our products.

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of LPCN 1148, LPCN 1144, or LPCN 1107. We intend to continue to develop some of our product candidates in the United States without a partner although our ability to advance these product candidates will depend on our capital resources. However, in order to commercialize our product candidates in the United States, we will likely look to establish a partnership or co-promotion arrangement with an established pharmaceutical company that has a sales force, collaborate on the establishment of an internal sales force or build an internal sales force on our own. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

If we are successful in entering into collaborative arrangements and any of our collaborative partners do not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if any future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of our product candidates on our own in such locations.

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

●	the success of the commercialization of TLANDO;

●	plans for, costs of, progress of and results from clinical trials of our product candidates;

●	the failure of our product candidates to receive FDA approval;

●	regulatory uncertainty in the TRT class;

●	FDA Advisory Committee meetings and related recommendations including meetings convened on the TRT class or on similar companies;

●	announcements by the FDA that may impact on-going clinical studies related to safety or efficacy of TRT products;

●	product approval and potential FDA required labeling language and/or Phase 4 study commitments;

●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	our ability to license our products to third parties;

●	failure to engage with collaborators or build an internal sales force to commercialize our products should a product candidate other than TLANDO receive FDA approval;

●	the success or failure of other TRT products or non-testosterone based testosterone therapy products;

●	failure of our products, if approved, to achieve commercial success;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	variations in our quarterly operating results;

●	changes in our financial guidance or securities analysts’ estimates of our financial performance;

●	changes in accounting principles;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	additions or departures of key personnel;

●	discussion of us or our stock price by the press and by online investor communities;

●	our cash balance; and

●	other risks and uncertainties described in these risk factors.

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

In November 2019, we completed a public offering of common stock and warrants to purchase common stock (the “November 2019 Offering”). Gross proceeds from the November 2019 Offering were approximately $6.0 million. In the November 2019 Offering, the Company sold (i) 614,706 Class A Units, with each Class A Unit consisting of one share of common stock and a common stock warrant to purchase one share of common stock, and (ii) 91,177 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of a common stock and one common stock warrant to purchase one share of common stock at a price of $8.50 per Class A Unit and $8.4998 per Class B Unit. The pre-funded warrants were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $0.0017 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $8.50 per share and expire on November 17, 2024. As of December 31, 2023, there were 64,362 warrants from the November 2019 offering outstanding.

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. As of December 31, 2023, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was approximately $17,000. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at a point in time, we ultimately may incur amounts significantly different than the carrying value of the liability.

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

As of December 31, 2023, our executive officers and directors beneficially owned approximately 5.9% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year, and it may continue to be volatile. During 2023, our common stock has traded as low as $2.36 and as high as $9.86 per share. We cannot predict the price at which our common stock will trade in the future, and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

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

We will need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

●	market conditions for raising capital, particularly for life science companies;
●	current and future clinical trials for our product candidates, including for LPCN 1154, LPCN 2101, LPCN 2203 and LPCN 1148;
●	regulatory actions of the FDA;
●	the scope, size, rate of progress, results and costs of completing ongoing clinical trials and development plans with our product candidates;
●	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;
●	payments received under any current or future license agreements, strategic partnerships or collaborations;
●	the cost of filing, prosecuting and enforcing patent claims;
●	the costs associated with commercializing our product candidates if we receive marketing approval for product candidates other than TLANDO, including the cost and timing of developing internal sales and marketing capabilities or entering into strategic collaborations to market and sell our products;
●	the costs of on-going and future litigation; and
●	funding additional product line expansions.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2025, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2025, to support our operations, the on-going clinical development of our product candidates, and compliance with regulatory requirements. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies.

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

We have focused a significant portion of our efforts on developing TLANDO and more recently on our oral neuroactive steroids LPCN 1154 and LPCN 2101, LPCN 1148, and LPCN 1144. We have funded our operations to date through sales of our equity securities, debt, and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of December 31, 2023, we had an accumulated deficit of $199.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with clinical trials associated with our oral neuroactive steroids LPCN 1154, LPCN 2101, LPCN 2203, and LPCN 1148, and LPCN 1144 and LPCN 1107, if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and LPCN 1107 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our product candidates, their respective formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates, once commercialized, is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these products and activities.

The patent positions of pharmaceutical, biopharmaceutical and related companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. There have been changes regarding how patent laws are interpreted, and both the United States Patent and Trademark Office (“USPTO”) and Congress have enacted radical changes to the patent system. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents and/or the patents and applications of our collaborators and licensors. The patent situation in these fields outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or which we license or third-party patents.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

●	others may be able to make or use compounds that are the same or similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;

●	the Active Pharmaceutical Ingredients (“APIs”) in our licensed product TLANDO and current product candidates LPCN 1154, LPCN 1148, LPCN 1144, LPCN 1111, and LPCN 1107 are, or may soon become, commercially available in generic drug products, and no patent protection may be available without regard to formulation or method of use;

●	we may not be able to detect infringement against our owned or licensed patents, which may be especially difficult for manufacturing processes or formulation patents;

●	we might not have been the first to make the inventions covered by our issued patents or pending patent applications or those we license;

●	we might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	it is possible that our pending patent applications or those of our licensor will not result in issued patents;

●	it is possible that there are dominating patents to any of our product candidates of which we are not aware;

●	it is possible that there are prior public disclosures that could invalidate our patents, or parts of our patents, of which we are not aware;

●	it is possible that others may circumvent our owned or licensed patents;

●	it is possible that there are unpublished applications or other patent applications maintained in secrecy that may issue later than our patents/applications but may have priority dates that are earlier than our priority dates and may have claims covering our products or technology similar to ours;

●	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;

●	the claims of our owned or licensed issued patents or patent applications, if and when issued, may not cover our product candidates;

●	our issued patents or those of our licensor may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal challenges by third parties;

●	our licensor or licensees as the case may be, who have access to our patents, may attempt to enforce our owned or licensed patents, which if unsuccessful, may result in narrower scope of protection of our owned or licensed patents or our owned or licensed patents becoming invalid or unenforceable;

●	we may not develop additional proprietary technologies for which we can obtain patent protection; or

●	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using for any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. If our confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace will be harmed and our ability to successfully penetrate our target markets could be severely compromised.

If any of our owned or licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Additionally, we currently do not have patent protection for some of our product candidates in many countries, including large territories such as India, Russia, and China, and we will be unable to prevent unauthorized third parties from using our intellectual property in those countries unless we can file patent applications and obtain patents in those countries that cover our product candidates. Likewise, our United States patents covering certain technology used in our product candidates, including TLANDO, are expected to expire on various dates through 2041. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions to the extent that at those times we have no additional issued patents to protect our product candidates, including TLANDO. Additionally, if these are our only patents listed in the FDA Orange Book, should we have an FDA-approved and marketed product at that time, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if we are unable to commence or continue any action relating to the defense of our patents, we may be unable to protect our product candidates.

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

There is also the risk that, even if the validity of these patents is not challenged or is upheld, the court will refuse to stop the third party on the ground that such third-party’s activities do not infringe on our owned or licensed patents. In addition, the U.S. Supreme Court has changed and continues to change some standards relating to the granting of patents and assessing the validity of patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our owned or licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination or other proceeding before the USPTO, or during litigation, under the revised criteria which make it more difficult to obtain or maintain patents.

While our in-licensed patents and applications are not currently used in our product candidates, should we develop other product candidates that are covered by this intellectual property, we may rely on our licensor to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. Our licensor has retained the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of the intellectual property licensed to us, and enforcement of our in-licensed patents or defense of any claims asserting the invalidity or unenforceability of these patents would also be subject to the control or cooperation of our licensor. It is possible that our licensor’s defense activities may be less vigorous than had we conducted the defense ourselves.

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

We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates and impair our ability to raise needed capital.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign patents and pending patent applications, which are owned by third parties, exist in the fields relating to our product candidates. As the biotechnology, pharmaceutical, and related industries expand and more patents are issued, the risk increases that others may assert that our product or product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their formulations or methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product, product candidates, technology, or methods. For example, on November 2, 2015, Clarus Therapeutics Holdings, Inc. (Clarus) filed a complaint against us in the United States District Court for the District of Delaware alleging that TLANDO would infringe the Clarus 428 Patent, and the complaint sought damages, declaratory and injunctive relief. On October 6, 2016, United States District Court of the District of Delaware granted our motion to dismiss the lawsuit filed by Clarus, because at the time there was no actionable infringement on Clarus’ 428 patent.

In addition, there may be issued patents of third parties of which we are currently unaware, that are infringed or are alleged to be infringed by our product candidates or proprietary technologies. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our or our licensor’s patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our owned or licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or licensed by us, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. If another party has an allowed reason to question the validity of our owned or licensed U.S. patents, the third party can request that the USPTO reexamine the patent claims, which may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential infringement claims, interference and reexamination proceedings, we may become a party to patent opposition proceedings in the European Patent Office or post-grant proceedings in the United States where either our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, for example if the other party had independently arrived at the same or similar invention prior to our invention, resulting in a loss of our U.S. patent position with respect to such inventions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents.

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

Periodic maintenance/annuity fees on our owned or licensed patents and patent applications are due to be paid to respective patent offices in several stages over the lifetime of the patents and applications. In addition, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Our board of directors assesses risks based on probability and potential impact to key business systems and processes as part of our overall risk management program overseen by the board of directors. Risks that are considered high are incorporated into our overall risk management program. We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes and to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services. Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. Refer to the risk factor captioned “Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed” in Part I, Item 1A. “Risk Factors” for additional details regarding cybersecurity risks and potential impacts on our business.

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. Meetings of our board of directors include discussions and presentations from management regarding specific risk areas throughout the year, including, among others, those relating to cybersecurity threats, and reports from management on our enterprise risk profile on an annual basis. The board of directors reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents. We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents.

ITEM 2. PROPERTIES

Our corporate headquarters are located in a leased facility in Salt Lake City, Utah. Our lease expires on February 28, 2025. We believe that our existing facility is suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

On April 2, 2019, we filed a lawsuit against Clarus in the United States District Court for the District of Delaware alleging that Clarus’s JATENZO® product infringes six of Lipocine’s issued U.S. patents: 9,034,858; 9,205,057; 9,480,690; 9,757,390; 6,569,463; and 6,923,988. However, on February 11, 2020, we voluntarily dismissed allegations of patent infringement for expired U.S. Patent Nos. 6,569,463 and 6,923,988 in an effort to streamline the issues and associated costs for dispute. Clarus answered the complaint and asserted counterclaims of non-infringement and invalidity. We answered Clarus’s counterclaims on April 29, 2019. The Court held a scheduling conference on August 15, 2019, a claim construction hearing on February 11, 2020, and a summary judgment hearing on January 15, 2021. In May 2021, the Court granted Clarus’ motion for summary judgment, finding the asserted claims of Lipocine’s U.S. patents 9,034,858; 9,205,057; 9,480,690; and 9,757,390 invalid for failure to satisfy the written description requirement of 35 U.S.C. § 112. Clarus still had remaining claims before the Court. On July 13, 2021, we entered into the Global Agreement with Clarus which resolved all outstanding claims of this litigation as well as the on-going United States Patent and Trademark Office (“USPTO”) Interference No. 106,128 between the parties (as described below). Under the terms of the Global Agreement, Lipocine agreed to pay Clarus $4.0 million payable as follows: $2.5 million immediately, $1.0 million on July 13, 2022, and $500,000 on July 13, 2023. On July 15, 2021, the Court dismissed with prejudice Lipocine’s claims and Clarus’ counterclaims. In April 2022, we agreed to an amendment to Section 3.1 of the Global Agreement with Clarus pursuant to which we agreed to settle the payments due in July 2022 and 2023 for $1,250,000 rather than the $1,500,000 total future payments due. No future royalties are owing from either party.

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

Holders

As of March 5, 2024, there were approximately 87 holders of record of our common stock. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

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

We entered into a license agreement for the development and commercialization our product candidate, TLANDO®, an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”). On January 12, 2024, we entered into a license agreement (the “Verity License Agreement”) with Verity Pharmaceuticals, Inc. (“Verity” or our “Licensee”), pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize the TLANDO product for TRT in the U.S. and Canada. Any FDA required post-marketing studies will also be the responsibility of our Licensee, Verity. On March 28, 2022, the FDA approved TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On June 7, 2022, our former commercial partner Antares (a wholly owned subsidiary of Halozyme) announced the commercial launch of TLANDO, an oral treatment indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism).

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”); LPCN 2101 for epilepsy; and LPCN 2203 for essential tremor. In addition to our CNS product candidates, we have assets for which we expect to seek partnerships to enable further development including TLANDO for territories outside of North America, LPCN 1148 comprising a novel prodrug of testosterone, and testosterone laurate (“TL”), for the management of decompensated cirrhosis, LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of non-cirrhotic non-alcoholic steatohepatitis (“NASH”) which has completed Phase 2 testing; and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

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

We have incurred losses in most years since our inception. As of December 31, 2023, we had an accumulated deficit of $199.8 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was $16.4 million for the year ended December 31, 2023, compared to $10.8 million for the year ended December 31, 2022. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

●	subject to resource availability, conduct further development of our other product candidates, including LPCN 1154, LPCN 2101, LPCN 2203, and LPCN 1148;

●	continue our research efforts;

●	research new products or new uses for our existing products;

●	maintain, expand and protect our intellectual property portfolio; and

●	provide general and administrative support for our operations.

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

Support our Licensee in commercialization of our licensed oral TRT option. We believe the TRT market needs a differentiated, convenient oral option. We have exclusively licensed rights to TLANDO to Verity for commercialization of TLANDO in the U.S. and Canada. We plan to support our Licensee’s efforts to effectively enable the availability of TLANDO to patients in a timely manner, in addition to receiving milestone and royalty payments associated with TLANDO commercialization as agreed to in the Verity License Agreement.

Develop partnership(s) to continue the advancement of non-core pipeline assets. We continuously strive to prioritize our resources in seeking partnerships of our pipeline assets. We are currently exploring partnering of our liver programs LPCN 1144, our candidate for treatment of non-cirrhotic NASH and LPCN 1148 for the management of decompensated cirrhosis, and LPCN 1107, our candidate for prevention of pre-term birth. We are exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) and LPCN 1111 to third parties outside the United States and Canada, although no licensing agreement has been entered into by the Company.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through December 31, 2023, we have generated $41.9 million in revenue under our various license and collaboration arrangements and from government grants. We have entered into the Verity License Agreement with the potential for revenue from future milestones and royalties, but we may never generate revenues from any of our clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late-stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $147.2 million in research and development expenses through December 31, 2023.

On January 12, 2024, we entered into the Verity License Agreement, pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product for TRT in the U.S. and Canada. Any FDA required post-marketing studies will also be the responsibility of our Licensee, Verity. On March 28, 2022, TLANDO was approved by the FDA as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On January 31, 2024, our license agreement with former licensee, Antares Pharma, Inc. (“Antares”), was terminated and the transition of the U.S. commercial rights for TLANDO from Antares to Verity was completed on February 1, 2024, for the distribution, marketing and sale of TLANDO. The Verity License Agreement also provides Verity with a license to develop and commercialize TLANDO XR (LPCN 1111), the Company’s potential next generation, once daily oral product candidate for testosterone replacement therapy comprised of testosterone tridecanoate (“TT”), in the U.S. and Canada.

We expect to continue to incur significant costs as we develop our other product candidates, including our CNS product candidates as well as the development of any future pipeline product candidates.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1154, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1154, LPCN 2101, LPCN 2203 or other future product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the pre-clinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities. We will continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 1107 and for TLANDO and LPCN 1111 outside of the U.S. and Canada.

We expect research and development expenses to increase in the future as we complete on-going clinical studies, including the studies for our CNS product candidates and as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with our development product candidates and when and if we conduct Phase 3 clinical studies with LPCN 1144, LPCN 1148, and LPCN 1107. We are exploring the possibility of licensing LPCN 1144, LPCN 1148, and LPCN 1107, although we have not entered into a licensing agreement and no assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us. If we are unable to raise additional capital or obtain non-dilutive financing, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

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

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities, imputed interest on minimum royalties under the license agreement we had with Antares, which was terminated January 31, 2024, gains on our warrant liability and gains on our litigation liability.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022	Variance
Revenue	$(2,850,818)	$500,000	$(3,350,818)
Research and development expenses	10,175,251	8,556,888	1,618,363
General and administrative expenses	4,904,888	4,062,487	842,401
Interest and investment income	1,366,940	572,578	794,362
Interest expense	-	(27,098)	27,098
Unrealized gain on warrant liability	212,690	565,940	(353,250)
Gain on litigation settlement	-	250,000	(250,000)
Income tax expense	(755)	(681)	(74)

Revenue

We recognized a net reversal of variable consideration revenue of $2.9 million during the year ended December 31, 2023, compared to revenue of $500,000 during the year ended December 31, 2022. Net reversal of variable consideration revenue in 2023 was mainly attributable to the reversal of variable consideration revenue recognized for minimum guaranteed royalties in 2021 under the license agreement with Antares, offset by $110,000 in license revenue payments received from Spriaso under a licensing agreement in the cough and cold field. License revenue in 2022 was related to a non-refundable cash fee of $500,000 received from Antares for consideration of a 90-day extension to exercise its option to license LPCN 1111. On June 30, 2022, Antares’ option to license TLANDO XR expired and was not exercised. On October 2, 2023, the Company received notice from Antares of Antares’ termination of the Antares License Agreement which stated that the Antares License Agreement will terminate effective January 31, 2024. On January 12, 2024, the Company entered into the Verity License Agreement with Verity. Upon termination of the Antares License Agreement, all rights and licenses granted by the Company to Antares under the Antares License Agreement terminated and all rights in TLANDO were transferred to the Company’s new licensing partner, Verity.

Research and Development Expenses

We recorded research and development expenses of $10.2 million and $8.6 million, respectively, for the years ended December 31, 2023 and 2022. The increase in research and development expenses during the year ended December 31, 2023 was primarily due to a $1.2 million increase in contract research organization expense related to our LPCN 1154 clinical studies, a $591,000 increase in TLANDO manufacturing related costs, a $560,000 increase related to our Phase 2 POC study in male patients with cirrhosis with LPCN 1148, and a $537,000 increase in personnel expense primarily resulting from additional headcount. These increases are offset by a $600,000 decrease related to LPCN 1111 scale up costs in 2022, a $416,000 decrease in contract research organization expense and outside consulting costs related to the LPCN 1144 LiFT Phase 2 clinical study in NASH subjects, a $144,000 decrease in our LPCN 1107 clinical study, and a $123,000 decrease in other research and development activities.

General and Administrative Expenses

We recorded general and administrative expenses of $4.9 million and $4.1 million, respectively, for the years ended December 31, 2023 and 2022. The increase in general and administrative expenses during the year ended December 31, 2023 was primarily due to a $374,000 increase in business development and strategic advisory services related expenses, a $217,000 increase in legal fees relating to corporate matters such as our reverse stock split, potential licensing partnerships, and corporate strategy, a $219,000 increase in personnel related costs, a $188,000 increase in franchise taxes resulting from our increase in authorized shares and reverse stock split, a $133,000 increase in director fees, a $41,000 increase in other general and administrative expenses and a $22,000 increase in royalty expense relating to the net sales of TLANDO. These increases were offset by a $222,000 decrease in corporate insurance expense, a $138,000 decrease related to the recruitment of two additional directors, and a $8,000 decrease in our various consulting and professional fees.

Interest and Investment Income

The increase in interest and investment income during the year ended December 31, 2023 was due to higher interest rates in 2023 compared to 2022, despite declining cash and marketable investment securities balances quarter over quarter in 2023.

Interest Expense

The decrease in interest expense during the year ended December 31, 2023 is due to a decrease in interest expense on our Loan and Security Agreement with SVB, mainly as a result of lower principal balances in 2023 compared to 2022 as the SVB loan matured and was paid in full in June of 2022.

Unrealized Loss (Gain) on Warrant Liability

We recorded gains of $213,000 and $566,000, respectively, on warrant liability during the years ended December 31, 2023 and 2022 related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gains in 2023 and 2022 were attributable to a decrease in the value of warrants outstanding as of December 31, 2023 as compared to December 31, 2022, and a decrease in the value of warrants outstanding as of December 31, 2022 as compared to December 31, 2021. These decreases in value were due to a decrease in our stock price and a shorter term remaining on the outstanding warrants. There were no common stock warrants from the November 2019 Offering exercised during 2023 or 2022. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

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

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance clinical development of LPCN 1154, LPCN 2101, LPCN 2203 and any other product candidate, including continued research efforts.

As of December 31, 2023, we had $22.0 million of unrestricted cash, cash equivalents and marketable investment securities compared to $32.5 million at December 31, 2022.

On January 12, 2024, we entered into the Verity License Agreement with Verity, pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product with respect to TRT in the U.S. and Canada. Upon execution of the Verity License Agreement in January 2024 and upon transition of the commercialization of TLANDO from Antares to Verity in February 2024, Verity paid to us initial payments of $2.5 million and $5 million, respectively. Verity has also agreed to make additional payments to us of $2.5 million before January 1, 2025 and $1 million before January 1, 2026. The Verity License Agreement also provides Verity with a license to develop and commercialize TLANDO XR (LPCN 1111), the Company’s potential next generation, once daily oral product candidate for testosterone replacement therapy comprised of testosterone tridecanoate (“TT”), in the U.S. and Canada. We are also eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain development milestones and sales milestones in a single calendar year with respect to all products licensed by Verity under the Verity License Agreement. In addition, we receive tiered royalty payments at rates ranging from percentages of 12% up to 18% of net sales of all products licensed to Verity in the United States and Canada. Our ability to realize benefits from the Verity License Agreement, including milestone and royalty payments, is subject to a number of risks. We may not realize milestone or royalty payments in anticipated amounts, or at all.

On March 6, 2017, we entered into a sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to the amount we have registered on an effective registration statement pursuant to which the offering is being made. We currently have registered up to $50.0 million for sale under the Sales Agreement, pursuant to our Registration Statement on Form S-3 (the “Form S-3”), through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cantor uses its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. We pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. We have also provided Cantor with customary indemnification rights.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

As of December 31, 2023, we had sold an aggregate of 964,711 shares at a weighted-average sales price of $34.52 per share under the At the Market Offering (the “ATM Offering”) for aggregate gross proceeds of $33.3 million and net proceeds of $32.1 million, after deducting sales agent commission and discounts and our other offering costs. During the year ended December 31, 2023, we sold 81,000 shares of our common stock pursuant to the ATM Offering at a weighted-average sales price of $5.36 per share, resulting in net proceeds of approximately $405,000, under the Sales Agreement which is net of approximately $24,000 in expenses. During the year ended December 31, 2022, we did not sell any shares of our common stock pursuant to the ATM Offering. As of December 31, 2023, we had $40.8 million available for sale under the Sales Agreement. However, as of November 22, 2023, we are subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement. As a result of such limitations, we have currently registered the offer and sale of shares of common stock pursuant to the Sales Agreement having an aggregate offering price of up to $5.3 million.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2025 which include on-going clinical studies for LPCN 1154 and/or LPCN 2101 or LPCN 2203 and research and development activities and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 1148, LPCN 1144, and/or LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2025, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities, either before or after March 31, 2025, to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities for all of our product candidates, including LPCN 1154, LPCN 2101 and LPCN 2203, LPCN 1148, LPCN 1144, LPCN 1107;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

●	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

●	the terms and timing of any collaborative, licensing, settlement and other arrangements that we may establish;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing and outcomes of regulatory approvals;

●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

●	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Cash used in operating activities	$(11,865,991)	$(11,968,819)
Cash provided by investing activities	13,084,686	14,293,707
Cash provided by (used in) financing activities	404,567	(2,126,944)

Net Cash Used in Operating Activities

During each of the years ended December 31, 2023 and 2022, net cash used in operating activities was $11.9 and $12.0 million, respectively.

Net cash used in operating activities during 2023 and 2022 was primarily attributable to cash outlays to support on-going operations, including research and development expenses and general and administrative expenses. During 2023, we were performing activities mainly related to our LPCN 1154 clinical studies and our LPCN 1148 Phase 2 POC Study in male subjects with cirrhosis. During 2022, we were performing activities related to our Phase 2 POC study in male subjects with cirrhosis with LPCN 1148, our PK and food effect studies with LPCN 1154 and LPCN 1107, and the LPCN 1111 manufacturing scale up.

Net Cash Provided by Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was $13.1 million and during the year ended December 31, 2022, net cash used in investing activities was $14.3 million.

Net cash provided by investing activities during 2023 and 2022 was primarily the result of the maturity of marketable investment securities, net of $36.0 million and $59.5 million, respectively. There were $13,000 and $134,000 in capital expenditures for the years ended December 31, 2023 and 2022, respectively.

Net Cash Provided by (Used In) Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $405,000 and during the year ended December 31, 2022 net used in financing activities was $2.1 million.

Net cash provided by financing activities during the year ended December 31, 2023, was related to the sale of 81,000 shares of our common stock under our ATM Offering, less associated costs. Net cash used in financing activities during the year ended December 31, 2022 was mainly due to loan repayments of $1.7 million and payment of the Final Payment Charge of $650,000 related to the SVB Loan and Security Agreement, offset by $211,000 in cash provided by proceeds from stock option exercises.

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On January 24, 2024, we modified and extended the lease through February 28, 2025.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this pronouncement effective January 1, 2017. We recognized net reversal of variable consideration revenue of $2.9 million during the year ended December 31, 2023, and license revenue of $500,000 during the year ended December 31, 2022. Net reversal of variable consideration revenue in 2023 was mainly attributable to the reversal of variable consideration revenue recognized for minimum guaranteed royalties in 2021 under the license agreement with Antares, offset by $110,000 in license revenue payments received from Spriaso under a licensing agreement in the cough and cold field. License revenue in 2022 was related to a non-refundable cash fee of $500,000 received from Antares for consideration of a 90-day extension to exercise its option to license LPCN 1111. On June 30, 2022, Antares’ option to license TLANDO XR expired and was not exercised.

We may provide research and development services under collaboration arrangements to advance the development of jointly owned products. We record the expenses incurred and reimbursed on a net basis in research and development expense.

As of December 31, 2023, we do not have any active collaboration agreements.

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

As of December 31, 2023, there was $455,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan.

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

As of December 31, 2023 and 2022, the warrant liability was $17,000 and $230,000, respectively.

Accounting Standards Issued Not Adopted

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LIPOCINE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lipocine Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lipocine Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which is relates.

Revenue Recognition

The Company entered into a license agreement during 2021 that includes a license fee, guaranteed minimum royalties, ongoing sales royalties, milestone payments and transfer of materials. On October 2, 2023, the licensee provided notice that the contract would be terminated effective January 31, 2024, resulting in a reversal of a portion of the variable consideration revenue that had been previously recognized.

Management is required to determine the transaction price and allocate the transaction price to the performance obligations in the license agreement. Management is also required to make estimates of when achievement of a particular milestone becomes probable. Milestone payments are included in the transaction price when it becomes probable that such inclusion would not result in a significant revenue reversal. A reversal of variable consideration is recorded in the period that the change becomes known.

We identified revenue recognition as a critical audit matter because of the significant judgment by management in determining the transaction price and allocating the transaction price to the performance obligations as well as the accounting treatment of the constrained revenue resulting from the termination of the license agreement. This in turn led to a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence related to the judgments made by management.

Our audit procedures for auditing revenue included the following procedures, among others:

●	We obtained and read the material license and royalty agreements.
●	We tested management’s determination of the transaction price and the allocation of the transaction price to the performance obligations.
●	We evaluated the reasonableness of management’s judgments and estimates.

/s/ Tanner LLC

We have served as the Company’s auditor since 2018

Salt Lake City, Utah

March 7, 2024

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,771,758	$3,148,496
Marketable investment securities	17,263,788	29,381,410
Accrued interest income	52,254	80,427
Contract asset - current portion	-	579,428
Prepaid and other current assets	773,424	945,319

Total current assets	22,861,224	34,135,080

Contract asset - non-current portion	-	3,252,500
Property and equipment, net of accumulated depreciation of $1,182,191 and $1,153,530 respectively	116,095	131,589
Other assets	23,753	23,753

Total assets	$23,001,072	$37,542,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,395,977	$600,388
Accrued expenses	1,218,486	1,077,738
Warrant liability - current portion	17,166	-

Total current liabilities	2,631,629	1,678,126

Warrant liability	-	229,856

Total liabilities	2,631,629	1,907,982

Commitments and contingencies (notes 8, 9 and 11)

Stockholders’ equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 5,316,166 and 5,235,166 issued and 5,315,830 and 5,234,830 outstanding	8,860	8,852
Additional paid-in capital	220,171,250	219,112,164
Treasury stock at cost, 336 shares	(40,712)	(40,712)
Accumulated other comprehensive gain (loss)	7,259	(20,321)
Accumulated deficit	(199,777,214)	(183,425,043)

Total stockholders’ equity	20,369,443	35,634,940

Total liabilities and stockholders’ equity	$23,001,072	$37,542,922

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2023	2022

Revenues:
License revenue	$109,987	$500,000
Minimum guaranteed royalties revenue (reversal of variable consideration)	(2,960,805)	-
Total revenues (reversal of variable consideration), net	(2,850,818)	500,000

Operating expenses:
Research and development	10,175,251	8,556,888
General and administrative	4,904,888	4,062,487
Total operating expenses	15,080,139	12,619,375

Operating loss	(17,930,957)	(12,119,375)

Other income (expense):
Interest and investment income	1,366,940	572,578
Interest expense	-	(27,098)
Unrealized gain on warrant liability	212,690	565,940
Gain on litigation settlement liability	-	250,000
Total other income, net	1,579,630	1,361,420

Loss before income tax expense	(16,351,327)	(10,757,955)

Income tax expense	(755)	(681)

Net loss	(16,352,082)	(10,758,636)
Issuance of Series B preferred stock dividend	(89)	-
Net loss attributable to common shareholders Net loss attributable to common shareholders	$(16,352,171)	$(10,758,636)

Basic loss per share attributable to common stock	$(3.10)	$(2.06)

Weighted average common shares outstanding, basic	5,269,671	5,231,681

Diluted loss per share attributable to common stock	$(3.14)	$(2.15)

Weighted average common shares outstanding, diluted	5,269,671	5,256,169

Comprehensive loss:
Net loss	$(16,352,082)	$(10,758,636)
Net unrealized gain (loss) on available-for-sale securities	27,580	(2,305)

Comprehensive loss	$(16,324,502)	$(10,760,941)

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2021	-	$-	5,221,883	$8,830	336	$(40,712)	$218,286,323	$(18,016)	$(172,666,407)	$45,570,018

Net loss	-	-	-	-	-	-	-	-	(10,758,636)	(10,758,636)
										-
Unrealized net loss on marketable investment - securities	-	-	-	-	-	-	-	(2,305)	-	(2,305)
										-
Stock-based compensation	-	-	-	-	-	-	636,140	-	-	636,140
										-
Option exercises	-	-	12,947	22	-	-	211,401	-	-	211,423
										-
Costs associated with ATM Offering	-	-	-	-	-	-	(21,700)	-	-	(21,700)

Balances at December 31, 2022	-	$-	5,234,830	$8,852	336	$(40,712)	$219,112,164	$(20,321)	$(183,425,043)	$35,634,940

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2022	-	$-	5,234,830	$8,852	336	$(40,712)	$219,112,164	$(20,321)	$(183,425,043)	$35,634,940

Net loss	-	-	-	-	-	-	-	-	(16,352,082)	(16,352,082)

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	27,580	-	27,580

Stock-based compensation	-	-	-	-	-	-	654,438	-	-	654,438

Issuance of Series B preferred stock dividend	88,511	9	-	-	-	-	80	-		80

Redemption of Series B preferred stock	(88,511)	(9)	-	-	-	-	9	-	(89)	(80)

Common stock sold through ATM offering	-	-	81,000	8	-	-	404,559	-	-	404,567

Balances at December 31, 2023	-	$-	5,315,830	$8,860	336	$(40,712)	$220,171,250	$7,259	$(199,777,214)	$20,369,443

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022

Cash flows from operating activities:

Net loss	$(16,352,082)	$(10,758,636)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	28,661	9,453
Stock-based compensation expense	654,438	636,140
Non-cash interest expense	-	5,842
Non-cash gain on change in fair value of warrant liability	(212,690)	(565,940)
Gain on settlement of litigation liability	-	(250,000)
Amortization of discounts on marketable investment securities	(952,651)	(122,048)
Write off of contract asset due to variable consideration revenue reversal	2,960,805	-

Changes in operating assets and liabilities:
Accrued interest income	28,173	166,826
Contract asset	709,933	218,072
Prepaid and other current assets	333,085	569,146
Accounts payable	795,589	(688,954)
Accrued expenses	140,748	61,280
Litigation settlement liability	-	(1,250,000)

Cash used in operating activities	(11,865,991)	(11,968,819)

Cash flows from investing activities:
Purchase of property and equipment	(13,167)	(133,831)
Purchases of marketable investment securities	(22,902,147)	(45,074,462)
Maturities of marketable investment securities	36,000,000	59,502,000

Cash provided by investing activities	13,084,686	14,293,707

Cash flows from financing activities:

Debt repayments	-	(1,666,667)
End of loan payment	-	(650,000)
Net proceeds from sale of common stock through ATM	404,567	(21,700)
Proceeds from stock option exercises	-	211,423

Cash provided by (used in) financing activities	404,567	(2,126,944)

Net increase in cash and cash equivalents	1,623,262	197,944

Cash and cash equivalents at beginning of period	3,148,496	2,950,552

Cash and cash equivalents at end of period	$4,771,758	$3,148,496

Supplemental disclosure of cash flow information:
Interest paid	$-	$21,256
Income taxes paid	$225	200

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain (loss) on available-for-sale securities	$27,580	$(2,305)
Accrued final payment charge on debt	$-	$5,842
Issuance of Series B preferred stock	$89	$-

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

  (b) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Cash and cash equivalents were $4.8 million and $3.1 million at December 31, 2023 and 2022.

  (c) Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company maintains an allowance for doubtful accounts for estimated losses. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and their customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company had no write-offs in 2023 and 2022 and the Company did not record an allowance for doubtful accounts as of December 31, 2023 and 2022 as there were no accounts receivable outstanding. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

DECEMBER 31, 2023 and 2022

(2) Summary of Significant Accounting Policies – (continued)

Disaggregation of Revenue. In the following tables, revenues reported for the years ended December 31, 2023 and 2022, under Topic 606, are disaggregated by type of revenue.

Type of Revenue	2023	2022
License	$109,987	$500,000
Minimum guaranteed royalties revenue (reversal of variable consideration)	(2,960,805)	-

	$(2,850,818)	$500,000

Under Topic 606, all revenue has been recognized as point in time for the years ended December 31, 2023 and 2022.

See Note 4 for a description of the license agreement with Antares Pharma, Inc. (the “Antares License Agreement”). See Note 12 for a description of the agreement with Spriaso.

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

Contract Assets

Contract assets consist of minimum royalty revenue earned in relation to the license agreement but not yet payable based on the terms of the contract. On October 2, 2023, the Company received notice from Antares of Antares’ termination of the Antares License Agreement which stated that the Antares License Agreement will terminate effective January 31, 2024. The Company received approximately $902,000 from Antares during the year ended December 31, 2023 under the terms of our license agreement, of which approximately $710,000 was applied to the contract asset and $192,000 was applied to imputed interest receivable. Based on the termination notice, the Company recorded a non-cash revenue reversal of variable consideration relating to the minimum guaranteed royalties recorded as part of the Antares License Agreement of approximately $3.0 million for the balance of the contract asset that is not expected to be received. The contract asset as of December 31, 2023 and 2022, was zero and $3,832,000, respectively and is related to the Antares License Agreement.

Revenue Concentration

A major partner is considered to be one that comprises more than 10% of the Company’s total revenues. The Company recognized a reversal of revenue relating to variable consideration of the Antares License Agreement of $3.0 million and revenue of $500,000 for the years ended December 31, 2023, and 2022, respectively. The reversal of revenue in 2023 is due to the write off of the contract asset resulting in a reversal of variable consideration recognized in 2021 for minimum guaranteed royalties which resulted from termination of the Antares License Agreement. License revenue recognized in 2022 was 100% from one major customer, Antares.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

DECEMBER 31, 2023 and 2022

(2) Summary of Significant Accounting Policies – (continued)

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees, nonemployees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the common stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to $654,000 and $636,000 for the years ended December 31, 2023 and 2022, allocated as follows:

	Years Ended December 31,
	2023	2022

Research and development	$358,352	$338,018
General and administrative	296,086	298,122

	$654,438	$636,140

The Company issued 26,467 stock options and 74,334 stock options during the years ended December 31, 2023 and 2022, respectively.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(2) Summary of Significant Accounting Policies – (continued)

For options granted in 2023 and 2022, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2023	2022
Expected term	5.73 years	5.82 years
Risk-free interest rate	3.73%	3.06%
Expected dividend yield	—	—
Expected volatility	98.97%	99.31%

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

As of December 31, 2023, there was $455,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.4 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of share-based compensation awards granted during the years ended December 31, 2023 and 2022 was approximately $6.19 per share and $11.50 per share, respectively.

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

DECEMBER 31, 2023 and 2022

(2) Summary of Significant Accounting Policies – (continued)

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022:

		Fair value measurements at reporting date using
	December 31, 2023	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,695,491	$4,695,491	$-	$-
Government treasury bills	14,281,104	14,281,104	-	-
US. Government agency securities	2,982,684	-	2,982,684	-

	$21,959,279	$18,976,595	$2,982,684	$-

Liabilities:
Warrant liability	$17,166	$-	$-	$17,166
	$21,976,445	$18,976,595	$2,982,684	$17,166

		Fair value measurements at reporting date using
	Deember 31, 2022	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,694,434	$2,694,434	$-	$-
Government treasury bills	5,959,000	5,959,000	-	-
Commercial paper	14,586,930	-	14,586,930	-
Corporate bonds and notes	5,454,690	-	5,454,690	-
U.S. government agency securities	3,380,790	-	3,380,790	-

	$32,075,844	$8,653,434	$23,422,410	$-

Liabilities:
Warrant liability	$229,856	$-	$-	$229,856
	$32,305,700	$8,653,434	$23,422,410	$229,856

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2023, include (i) volatility of 100%, (ii) risk free interest rate of 4.79%, (iii) strike price of $8.50, (iv) fair value of common stock of $2.79, and (v) expected life of 0.9 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2022, include (i) volatility of 100%, (ii) risk free interest rate of 4.41%, (iii) strike price of $8.50, (iv) fair value of common stock of $6.77, and (v) expected life of 1.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2 or Level 3 for the years ended December 31, 2023 and December 31, 2022.

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

DECEMBER 31, 2023 and 2022

(2) Summary of Significant Accounting Policies – (continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022
Basic loss per share attributable to common stock:
Numerator
Net loss	$(16,352,171)	$(10,758,636)

Denominator
Weighted avg. common shares outstanding	5,269,671	5,231,681

Basic loss per share attributable to common stock	$(3.10)	$(2.06)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(16,352,171)	$(10,758,636)
Effect of dilutive securities on net loss:
Common stock warrants	212,690	565,940
Total net loss for purpose of calculating diluted net loss per common share	$(16,564,861)	$(11,324,576)
Denominator
Weighted avg. common shares outstanding	5,269,671	5,231,681
Weighted average effect of dilutive securities:
Common stock warrants	-	24,488
Total shares for purpose of calculating diluted net loss per common share	5,269,671	5,256,169

Diluted loss per share attributable to common stock	$(3.14)	$(2.15)

The computation of diluted earnings per share for the years ended December 31, 2023 and 2022 does not include the following stock options or warrants to purchase shares in the computation of diluted earnings per share because these instruments were antidilutive:

	December 31,
	2023	2022
Stock options	262,247	277,225
Warrants	49,433	49,433

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

(3) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2023 and 2022 were as follows:

December 31, 2023	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$14,272,530	$8,574	$-	$14,281,104
U.S. government agency securities	2,983,999	-	(1,315)	2,982,684

	$17,256,529	$8,574	$(1,315)	$17,263,788

December 31, 2022	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$5,973,087	$-	$(14,087)	$5,959,000
Commercial paper	20,052,505	-	(10,885)	20,041,620
U.S. government agency securities	3,376,139	4,651	-	3,380,790

	$29,401,731	$4,651	$(24,972)	$29,381,410

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(3)	Marketable Investment Securities - (continued)

Maturities of debt securities classified as available-for-sale securities at December 31, 2023 are as follows:

December 31, 2023	Amortized Cost	Aggregate fair value
Due within one year	$17,256,529	$17,263,788
	$17,256,529	$17,263,788

There were no sales of marketable investment securities during the years ended December 31, 2023 and 2022 and therefore no realized gains or losses. Additionally, $36.0 million and $59.5 million of marketable investment securities matured during the years ended December 31, 2023 and 2022, respectively. The Company determined there were no other-than-temporary impairments for the years ended December 31, 2023 and 2022.

(4) Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company incurred royalty expense of $34,000 and $12,000 in the years ended December 31, 2023 and 2022, respectively.

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

Upon execution of the Antares License Agreement, Antares paid to the Company an initial payment of $11.0 million. Antares agreed to make additional payments of $5.0 million to the Company on each of January 1, 2025, and January 1, 2026, provided that certain conditions were satisfied. The Company was also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by Antares under the Antares License Agreement. In addition, upon commercialization, the Company was to receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. On October 2, 2023, the Company received notice from Antares of Antares’ termination of the License Agreement. In accordance with the terms of the License Agreement, the License Agreement will terminate effective January 31, 2024. On January 12, 2024, the Company entered into a license agreement (the “Verity License Agreement”) with Verity

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(4)	Contractual Agreements – (continued)

Pharmaceuticals Inc. (Verity). See Note 4(c) for a description of the Verity License Agreement. Upon termination of the Antares License Agreement, all rights and licenses granted by the Company to Antares under the Antares License Agreement will terminate and all rights in TLANDO will be transferred to the Company’s new licensing partner, Verity.

Under the Antares License Agreement, the Company retained development and commercialization rights in the rest of the world, and with respect to applications outside of the Field inside or outside the United States. The License Agreement also provided Antares with an option, exercisable on or before March 31, 2022, to license TLANDO XR (LPCN 1111), the Company’s potential once-daily oral product candidate for testosterone replacement therapy. On April 1, 2022, the Company entered into the First Amendment to the License Agreement (the “Amendment”), pursuant to which the License Agreement was amended to extend the deadline by which Antares was to exercise its option to license TLANDO XR to June 30, 2022. As consideration for the Company agreeing to enter into the Amendment, in April 2022 Antares paid the Company a non-refundable cash fee of $500,000. On June 30, 2022, Antares’ option to license TLANDO XR expired and was not exercised. Lipocine retains all development and commercialization rights to TLANDO XR. The Company recognized a reversal of variable consideration revenue under the Antares License Agreement of $3.0 million during the year ended December 31, 2023 and license revenue $500,000 during the years ended December 31, 2022.

(c)	Verity Pharmaceuticals, Inc.

On January 12, 2024, the Company entered into a License Agreement (the “License Agreement”) with Gordon Silver Limited (“GSL”) and Verity Pharmaceuticals, Inc. (“Verity Pharma”), pursuant to which the Company granted to GSL (an affiliate of Verity Pharma) an exclusive, royalty-bearing, sublicensable right and license to commercialize the Company’s TLANDO product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in NDA No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), in each case within the United States and Canada. The License Agreement also provides GSL with a license to develop and commercialize TLANDO XR, the Company’s potential once-daily oral product candidate for testosterone replacement therapy. The Company retains development and commercialization rights outside of the United States and Canada, and with respect to applications outside of the Field inside or outside the United States and Canada.

Upon execution of the License Agreement, GSL agreed to pay the Company a license fee of $11.0 million with an initial payment of $2.5 million which was received on signing of the License Agreement, $5.0 million received on February 1, 2024, $2.5 million to be paid no later than January 1, 2025, and $1.0 million to be paid no later than January 1, 2026. The Company is also eligible to receive development and sales milestone payments of up to $259.0 million in the aggregate, depending primarily on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by GSL under the License Agreement. In addition, the Company is eligible to receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of licensed products in the United States and Canada.

Pursuant to the terms of the License Agreement, GSL is generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of licensed products in the Field in the United States and Canada, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the United States and Canada.

(d)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $6.7 million and $5.6 million under these agreements in 2023 and 2022 and has recorded these expenses in research and development expenses.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

(6) Property and Equipment

Property and equipment consisted of the following:

	Years Ended December 31,
	2023	2022
Computer equipment and software	$66,830	$53,663
Lab and office equipment	1,180,052	1,180,052
Furniture and fixtures	51,404	51,404
	1,298,286	1,285,119

Less accumulated depreciation	(1,182,191)	(1,153,530)

	$116,095	$131,589

Depreciation expense for the years ended December 31, 2023 and 2022 was approximately $29,000 and $9,500, respectively.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(7) Income Taxes

(a)	Income Tax Expense

Income tax expense consists of:

	December 31,
	2023	2022

U.S. federal	$-	$-
State and local	755	681
Deferred	-	-
Total	$755	$681

(b)	Tax Rate Reconciliation

Income tax expense was $755 and $681, respectively, for the years ended December 31, 2023 and 2022 and differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2023 and 2022, respectively, to pretax income from continuing operations as a result of the following:

	December 31,
	2023	2022

Computed “expected” tax expense (benefit)	$(3,433,893)	$(2,259,272)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	3,619,564	2,529,547
State and local income taxes, net of federal income tax benefit	596	538
Stock expense	319,214	314,186
Research and development tax credits	(434,858)	(422,495)
Orphan drug tax credit	(26,245)	(42,976)
Warrant Liability	(44,665)	(118,847)
Other, net	1,042	-

	$755	$681

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(7)	Income Taxes – (continued)

(c)	Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below:

	December 31,
	2023	2022

Deferred tax assets:
Stock-based compensation	$1,188,535	$1,428,167
Net operating loss carryforwards	35,108,766	35,595,940
Employee benefits	45,592	44,602
Research and development tax credits	6,032,559	5,491,805
Orphan drug tax credits	1,274,204	1,240,982
Plant and equipment	-	-
Sec. 174 Expenses	3,945,862	1,997,787
Other deductible temporary differences	167,371	69,273
Total gross deferred tax assets	47,762,889	45,868,556

Net deferred tax assets	$47,762,889	$45,868,556
Deferred tax liabilities:
Plant and equipment	(7,227)	(9,052)
Total gross deferred tax liabilities	(7,227)	(9,052)

Net deferred tax liabilities	$(7,227)	$(9,052)

Deferred tax asset/deferred tax liability	47,755,662	45,859,504
Valuation allowance	(47,755,662)	(45,859,504)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2023 and 2022 was $47.8 million and $45.9 million, respectively. The net change in the valuation allowance was an increase of $1.9 million in 2023 and an increase of $2.9 million in 2022. A valuation allowance has been provided for the full amount of the Company’s net deferred tax assets as the Company believes it is more likely than not that these benefits will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(7)	Income Taxes – (continued)

During the year ended December 31, 2013, the Company experienced a change in ownership, as defined by the Internal Revenue Code, as amended (the “Code”) under Section 382. A change of ownership occurs when ownership of a company increases by more than 50 percentage points over a three-year testing period of certain stockholders. As a result of this ownership change, we determined that our annual limitation on the utilization of our federal net operating loss (“NOL”) and credit carryforwards is approximately $1.1 million per year. We will only be able to utilize $9.8 million of our pre-ownership change NOL carryforwards and will forgo utilizing $3.3 million of our pre-ownership change NOL carryforwards and $1.2 million of our pre-change credit carryforwards as a result of this ownership change. We do not account for forgone NOL and credit carryovers in our deferred tax assets and only account for the NOL and credit carryforwards that will not expire unutilized as a result of the restrictions of Code Section 382.

As of December 31, 2023, we had NOL and research and development credit carryforwards for U.S. federal income tax reporting purposes of approximately $138.6 million and $4.4 million, respectively. Approximately $33.7 million of the NOL will expire between 2024 and 2034 and $52.4 million of the NOL will expire 2035 through 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, NOL’s generated in 2018 and subsequent years have an unlimited carryforward therefore the 2023, 2022, 2020, 2019 and 2018 NOL of $52.5 million can be carried forward indefinitely. The research and development credits will begin to expire in 2033 through 2043. We have orphan drug credit carry forwards of approximately $1.3 million which will expire if unused through 2043.

We also have state NOL and research and development credit carry forwards of approximately $128.9 million and $1.7 million, respectively. The Company’s state NOL of $31.2 million will expire between 2024 and 2029, and $97.7 million will expire in 2030 through 2037. The state research and development credits expire in 2024 through 2038.

The Company’s federal and state income tax returns for December 31, 2020 through 2023 are open tax years.

A reconciliation of the beginning and ending amount of total unrecognized tax contingencies, excluding interest and penalties, for the years ended December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022

Balance, beginning of year	$-	$-

Balance, end of year	$-	$-

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(8) Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On January 24, 2024, the term of the lease has been extended through February 28, 2025.

Future minimum lease payments under the non-cancelable operating lease as of December 31, 2023 are:

Operating
leases
Year ending December 31:
2024	$366,290
2025	61,346

Total minimum lease payments	$427,636

The Company’s rent expense was $355,000 and $341,000 for the years ended December 31, 2023 and 2022, respectively.

(9) Stockholders’ Equity

On May 1, 2023, at the 2023 annual meeting of the stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio not less than 1-for-5 and not more than 1-for-20, with the exact ration to be set within that range at the discretion of the Board without further approval or authorization from stockholders.

On May 10, 2023, the Company’s Board approved a reverse stock split of 1-for-17. The Company filed the Amendment to its Certificate of Incorporation with the Secretary of the State of Delaware on May 10, 2023, and the Amendment became effective at 5:00 pm Eastern Time on May 11, 2023. The Company’s shares began trading on a split-adjusted basis on the Nasdaq Capital Market commencing upon market open on May 12, 2023.

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

On March 6, 2017, the Company entered into a sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made. The Company currently has registered up to $50.0 million for sale under the Sales Agreement, pursuant to the Registration Statement on Form S-3 (File No. 333-250072) through Cantor as the Company’s sales agent. Cantor may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the NASDAQ Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cantor uses its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. The Company pays Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. In addition, the Company has also provided Cantor with customary indemnification rights.

The Company is not obligated to make any sales of its common stock under the Sales Agreement. The offering of common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. The Company and Cantor may each terminate the Sales Agreement at any time upon ten days’ prior notice.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(9)	Stockholders’ Equity – (continued)

As of December 31, 2023, we had sold an aggregate of 964,711 shares at a weighted-average sales price of $34.52 per share under the At the Market Offering (the “ATM Offering”) for aggregate gross proceeds of $33.3 million and net proceeds of $32.1 million, after deducting sales agent commission and discounts and our other offering costs. During the year ended December 31, 2023, the Company sold 81,000 shares of its common stock pursuant to the ATM offering at a weighted-average sales price of $5.36 per share, resulting in net proceeds of approximately $405,000 under the Sales Agreement which is net of approximately $24,000 in expenses. During the year ended December 31, 2022, the Company did not sell any shares of its common stock pursuant to the ATM Offering. As of December 31, 2023, the Company had $40.8 million available for sale under the Sales Agreement. However, as of November 22, 2023, the Company is now subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement. As a result of such limitations, the Company has currently registered the offer and sale of shares of the Company’s common stock pursuant to the Sales Agreement having an aggregate offering price of up to $5.3 million.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(9)	Stockholders’ Equity – (continued)

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(9)	Stockholders’ Equity – (continued)

(d)	Stock Option Plan

In April 2014, the board of directors adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 58,823 shares were authorized for issuance under the 2014 Plan. Additionally, 15,994 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 74,817 to 145,405. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 145,405 to 189,522. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 189,522 to 336,582. The board of directors, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 336,582 shares are authorized for issuance under the 2014 Plan, with 48,422 shares remaining available for grant as of December 31, 2023.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2022	277,225	$38.44
Options granted	26,467	6.19
Options exercised	-	-
Options forfeited	(7,352)	6.91
Options cancelled	(34,093)	52.72
Balance at December 31, 2023	262,247	34.21

Options exercisable at December 31, 2023	194,228	42.72

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(9)	Stockholders’ Equity – (continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2023:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

262,247	6.60	$34.21	$-	194,228	5.84	$42.72	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022, was $0 and $173,000, respectively. There were 0 and 12,947 stock options exercised during the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, the Company had 64,362 warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on November 18, 2019 (closing date of November 2019 Offering) and December 31, 2023 and 2022 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	December 31, 2023	December 31, 2022	November 18, 2019
Expected life in years	0.88	1.88	5.00
Risk-free interest rate	4.79%	4.41%	1.63%
Dividend yield	—	—	—
Volatility	100.00%	100.00%	224.47%
Stock price	$2.79	$6.77	$6.89

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(9)	Stockholders’ Equity – (continued)

During the years ended December 31, 2023 and 2022, the Company recorded a non-cash gain of $213,000 and $566,000, respectively, from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2022	$229,856
Change in fair value of common stock warrants	(212,690)
Balance at December 31, 2023	$17,166

Additionally, in the February 2020 Offering, the Company issued 296,593 common stock warrants. However, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity. As of December 31, 2023, there were 49,433 warrants outstanding that were issued in the February 2020 Offering.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	113,795	$8.72
Issued	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at December 31, 2023	113,795	$8.72

During the years ended December 31, 2023 and 2022, zero common stock warrants to purchase one share of our common stock were exercised.

The following table summarizes information about common stock warrants outstanding at December 31, 2023:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

113,795	1.00	$8.72	$-

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(10) 401(k) Plan

On January 1, 2002, the Company adopted a tax qualified employee savings and retirement plan (the “401(k) Plan”) covering eligible employees. Pursuant to the 401(k) Plan, employees may elect to reduce current compensation by a percentage of eligible compensation, not to exceed legal limits, and contribute the amount of such reduction to the 401(k) Plan. Beginning April 1, 2014, the 401(k) Plan was amended to require matching contributions to the 401(k) Plan by the Company on behalf of the participants of 100 percent Company match on up to four percent of an employee’s compensation computed on a per pay period basis. The Company contributed $102,000 and $94,000, respectively, to the 401(k) Plan during the years ended December 31, 2023 and 2022.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(11)	Commitments and Contingencies (continued)

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

(12) Agreement with Spriaso, LLC

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements from Spriaso for the years ended December 31, 2023 and 2022, respectively. Additionally, during the years ended December 31, 2023 and 2022, the Company received $110,000 and $0, respectively, in royalty revenue from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(13) Subsequent Events

On January 12, 2024, the Company entered into a License Agreement with Verity Pharmaceuticals, Inc. for the commercialization of TLANDO® in the U.S. and for the development and commercialization rights to TLANDO XR in Canada as described in Note 4(c).

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of December 31, 2023.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

Change in Internal Control over Financial Reporting

During the year ended December 31, 2023 there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders, under the captions “Election of Directors,” and “Compliance with Section 16(a) of the Exchange Act” and is incorporated into this item by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders, under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” and is incorporated into this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated into this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Independence of the Board” and is incorporated into this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders, under the caption “Principal Accountant Fees and Services” and is incorporated into this item by reference.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock	8-K	001-36357	3.1	11/1/2021

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	001-36357	3.4	6/28/2022

3.6	Certificate of Designation of Series B Preferred Stock	8-K	001-36357	3.2	3/10/2023

3.7	Amendment to the Amended and Restated Bylaws of Lipocine Inc.	8-K	001-36357	3.1	3/10/2023

3.8	Certificate of Amendment to the Amended and Restated Certificated of Incorporation of Lipocine Inc.	8-K	001-36357	3.2	5/11/2023

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

4.2	Second Amended and Restated Stockholder Rights Agreement dated as of November 1, 2021 by and between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-36357	4.1	11/1/2021

4.3	Form of Pre-Funded Warrant	8-K	001-36357	4.1	11/14/2019

4.4	Form of Common Warrant	8-K	001-36357	4.2	11/14/2019

4.5	Form of Common Warrant	8-K	001-36357	4.1	2/26/2020

4.6	Description of Registered Securities	10-K	001-36357	4.6	3/9/2022

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2**	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3**	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4**	Form of Restricted Stock Unit Agreement and Notice under the 2011 Equity Incentive Plan	10-K	001-36357	10.4	3/31/2014

10.6	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.7**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.8	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

10.9	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.10	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.11	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.12+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.13**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.15	Commercial Manufacturing Services and Supply Agreement, dated March 3, 2016, by and between Lipocine Inc. and M.W. Encap Ltd.	10-Q	001-36357	10.1	5/9/2016

10.16	Controlled Equity OfferingSM Sales Agreement, dated March 6, 2017, by and between Lipocine Inc. and Cantor Fitzgerald & Co.	10-K	001-36357	10.22	3/6/2017

10.17**	Vice President Employment Agreement, dated November 5, 2018, by and between Lipocine Inc. and Nachiappan Chidambaram.	10-Q	001-36357	10.1	11/7/18

10.18	Loan and Security Agreement dated January 5, 2018	8-K	001-36357	10.1	1/9/2018

10.20	Securities Purchase Agreement, dated as of November 14, 2019, by and between Lipocine, Inc. and the purchasers identified on the signature pages thereto	8-K	001-36357	10.2	11/14/2019

10.21	Securities Purchase Agreement, dated as of February 25, 2020, by and between Lipocine, Inc. and the purchasers identified on the signature pages thereto	8-K	001-36357	10.2	2/26/2020

10.22	Fourth Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	S-8	333-240197	99.1	07/30/2020

10.23	First Amendment to Loan and Security Agreement, dated February 16, 2021, made by and among Lipocine Inc., Lipocine Operating Inc. and Silicon Valley Bank	8-K	001-36357	10.1	2/18/2021

10.24***	License Agreement dated October 14, 2021, by and between Lipocine, Inc. and Antares Pharma, Inc.	10-Q	001-36357	10.1	11/10/2021

10.25***	Amendment No. 1 to Commercial Manufacturing Services and Supply Agreement between Lipocine, Inc. and MW Encap Ltd. Dated October 13, 2021	10-Q	001-36357	10.2	11/10/2021

10.26**	Principal Accounting Officer Employment Agreement, dated March 7, 2022, by and between Lipocine Inc. and Krista Fogarty.	8-K/A	001-36357	10.1	3/7/2022

10.27	First Amendment to License Agreement, dated October 14, 2021, made by and among Lipocine Inc., and Antares Pharma, Inc.	10-Q	001-36357	10.1	5/9/2022

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.28*, ***	License Agreement dated January 12, 2024 by and among Lipocine, Inc., Gordon Silver Limited, and Verity Pharmaceuticals

21.1*	Subsidiaries

23.1*	Consent of Tanner LLC

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

97*	Lipocine Inc. Clawback Policy

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Management contract or compensation plan or arrangement
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.
***	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: March 7, 2024	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: March 7, 2024	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mahesh V. Patel	President and Chief Executive Officer (Principal Executive	March 7, 2024
Mahesh V. Patel	Officer and Principal Financial Officer)

/s/ Krista Fogarty	Corporate Controller (Principal Accounting Officer)	March 7, 2024
Krista Fogarty

/s/ Jeffrey Fink	Director	March 7, 2024
Jeffrey Fink

/s/ Jill M. Jene	Director	March 7, 2024
Jill M. Jene

/s/ John Higuchi	Director	March 7, 2024
John Higuchi

/s/ R. Dana Ono	Director	March 7, 2024
R. Dana Ono

/s/ Spyros Papapetropoulos	Independent Lead Director and Chairman of the Board	March 7, 2024
Spyros Papapetropoulos

