Form 10-Q
period 2024-03-31
Lipocine Inc.
filed 2024-05-09
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to___________.

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

Outstanding Shares

As of May 7, 2024 the registrant had 5,347,940 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,081,337	$4,771,758
Marketable investment securities	21,550,661	17,263,788
Accrued interest income	100,134	52,254
Prepaid and other current assets	583,087	773,424

Total current assets	25,315,219	22,861,224

Property and equipment, net of accumulated depreciation of $1,190,703 and $1,182,191 respectively	107,583	116,095
Other assets	23,753	23,753
Total assets	$25,446,555	$23,001,072

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$671,445	$1,395,977
Accrued expenses	761,465	1,218,486
Warrant liability	57,238	17,166
Total current liabilities	1,490,148	2,631,629

Total liabilities	1,490,148	2,631,629

Commitments and contingencies (notes 7, 8, 9 and 10)

Stockholders’ equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 5,316,166 issued and 5,315,830 outstanding	8,860	8,860
Additional paid-in capital	220,262,456	220,171,250
Treasury stock at cost, 336 shares	(40,712)	(40,712)
Accumulated other comprehensive gain (loss)	(10,604)	7,259
Accumulated deficit	(196,263,593)	(199,777,214)
Total stockholders’ equity	23,956,407	20,369,443

Total liabilities and stockholders’ equity	$25,446,555	$23,001,072

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31,
	2024	2023

Revenues:
License revenue	$7,500,000	$54,990
Royalty revenue	117,174	-
Total revenues	7,617,174	54,990

Operating expenses:
Research and development	2,818,926	3,106,310
General and administrative	1,575,719	1,287,313
Total operating expenses	4,394,645	4,393,623
Operating income (loss)	3,222,529	(4,338,633)

Other income (expense):
Interest and investment income	331,364	370,469
Unrealized gain (loss) on warrant liability	(40,072)	98,134
Total other income, net	291,292	468,603

Income (loss) before income tax expense	3,513,821	(3,870,030)

Income tax expense	(200)	(200)
Net income (loss)	3,513,621	(3,870,230)
Issuance of Series B preferred stock dividend	-	(89)
Net income (loss) attributable to common shareholders	$3,513,621	$(3,870,319)

Basic income (loss) per share attributable to common stock	$0.66	$(0.74)
Weighted average common shares outstanding, basic	5,315,830	5,234,830

Diluted income (loss) per share attributable to common stock	$0.66	$(0.76)
Weighted average common shares outstanding, diluted	5,357,530	5,234,830

Comprehensive loss:
Net income (loss)	$3,513,621	$(3,870,319)
Net unrealized gain (loss) on marketable investment securities	(17,863)	23,562

Comprehensive income (loss)	$3,495,758	$(3,846,757)

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2022	-	$-	5,234,830	$8,852	336	$(40,712)	$219,112,164	$(20,321)	$(183,425,043)	$35,634,940

Net loss	-	-	-	-	-	-	-	-	(3,870,230)	(3,870,230)
										-
Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	23,562	-	23,562
										-
Stock-based compensation	-	-	-	-	-	-	177,772	-	-	177,772
										-
Issuance of Series B preferred stock dividend	88,511	9	-	-	-	-	80	-	(89)	-

Redemption of Series B preferred stock	-	-	-	-	-	-	-	-	-	-

Option exercises	-	-	-	-	-	-	-	-	-	-
										-
Costs associated with ATM Offering	-	-	-	-	-	-	(6,016)	-	-	(6,016)

Balances at March 31, 2023	88,511	$9	5,234,830	$8,852	336	$(40,712)	$219,284,000	$3,241	$(187,295,362)	$31,960,028

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2023	-	$-	5,315,830	$8,860	336	$(40,712)	$220,171,250	$7,259	$(199,777,214)	$20,369,443

Net income	-	-	-	-	-	-	-	-	3,513,621	3,513,621

Unrealized net loss on marketable investment securities	-	-	-	-	-	-	-	(17,863)	-	(17,863)

Stock-based compensation	-	-	-	-	-	-	99,306	-	-	99,306

Costs associated with ATM Offering	-	-	-	-	-	-	(8,100)	-		(8,100)

Balances at March 31, 2024	-	$-	5,315,830	$8,860	336	$(40,712)	$220,262,456	$(10,604)	$(196,263,593)	$23,956,407

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:

Net income (loss)	$3,513,621	$(3,870,230)

Adjustments to reconcile net income (loss) to cash provided by (used in)operating activities:
Depreciation expense	8,512	4,819
Stock-based compensation expense	99,306	177,772
Non-cash loss (gain) on change in fair value of warrant liability	40,072	(98,134)
Amortization of discounts on marketable investment securities	(214,896)	(254,215)
Changes in operating assets and liabilities:
Accrued interest income	(47,880)	41,367
Prepaid and other current assets	190,337	(181,412)
Accounts payable	(724,532)	196,088
Accrued expenses	(457,021)	55,888

Cash provided by (used in) operating activities	2,407,519	(3,928,057)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,000)
Purchases of marketable investment securities	(10,789,840)	(6,441,243)
Maturities of marketable investment securities	6,700,000	12,000,000

Net cash provided by (used in) investing activities	(4,089,840)	5,554,757

Cash flows from financing activities:

Costs associated with ATM Offering	(8,100)	(6,016)

Cash used in financing activities	(8,100)	(6,016)

Net increase in cash and cash equivalents	(1,690,421)	1,620,684

Cash and cash equivalents at beginning of period	4,771,758	3,148,496

Cash and cash equivalents at end of period	$3,081,337	$4,769,180

Supplemental disclosure of cash flow information:
Income taxes paid	$-	456

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain (loss) on available-for-sale securities	$(17,863)	$23,562
Issuance of Series B preferred stock	$-	$89

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2024.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least May 9, 2025. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least May 9, 2025, the Company will need to raise additional capital at some point through the equity or debt markets or via out-licensing activities to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1154, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, LPCN 1144, and or LPCN 1107. Conversely, the Company’s capital resources could last longer if the Company reduces expenses, reduces the number of activities currently contemplated under its operating plan, or terminates, modifies the design of or suspends on-going clinical studies.

On January 12, 2024, the Company entered into a License Agreement (the “License Agreement”) with Gordon Silver Limited (“GSL”) and Verity Pharmaceuticals, Inc. (“Verity Pharma”), pursuant to which the Company granted to GSL (an affiliate of Verity Pharma) an exclusive, royalty-bearing, sublicensable right and license to commercialize the Company’s TLANDO® product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in NDA No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), in each case within the United States and Canada. The License Agreement also provides GSL with a license to develop and commercialize TLANDO XR, the Company’s potential once-daily oral product candidate for testosterone replacement therapy. The Company retains development and commercialization rights for TLANDO and TLANDO XR outside of the United States and Canada, and with respect to applications outside of the Field inside or outside the United States and Canada.

Upon execution of the License Agreement, GSL agreed to pay the Company a license fee of $11.0 million with an initial payment of $2.5 million which was received on signing of the License Agreement, $5.0 million which was received on February 1, 2024, $2.5 million to be paid no later than January 1, 2025, and $1.0 million to be paid no later than January 1, 2026. The Company is also eligible to receive development and sales milestone payments of up to $259 million in the aggregate, depending primarily on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by GSL under the License Agreement. In addition, the Company is eligible to receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of licensed products in the United States and Canada.

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

See Note 7 for a description of the license agreement (“Verity License Agreement”) with Verity Pharma, Inc. (“Verity”). See Note 11 for a description of the agreement with Spriaso, a related party.

License Fees

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

Royalties

Royalties revenue consists of sales-based and minimum royalties earned under license agreements for our products. Sales-based royalties revenue represents variable consideration under license agreements and is recognized in the period a customer sells products incorporating the Company’s licensed technologies/products. The Company estimates sales-based royalties revenue earned but unpaid at each reporting period using information provided by the licensee. The Company’s license arrangements may also provide for minimum royalties, which the Company recognizes upon the satisfaction of the underlying performance obligation, which generally occurs with delivery of the underlying technology rights to the licensee. Sales-based and minimum royalties are generally due within 45 days after the end of each quarter in which they are earned.

Revenue Concentration

A major partner is considered to be one that comprises more than 10% of the Company’s total revenues. For the three months ended March 31, 2024, the Company recognized licensing revenue of $7.5 million and royalty revenue of $51,000 relating to the Verity License Agreement. The revenue recognized in 2024 was 99% from one major customer, Verity. License revenue recognized in the three months ended March 31, 2023 of $55,000, was 100% from a related-party, Spriaso.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Basic earnings (loss) per share attributable to common stock:
Numerator
Net earnings (loss)	$3,513,621	$(3,870,319)

Denominator
Weighted avg. common shares outstanding	5,315,830	5,234,830

Basic earnings (loss) per share attributable to common stock	$0.66	$(0.74)

Diluted earnings (loss) per share attributable to common stock:
Numerator
Net earnings (loss)	$3,513,621	$(3,870,319)
Effect of dilutive securities on net earnings (loss):
Common stock warrants	(40,072)	98,134
Total net earnings (loss) for purpose of calculating diluted net earnings (loss) per common share	$3,553,693	$(3,968,453)
Denominator
Weighted avg. common shares outstanding	5,315,830	5,234,830
Weighted average effect of dilutive securities:
Stock options	34,446	-
Restricted stock units	7,254	-
Total shares for purpose of calculating diluted net loss per common share	5,357,530	5,234,830

Diluted loss per share attributable to common stock	$0.66	$(0.76)

The computation of diluted loss per share for the three months ended March 31, 2024 and 2023 does not include the following stock options and warrants to purchase shares of common stock or unvested restricted stock units in the computation of diluted loss per share because these instruments were antidilutive:

	March 31,
	2024	2023
Stock options	252,251	262,282
Unvested restricted stock units	14,508	-
Warrants	49,433	49,433

(4) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of March 31, 2024, and December 31, 2023, were as follows:

March 31, 2024	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$8,614,220	$-	$(380)	$8,613,840
U.S. government agency securities	12,947,045	-	(10,224)	12,936,821

	$21,561,265	$-	$(10,604)	$21,550,661

December 31, 2023	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$14,272,530	$8,574	$-	$14,281,104
U.S. government agency securities	2,983,999	-	(1,315)	2,982,684

	$17,256,529	$8,574	$(1,315)	$17,263,788

Maturities of debt securities classified as available-for-sale securities as of March 31, 2024 are as follows:

March 31, 2024	Amortized Cost	Aggregate fair value
Due within one year	$21,561,265	$21,550,661
	$21,561,265	$21,550,661

There were no sales of marketable investment securities during the three months ended March 31, 2024 and 2023 and therefore no realized gains or losses. Additionally, during the three months ended March 31, 2024 and 2023, $6.7 million and $12.0 million of marketable investment securities matured, respectively. The Company determined there were no other-than-temporary impairments for the three months ended March 31, 2024 and 2023.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

		Fair value measurements at reporting date using
	March 31, 2024	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,946,064	$2,946,064	$-	$-
Government treasury bills	8,613,840	8,613,840	-	-
US. Government agency securities	12,936,821	12,936,821	-	-
	$24,496,725	$24,496,725	$-	$-

Liabilities:
Warrant liability	$57,238	$-	$-	$57,238
	$24,553,963	$24,496,725	$-	$57,238

		Fair value measurements at reporting date using
	Deember 31, 2023	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,695,491	$4,695,491	$-	$-
Government treasury bills	14,281,104	14,281,104	-	-
U.S. government agency securities	2,982,684	-	2,982,684	-
	$21,959,279	$18,976,595	$2,982,684	$-

Liabilities:
Warrant liability	$17,166	$-	$-	$17,166
	$21,976,445	$18,976,595	$2,982,684	$17,166

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of March 31, 2024, include (i) volatility of 100%, (ii) risk free interest rate of 5.38%, (iii) strike price of $8.50, (iv) fair value of common stock of $5.20, and (v) expected life of 0.6 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2023, include (i) volatility of 100%, (ii) risk free interest rate of 4.79%, (iii) strike price of $8.50, (iv) fair value of common stock of $2.79, and (v) expected life of 0.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or changes in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three ended March 31, 2024.

(6) Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At March 31, 2024 and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7) Contractual Agreements

(a)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. The Company incurred royalty expense of approximately $9,000 and $4,000 during the three months ended March 31, 2024 and 2023, respectively.

(b)	Antares Pharma, Inc.

On October 14, 2021, the Company entered into the Antares License Agreement with Antares pursuant to which the Company granted to Antares an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize, upon final approval of TLANDO® from the U.S. Food and Drug Administration (“FDA”), the Company’s TLANDO product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in New Drug Application (“NDA”) No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, in each case within the United States. TLANDO received FDA approval on March 29, 2022.

Upon execution of the Antares License Agreement, Antares paid the Company an initial payment of $11.0 million. Antares agreed to make additional payments of $5.0 million to the Company on each of January 1, 2025, and January 1, 2026, provided that certain conditions were satisfied. The Company was also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to TLANDO, as licensed by Antares under the Antares License Agreement. In addition, the Company was to receive tiered royalty payments at rates ranging from percentages in the mid-teens up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. On October 2, 2023, the Company received notice from Antares of Antares’ termination of the License Agreement. In accordance with the terms of the License Agreement, the License Agreement terminated effective January 31, 2024. On January 12, 2024, the Company entered into a license agreement (the “Verity License Agreement”) with Verity Pharmaceuticals Inc. (“Verity”). See Note 7(c) for a description of the Verity License Agreement. Upon termination of the Antares License Agreement, all rights and licenses granted by the Company to Antares under the Antares License Agreement terminated and all rights in TLANDO were transferred to the Company’s new licensing partner, Verity.

The Company recognized revenue of approximately $67,000 and $0 for the three months ended March 31, 2024 and 2023, respectively, under the Antares License Agreement and does not expect to receive any further royalties in the future.

(c)	Verity Pharmaceuticals, Inc.

On January 12, 2024, the Company entered into a License Agreement (the “License Agreement”) with Gordon Silver Limited (“GSL”) and Verity, pursuant to which the Company granted to GSL (an affiliate of Verity Pharma) an exclusive, royalty-bearing, sublicensable right and license to commercialize the Company’s TLANDO product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in NDA No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), in each case within the United States and Canada. The Verity License Agreement also provides GSL with a license to develop and commercialize TLANDO XR (LPCN 1111), the Company’s potential once-daily oral product candidate for testosterone replacement therapy. The Company retains rights to TLANDO and TLANDO XR in applications outside of the Field and to development and commercialization rights in the field outside of the United States and Canada.

Upon execution of the Verity License Agreement, GSL agreed to pay the Company a license fee of $11.0 million with an initial payment of $2.5 million which was received on signing of the Verity License Agreement, $5.0 million which was received on February 1, 2024, $2.5 million to be paid no later than January 1, 2025, and $1.0 million to be paid no later than January 1, 2026. The Company is also eligible to receive development and sales milestone payments of up to $259.0 million in the aggregate, depending primarily on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by GSL under the Verity License Agreement. GSL is generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of licensed products in the Field in the United States and Canada, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the United States and Canada.

The Company concluded that licensing revenue recognized in conjunction with the Verity License Agreement met the requirements under ASC 606, Revenue from Contracts with Customers. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. License revenue from payments to be received in the future will be recognized when it is probable that we will receive license payments under the terms of the Verity License Agreement.

During the three months ended March 31, 2024, the Company recognized $7.5 million in licensing revenue and $51,000 in royalty revenue.

(d)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct pre-clinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $1.9 million and $2.1 million, respectively, for the three months ended March 31, 2024 and 2023 under these agreements and has recorded these expenses in research and development expenses.

(8) Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2025.

Future minimum lease payments under the non-cancelable operating lease as of March 31, 2024 are:

Operating
leases
Year ending December 31:
2024	$276,058
2025	61,346

Total minimum lease payments	$337,404

The Company’s rent expense was $90,000 and $87,000 for the three months ended March 31, 2024 and 2023, respectively.

(9) Stockholders’ Equity

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

The Company is authorized to issue up to 200,000,000 shares of its common stock, par value $0.0001.

(a)	Issuance of Common Stock

On March 6, 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made. The Company currently has registered up to $50.0 million for sale under the Sales Agreement, pursuant to the Registration Statement on Form S-3 (File No. 333-250072) through Cantor as the Company’s sales agent. Cantor may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cantor uses its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell these shares. The Company pays Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. In addition, the Company has also provided Cantor with customary indemnification rights.

The shares of the Company’s common stock sold under the Sales Agreement are sold and issued pursuant to the Registration Statement on Form S-3 (File No. 333-250072), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. The Company is not obligated to make any sales of its common stock under the Sales Agreement. The offering of common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein.

As of March 31, 2024, the Company had sold an aggregate of 964,711 shares at a weighted-average sales price of $34.52 per share under the At the Market Offering ( the “ATM Offering”) for aggregate gross proceeds of $33.3 million and net proceeds of $32.1 million, after deducting sales agent commission and discounts and our other offering costs. During the three months ended March 31, 2024 and 2023, the Company did not sell any shares of its common stock pursuant to the Sales Agreement. As of March 31, 2024, the Company had $40.8 million available for sale under the Sales Agreement, however, the Company is subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement.

On April 24, 2024 the Sales Agreement with Cantor was terminated and a new sales agreement was entered into with Alliance Global Partners (“A.G.P.”) on April 26, 2024 as noted in Note 13, Subsequent Events.

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

The Company was not solely in control of the redemption of the shares of Series B Preferred Stock prior to the annual meeting of stockholders since the holders had the option of deciding whether to vote in respect of the above-described Reverse Stock Split, which determined whether a given holder’s shares of Series B Preferred Stock was redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series B Preferred Stock was not solely in the control of the Company, the shares of Series B Preferred Stock were classified within the mezzanine equity in the Company’s unaudited consolidated statement of stockholder’s equity. Upon issuance, the shares of Series B Preferred Stock were measured at redemption value. As of May 10, 2023, all shares of Series B Preferred Stock had been redeemed by the Company.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $99,000 and $178,000, respectively, for the three months ended March 31, 2024 and 2023, respectively, and is allocated as follows:

	Three Months Ended March 31,
	2024	2023

Research and development	$55,080	$95,513
General and administrative	44,226	82,259

	$99,306	$177,772

The Company issued 25,626 and 17,647 stock options, respectively, during the three months ended March 31, 2024 and 2023.

Key assumptions used in the determination of the fair value of stock options granted are as follows:

Expected Term: The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term was estimated using the average of the contractual term and the vesting period of the stock option. For awards with performance conditions, and that have the contractual term to satisfy the performance condition, the contractual term was used.

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

For options granted during the three months ended March 31, 2024 and 2023, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2024	2023
Expected term	5.85 years	5.85 years
Risk-free interest rate	4.32%	3.91%
Expected dividend yield	—	—
Expected volatility	97.41%	97.61%

The Company recognizes compensation expense for the portion of options that are expected to vest. Therefore, the Company applied estimated forfeiture rates that were derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

As of March 31, 2024, there was approximately $435,000 of total unrecognized compensation cost related to unvested stock option compensation granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 0.8 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of March 31, 2024, there was $79,000 of total unrecognized compensation costs related to unvested restricted stock units that have either time-based or performance vesting.

(e)	Stock Option Plan

In April 2014, the Board adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 58,823 shares were authorized for issuance under the 2014 Plan. Additionally, 15,994 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 74,817 to 145,405. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 145,405 to 189,522. Finally, upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 189,522 to 336,582. The Board, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 336,582 shares of common stock are authorized for issuance under the 2014 Plan, with 2,448 shares remaining available for grant as of March 31, 2024.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2023	262,247	$34.21
Options granted	25,626	3.98
Options exercised	-	-
Options forfeited	-	-
Options cancelled	(1,176)	140.25
Balance at March 31, 2024	286,697	31.07

Options exercisable at March 31, 2024	207,486	39.96

The following table summarizes information about stock options outstanding and exercisable at March 31, 2024:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

286,697	6.69	$31.07	$37,261	207,486	5.82	$39.96	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 0 stock options exercised during the three months ended March 31, 2024 and 2023, respectively.

(f)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted stock units

Balance at December 31,2023	-
Granted	21,762
Vested	-
Cancelled	-
Balance at March 31, 2024	21,762

The weighted average grant date fair value of restricted stock units awarded during the three months ended March 31, 2024 was $3.61 per share. No restricted stock units were awarded during the three months ended March 31, 2023.

(g)	Common Stock Warrants

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

As of March 31, 2024, the Company had 64,362 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on March 31, 2024 and on December 31, 2023 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	March 31, 2024	December 31, 2023
Expected life in years	0.64	0.88
Risk-free interest rate	5.38%	4.79%
Dividend yield	—	—
Volatility	100.00%	100.00%
Stock price	$5.20	$2.79

During the three months ended March 31, 2024, the Company recorded a non-cash loss of approximately $40,000 from the change in fair value of the November 2019 Offering warrants. During the three months ended March 31, 2023, the Company recorded a non-cash gain of approximately $98,000 from the change in fair value on the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2023	$17,166
Change in fair value of common stock warrants	40,072
Balance at March 31, 2024	$57,238

Additionally, in the February 2020 Offering, the Company issued 296,593 common stock warrants. However, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity. As of March 31, 2024, and 2023, there were 49,433 warrants outstanding that were issued in the February 2020 Offering.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2023	113,795	$8.72
Issued	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at March 31, 2024	113,795	$8.72

There were no common stock warrants exercised during either the three months ended March 31, 2024 or 2023.

The following table summarizes information about common stock warrants outstanding at March 31, 2024:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

113,795	0.75	$8.72	$-

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

The Company is not currently aware of any matter, individually or in the aggregate, that could have a material adverse effect on our financial condition, liquidity, or results of operations.

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

(11) Agreement with Spriaso, LLC

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. Additionally, during the three months ended March 31, 2024 and 2023, the Company received licensing revenue from Spriaso of approximately $0 and $55,000, respectively. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(12) Recent Accounting Pronouncements

Accounting Pronouncements Issued Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. Management is currently assessing the impact of the adoption of this ASU on the financials statements of the Company.

(13) Subsequent Events

On April 24, 2024, the Company terminated the Sales Agreement with Cantor and on April 26, 2024, the Company entered into a sales agreement with A.G.P. (the “A.G.P. Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made. The Company currently has registered $10,616,169 shares of common shares for sale under the Sales Agreement, pursuant to the Registration Statement on Form S-3, as amended (File No. 333-275716) (the “Form S-3”), through A.G.P. as the Company’s sales agent. A.G.P. may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. A.G.P. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares under the A.G.P. Sales Agreement. The Company will pay A.G.P. 3.0% of the aggregate gross proceeds from each sale of shares under the A.G.P. Sales Agreement. In addition, the Company has also provided A.G.P. with customary indemnification rights.

The shares of the Company’s common stock to be sold under the A.G.P. Sales Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

The Company is not obligated to make any sales of its common stock under the A.G.P. Sales Agreement. The offering of common stock pursuant to the A.G.P. Sales Agreement will terminate upon the termination of the A.G.P. Sales Agreement as permitted therein. The Company and A.G.P. may each terminate the A.G.P. Sales Agreement at any time upon ten days’ prior notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 7, 2024, as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 7, 2024. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

On January 12, 2024, we entered into a license agreement (the “Verity License Agreement”) for the development and commercialization of our approved product, TLANDO®, an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”), with Verity Pharmaceuticals, Inc. (“Verity” or our “Licensee”), pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize the TLANDO product for TRT in the U.S. and Canada. Any FDA required post-marketing studies will also be the responsibility of our Licensee, Verity. On March 28, 2022, the FDA approved TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On June 7, 2022, our former commercial partner Antares (a wholly owned subsidiary of Halozyme) announced the commercial launch of TLANDO, an oral treatment indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism).

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”); LPCN 2101 for epilepsy; LPCN 2203 for essential tremor and LPCN 2401 as an adjunct therapy to incretin mimetics as an aid for improved body composition in chronic weight management. In addition to our clinical development product candidates, we have assets for which we expect to seek partnerships to enable further development including TLANDO for territories outside of North America, LPCN 1148 comprising a novel prodrug of testosterone and testosterone laurate (“TL”), for the management of decompensated cirrhosis, LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of non-cirrhotic non-alcoholic steatohepatitis (“NASH”) which has completed Phase 2 testing; and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

The following charts summarize the status of our product candidate development and partnering programs:

# Lipocine Pipeline

| Development Candidate (Indication) | Pre-Clinical | Phase 1 | Phase 2 | Pivotal | Approved | Status |
|---|---|---|---|---|---|---|
| **LPCN 1154** *(Postpartum Depression)* | | | | | | Topline pivotal study results Q2, 2024 |
| **LPCN 2203** *(Essential Tremor)* | | | | | | P1 study completed, P2 protocol to be submitted to FDA |
| **LPCN 2401** *(Obesity Management)* | | | | | | P2 GLP-1 co-therapy protocol in development |
| **LPCN 1148** *(Decompensated Liver Cirrhosis)* | | | | | | P2 study completed |
| **LPCN 2101** *(Women With Epilepsy)* | | | | | | IND cleared for P2 |
| **LPCN 1107** *(Prevention of Preterm Birth)* | | | | | | EOP2 meeting completed |
| **LPCN 1144** *(Non-Cirrhotic NASH)* | | | | | | P2 study completed |

Note: TRT franchise (TLANDO and LPCN 1111) for North America licensed to Verity Pharma

Corporate Strategy

Our goal is to become a leading biopharmaceutical company focused on leveraging our proprietary Lip’ral drug delivery technology platform to develop differentiated products through oral delivery of previously difficult to deliver molecules for CNS disorders. The key components of our strategy are to:

Advance LPCN 1154 and other CNS product candidates. We intend to focus on the development of endogenous neuroactive steroids (“NASs”) which have broad applicability in treating various CNS conditions where we can leverage our technology platform to develop highly differentiated oral therapeutics. Our priority is on the development of LPCN 1154, a fast-acting oral antidepressant for postpartum depression (“PPD”) with potential for outpatient use.

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

Develop partnership(s) to continue the advancement of pipeline assets. We continuously strive to prioritize our resources in seeking partnerships for our pipeline assets. We are currently exploring partnerships for our liver programs LPCN 1144, our candidate for treatment of non-cirrhotic NASH and LPCN 1148 for the management of decompensated cirrhosis including prevention of the recurrence of overt hepatic encephalopathy, and LPCN 2401 as an adjunct therapy to incretin mimetics as an aid for improved body composition in chronic weight management, and LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) and LPCN 1111 to third parties outside the United States and Canada, although no licensing agreement has been entered into by the Company.

Our Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for PPD, LPCN 2101 for epilepsy, LPCN 2203 for essential tremor, LPCN 2401 as an aid for improved body composition in chronic weight management, and LPCN 1148, an androgen therapy for the management of cirrhosis. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 2401, LPCN 1107 as well as for the TRT assets (TLANDO and LPCN 1111) outside of the United States and Canada.

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

Oral Programs for CNS Disorders

Some preferred endogenous or naturally occurring NAS present in central nervous system act as positive allosteric modulators (“PAMs”) of the GABAA receptor, the major biological target of the inhibitory neurotransmitter γ-aminobutyric acid (“GABAA”). To improve oral delivery of these modulators, several synthetic NAS derivatives of endogenous GABAA receptor PAMs have been developed for therapeutic use in the past few decades.

We believe through utilization of our proprietary technology we may have the ability to enable effective oral delivery of endogenous GABAA receptor PAMs which historically had been deemed to be not orally bioavailable. As a novel drug class, NASs have received considerable attention because of their potential to treat various neuropsychiatric conditions including depression, movement disorders, epilepsy, anxiety, and neurodegenerative diseases. We have conducted Phase 1 pharmacokinetic (“PK”) studies for each of our three lead NAS candidates which have demonstrated promising PK results, safety, and tolerability and we are evaluating additional undisclosed CNS-focused candidates.

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a non-invasive, rapid onset, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. The FDA recently agreed with our proposal for establishing the efficacy of LPCN 1154 through a pivotal PK bridge to an approved IV infusion brexanolone via a 505(b)(2) NDA filing. The company has completed clinical oral PK studies including a pilot food effect study, and a pilot PK bridge study. In addition, as a prelude to a LPCN 1154 pivotal study, a multi-dose study was done confirming the dosing regimen for the pivotal study using the scaled up “to be marketed” formulation required for NDA filing. In March 2024, we completed enrollment and dosed the first cohort of patients in our pivotal PK study. We expect to have top line results from the pivotal study in the second quarter of 2024.

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

Disease Overview - PPD

●	PPD is distinct from the “baby blues,” a condition that up to 70% of all new mother’s experience; “baby blues” tend to be short-lived emotional conditions that do not interfere with daily activities.

●	Symptoms of PPD include hallmarks of major depression, including, but not limited to, sadness, depressed mood, loss of interest, change in appetite, insomnia, sleeping too much, fatigue, difficulty thinking/concentrating, excessive crying, fear of harming the baby/oneself, and/or thoughts of death or suicide.

●	During pregnancy, levels of endogenous NASs increase considerably along with levels of progesterone; however, they drop sharply postpartum. It has been hypothesized that the rapid perinatal decrease in circulating levels of endogenous NASs may be involved in the development of PPD. The first approved treatment option for PPD was an injectable containing endogenous NASs.

●	Depression may persist long after child delivery. Additionally, approximately 40% of women relapse in subsequent pregnancies or on other occasions.

●	Psychiatric comorbidities are common in patients with epilepsy. Patients with epilepsy are at high risk for major depressive disorders and PPD. Reported PPD rates are higher among women with epilepsy than the general population.

Associated Risk Factors

●	Genetic: family history and/or previous experience of depression or other mood disorders

●	Physiological: rapid changes in sex hormones, stress hormones, and thyroid hormone levels during and after delivery

●	Environmental: stressful life events, changes in relationships at home and at work, and/or lack of familial support

Unmet Medical Need

We believe there is considerable unmet need within women with PPD due to a lack of convenient and fast-acting oral therapies. Selective Serotonin Reuptake Inhibitors (“SSRIs”) have been the traditional first-line choice for women with severe PPD and require weeks for onset of efficacy; therefore, a need for an oral treatment option with a faster onset of action remains a significant unmet need in treating PPD, especially in mothers with moderate to severe depression prone to harmful actions.

Injectable brexanolone (Zulresso™, Sage Therapeutics) became the first FDA-approved treatment for postpartum depression. However, numerous factors limit the utilization of injectable brexanolone such as method of administration, cost, and safety concerns. In addition to Zulresso, SAGE Therapeutics received FDA approval for zuranolone (brand name ZURZUVAE™) in August 2023 and Zurzuvae was launched commercially in December 2023. Zuranolone, a synthetic neuroactive steroid derivative, is an oral, once daily 14-day treatment for postpartum depression and is the first oral medication approved by the FDA for the treatment of postpartum depression. Per label, besides long terminal half-life of approximately 19.7 to 24.6 hours and dosage modifications needed for concomitant use with CYP3A4 modulators, warnings and precautions include CNS depressant effects, impaired ability to drive or engage in other potentially hazardous activities and embryo-fetal toxicity.

We believe LPCN 1154 targets the current unmet need for robust, rapid relief with 48-hour treatment duration through a convenient oral therapy candidate comprising bioidentical NASs with good tolerability.

LPCN 2101: NAS for Epilepsy

We are currently evaluating an additional NAS candidate, LPCN 2101, for women with epilepsy (“WWE”). We have completed pre-clinical and Phase 1 studies for LPCN 2101 which demonstrated promising PK results, safety and tolerability. In July 2022 our IND was accepted by the FDA for LPCN 2101 for adults with epilepsy and we plan to initiate a Phase 2 IND opening proof-of-concept study to evaluate the safety, tolerability, and efficacy of LPCN 2101, subject to resource prioritization.

Disease Overview – Epilepsy

Epilepsy is defined by the 1) occurrence of at least two unprovoked seizures more than 24 hours apart, 2) occurrence of one unprovoked seizure and a probability of further seizures occurring over the next 10 years, and/or 3) diagnosis of an epilepsy syndrome. Patients with epilepsy have increased risk of mortality due to direct effects of seizures (e.g., status epilepticus, car accidents) and indirect effects of seizures (e.g., suicide, cardiovascular effects).

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

Complex, multidirectional interactions between female hormones, seizures, and ASMs exist. Most hormones act as NASs and can thus modulate brain excitability. Any changes in endogenous or exogenous hormone levels can affect the occurrence of seizures, either directly or via PK interactions that modify the plasma levels of ASMs (Harden, 2008). The PK interactions between oral contraceptives and ASMs are bidirectional (Johnston and Crawford, 2014). The efficacy of hormonal contraception may be diminished for women taking CYP-P450 enzyme inducing ASMs. Epilepsy is not a medical condition in which contraceptives are contraindicated. Contraceptive failure, possibly related to ASMs, may be responsible for up to 1 in 4 unplanned pregnancies in WWE (~12.5% of all WWE pregnancies), versus a rate of 1% in healthy women.

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

Select ASMs have the potential to induce contraception failures, reproductive hormone imbalance, anxiety, and depression. There remains an unmet need for an ASM without the aforementioned downsides, with no to low fetal-neonatal toxicity and without any breast-feeding concerns as well as the potential to treat associated comorbidities.

While over 30 molecules have been approved for the treatment of epilepsy in the U.S., no epilepsy drug has been specifically approved for WWE of CB age. We believe our endogenous NASs as GABAA PAMs, while targeting the goal of seizure control, also have the potential for additional benefits in psychiatric disorders comorbidities (e.g., anxiety and/or depression) and sleep impairment. Moreover, these oral endogenous NASs could potentially address some of the fetal toxicity concerns related to unplanned or planned pregnancy in WWE. (1)

(1) Ref: S.Bangar et al. Functional Neurology 2016; 31(3): 127-134; Reimers et al. Seizure. 2015 May; 28: 66-70.

LPCN 2203: Oral Product for Management of Essential Tremor

LPCN 2203 is an oral candidate for management of essential tremor comprising a bioidentical GABA modulating NAS. We have successfully completed oral pharmacokinetics with bioidentical GABA Modulating NAS and are planning to submit a protocol for a proof-of-concept phase 2 study for ET.

Disease Overview - Essential Tremor

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

While ET is often associated with aging populations, ET can begin much earlier in life, with a progressive disease course that can eventually necessitate a care partner. Social anxiety and depressive symptoms can manifest in patients with ET as tremor severity increases, and may negatively impact a patient’s ability to work and engage in hobbies. In an interview study of ET patients and care partners, the most common impacts on activities of daily living are pouring liquids and writing/typing (100%) and grooming/hygiene, drinking, dressing, eating, and reading (80-85%). Overall, 90% of participants noted the emotional impact of ET, with 75% reporting tremor-related worry or anxiety.

The only FDA approved pharmacological treatment for ET was approved more than 50 years ago, and the majority of patients with ET experience a sub-optimal response with standard-of-care treatments, highlighting numerous and compelling unmet needs in care such as daytime efficacy and improved tolerability, a PRN (pro re nata) or “as needed” option, and a superior benefit-to-risk profile.(1) (2)

(1) Ref: Louis ED, Ottman R. Tremor Other Kyperkinet Mov (NY). 2014;4:259.

(2) Ref: Gerbasi et.al. Patient experiences in essential tremor: Mapping functional impacts to existing measures using qualitative research. MDS 2023.

TRT Franchise – TLANDO and LPCN 1111 (TLANDO XR)

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Verity License Agreement, we granted to Verity in January 2024 an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize TLANDO, our product for TRT, in the U.S. and Canada effective February 1, 2024. TLANDO received FDA approval on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of our Licensee, Verity.

Proof-of-concept for TLANDO was initially established in 2006, and subsequently TLANDO was subsequently licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first 2 calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the three months ended March 31, 2024 and 2023, we incurred royalty expense of approximately $5,000 and $4,000, respectively, under the Antares license agreement.

Since TLANDO received full FDA approval, under the terms of the Verity License Agreement, Verity will need to assess the safety and effectiveness of TLANDO in pediatric patients, as required by the Pediatric Research Equity Act. The FDA may also require certain post-marketing studies to be conducted which will also be the responsibility of Verity.

Upon execution of the Verity License Agreement, Verity paid us an initial payment of $2.5 million which was received on signing of the License Agreement and $5 million which was received on February 1, 2024. Verity is also required to make an additional payment of $2.5 million to us before January 1, 2025 and an additional payment of $1 million to us before January 1, 2026. We are also eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year and/or development milestones with respect to products licensed by Verity under the Verity License Agreement. In addition, we will receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of all products licensed under the Verity License Agreement in the United States and Canada. During the three months ended March 31, 2024, we incurred royalty expense of approximately $4,000 under the Verity license agreement.

We are exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the United States and Canada, although no licensing agreement has been entered into by the Company. If and when an agreement is made with a partner, such arrangement would likely be partially contingent upon obtaining local regulatory approval. No assurance can be given that any license agreement will be completed or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

LPCN 1111 is a next-generation, novel ester prodrug of testosterone comprised of testosterone tridecanoate which uses our proprietary delivery technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses in hypogonadal men. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, LPCN 1111 was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study. All future development and commercialization of LPCN 1111 in the U.S. and Canada will be the responsibility of our Licensee, Verity.

Other Pipeline Candidates

We continue to pursue opportunities for partnering arrangements for partnering and/or development arrangements for the continued development and/or marketing of LPCN 1148, LPCN 1144, LPCN 2401, and LPCN 1107. We do not currently anticipate conducting any further significant development activities with respect to these products and product candidates without the participation of a partner. There can be no guarantee that we will be able to identify or enter into partnering arrangements on terms that are beneficial to us or at all. Even if we do enter into partnering arrangements, such arrangements may not be sufficient to successfully develop and commercialize these products.

LPCN 1148: Oral Product Candidate for the Management of Decompensated Cirrhosis

We are currently evaluating LPCN 1148 comprising testosterone laurate (“TL”) for the management of decompensated cirrhosis. We believe LPCN 1148 targets unmet needs for cirrhosis subjects including improvement in the quality of life of patients while on the liver transplant waiting list, prevention or reduction in the occurrence of new decompensation events such as hepatic encephalopathy (“HE”), and improvement in post liver transplant survival, including outcomes and costs. We are exploring the possibility of partnering with a third party for the development and/or marketing of LPCN 1148, although no partnering agreement has been entered into by the Company. No assurance can be given that any partnering agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

We conducted a Phase 2 proof of concept (“POC”) study (NCT04874350) in male subjects with cirrhosis to evaluate the therapeutic potential of LPCN 1148 for the management of sarcopenia. The Phase 2 POC study was a prospective, multi-center, randomized, placebo-controlled study in male sarcopenic cirrhotic patients. Subjects were initially randomized 1:1 to 1 of 2 arms. The treatment arm was an oral dose of LPCN 1148, and the second arm was a matching placebo. There were no restrictions on patients with respect to background therapies, including current standard of care, diet or exercise. The primary endpoint was a change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index, rates of breakthrough HE, and number of waitlist events, including all-cause mortality. Total treatment was 52 weeks, with 24-week placebo-controlled treatment subjects receiving LPCN 1148 in the 28-week open-label extension (“OLE”) phase of the study for the duration of the study through week 52.

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

In March 2024 we announced that 24-week L3-SMI increases were maintained through 52 weeks of LPCN 1148 intervention and that placebo patients who switched to LPCN 1148 in the open label extension period of the study had increases in L3-SMI. Furthermore, fewer overt hepatic encephalopathy (“OHE”) events were observed in LPCN 1148 treated patients and time to first recurrent OHE event was longer for treated patients. LPCN 1148 was well-tolerated, with AE rates and severities similar to placebo and fewer participants experienced serious or sever adverse events when switched from placebo to LPCN 1148 and patients on therapy were hospitalized for fewer days. We plan to request a Type C meeting with the FDA to discuss the clinical development plan for LPCN 1148 in mid-2024.

Disease Overview – Cirrhosis

There are over 2 million cases of cirrhosis worldwide, with over 500,000 people living with decompensated cirrhosis in the U.S. Non-alcoholic fatty liver disease is the most rapidly increasing indication for liver transplant. 62% of those on the liver transplant (“LT”) waitlist are male and the economic burden (approximately $812,500/transplant) is high and continues to increase. Each year about half of the approximately 17,000 people in U.S. on the LT waitlist undergo transplant, while nearly 3,000 patients either die or are removed from the list because they were “too sick to transplant.”

Liver cirrhosis is defined as the histological development of regenerative nodules surrounded by fibrous bands. Patients with cirrhosis typically have a years-long silent, asymptomatic phase (compensated cirrhosis) until decreasing liver function and increasing portal pressure move the patient into the symptomatic phase (decompensated cirrhosis). Transition to decompensated cirrhosis is marked by clinical events including ascites, encephalopathy, jaundice, and/or variceal hemorrhage. Decompensated subjects survive on average less than 2 years. Common causes of liver cirrhosis include alcoholic liver disease, non-alcoholic fatty liver disease (“NAFLD”), chronic hepatitis B and C, primary biliary cirrhosis (“PBC”), and primary sclerosing cholangitis (“PSC”) and some patients have liver disease of unknown cause (cryptogenic).

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

LPCN 1144: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of NASH

We are exploring the possibility of partnering with a third party for LPCN 1144, although no partnering agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

Disease Overview – NASH

NASH is an advanced state of non-alcoholic fatty liver disease (“NAFLD”) that can progress to a cirrhotic liver or liver failure, require liver transplant, and can result in hepatocellular carcinoma/ liver cancer, and death. Progression of NASH to end stage liver disease is one of the leading causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, NASH and NAFLD patients additionally suffer heightened cardiovascular risk and die more frequently from cardiovascular events than from liver disease. NAFLD/NASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. 20% to 30% of the U.S. population is estimated to suffer from NAFLD, with a large proportion of that group, 15% to 20%, progressing to NASH, which lacks an effective therapy. NASH is a silent killer that affects millions in the U.S. Diagnoses have been on the rise and are expected to increase dramatically in the next decade. Approximately 50% of NASH patients are adult males. In men, especially with comorbidities associated with NAFLD/NASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/NASH. There is currently no approved therapy for the treatment of NASH although there are several drug candidates currently under development with many having clinical failures to date.

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

Liver biopsies were performed at baseline (“BL”) and after 36 weeks of treatment (“EOS”). Pre-specified biopsy analyses included NASH Clinical Research Network (“CRN”) scoring as well as a continuous paired (“Paired Technique”) and digital technique (“Digital Technique-Fibronest”). All biopsy analyses were performed on the same slides and the reads for the three techniques were done independently. Analysis sets included the NASH Resolution Set (all subjects that have BL and EOS biopsy with NASH at BL [NAS ≥4 with lobular inflammation score ≥ 1 and hepatocyte ballooning score ≥1 at BL] (n=37)), the Biopsy Set (all subjects with baseline and EOS biopsies (n=44)), and the Safety Set (all randomized subjects (n=56)).

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

We had a written only response from the FDA for a LPCN 1144 Type C meeting with the FDA in January 2022 to discuss the development path forward with LPCN 1144. The FDA acknowledged that the NDA submission of LPCN 1144 would be via the 505(b)2 regulatory pathway and agreed that no additional non-clinical studies are needed to support an NDA submission. The FDA acknowledged that subjects in the LiFT study subjects achieved improvements in key components associated with NASH histopathology after 36-weeks of treatment with LPCN 1144 in adult males and agreed that the proposed multicomponent primary surrogate endpoint is acceptable for seeking approval under the accelerated approval pathway. The FDA agreed that the proposed primary multicomponent surrogate endpoint, NASH resolution with no worsening of fibrosis, is acceptable for seeking approval under the accelerated approval pathway and the FDA recommended a Phase 3 trial with a study duration of 72 weeks. In July 2022, Lipocine held an End of Phase 2 meeting with the FDA for LPCN 1144 for NASH. The FDA recommended a Phase 2 dose ranging study be conducted to identify the optimal dose prior to conducting a pivotal study. The FDA agreed to the proposed unique testosterone ester, testosterone laurate, for future clinical studies.

LPCN 2401: An Adjunct Therapy to Incretin Mimetics, as an Aid for Improved Body Composition in Chronic Weight Management

LPCN 2401 is an oral formulation of a proprietary combination of anabolic androgen receptor agonist and α-alpha tocopherol, an antioxidant metabolic modifier. Data from preclinical and clinical studies support the potential of LPCN 2401 in gaining lean mass while losing fat mass. As an adjunct therapy to incretin mimetics, LPCN 2401 has the potential to attenuate weight rebound, ameliorate loss of muscle mass, improve muscle quality and functionality, amplify fat mass loss with improved body composition, maintain weight, prevent “fat overshoot,” and accelerate muscle rebound post incretin mimetic discontinuation. We plan to request a meeting with the FDA to discuss the study design for a proof-of-concept phase 2 study for LPCN 2401. We may explore the possibility of partnering with a third party, although no partnering agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

Disease Overview – Obesity Management

Approximately 74% of US adults age 20 and older are either obese or overweight, and an estimated 30% of the US adult population has a BMI ≥ 30 kg/m2. Obesity is a chronic, relapsing health risk defined by excess body fat. Excess body fat increases the risk of death and major comorbidities such as type 2 diabetes, hypertension, dyslipidemia, cardiovascular disease, osteoarthritis of the knee, sleep apnea, and some cancers (Caterson and Hubbard et al. 2004; Calle and Thun et al. 1999). Reportedly, ~24M (Flynn et al. Morgan Stanley, February 27, 2024) obese elderly are most vulnerable to losing muscle mass.

The rapid weight loss observed with the approved weight management medications includes unwanted lean mass loss, up to 40% of the patient’s total weight lost. Moreover, discontinuation of these therapies frequently results in a rapid regain in weight. Loss of lean mass has multiple negative health implications including weakness/fatigue, lowered metabolism which can cause a regain in fat mass, declines in neuromuscular function, potential effects on emotion and psychological states, and increased risk of injury.

Several recent studies showed that body composition, especially lean body mass (muscle) may play an independent role in survival of patients with diseases such as cancer and cardiovascular diseases (DH Lee and EL Giovannucci, Exp Biol Med. 2018). Therefore, a focus on body composition in obesity management to sustainably lose fat mass while maintaining lean mass should be an essential goal.

There is a significant unmet need for an oral, efficacious, muscle preserving/gaining option for chronic obesity/weight management that ameliorates the loss of LM associated with GLP-1/GIP agonist treatment, resulting in a higher quality weight loss. Moreover, there is a need for a chronic long-term pharmacotherapy option to maintain weight upon cessation of incretin mimetic therapy, prevent fat/weight rebound “overshoot” and minimize lag in muscle recovery to prevent collateral fattening.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth

We are exploring the possibility of partnering with a third party for the development and/or marketing of LPCN 1107, although no partnering agreement has been entered into by the Company. No assurance can be given that any partnering agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

The CDER issued AMAG Pharmaceuticals, the NDA holder at the time, a Notice of Opportunity for Hearing (“NOOH”) to withdraw approval of Makena, for which AMAG Pharmaceuticals responded by requesting a hearing and providing detail on the company’s position, recognizing clinicians’ decade-long use of treatment with Makena and the public health implications of withdrawing approval. The FDA Commissioner held a public hearing with Covis from October 17 through 19, 2022, which resulted in a 14-1 vote recommending removal of the product from the market. On October 31, 2022, Covis approached the CDER and outlined a plan of orderly withdrawal which would set a withdrawal timeframe sufficient for current patients to complete their courses of treatment. The CDER declined this proposal. On March 6, 2023, Covis announced its plan to voluntarily withdraw Makena from the market and submitted a request to the CDER for a minimum 21-week wind-down. On April 6, 2023, the FDA withdrew its approval of Makena and ordered the immediate withdrawal of Makena and several approved generic versions of the drug, making it unlawful for the drug to be distributed in the U.S. The FDA stated that in light of the unmet need for a treatment for preventing preterm birth and improving neonatal outcomes, it is imperative that the medical and scientific communities increase their efforts to find effective treatments and stated their hope that the decision to withdraw Makena will help galvanize further research. The FDA further stated their commitment to working together with patients, researchers, and drug developers to advance the development of safe and effective therapies that are urgently needed as a treatment for the prevention of preterm birth.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through March 31, 2024, we have generated $49.5 million in revenue under our various license and collaboration arrangements and from government grants. We have entered into the Verity License Agreement with the potential for revenue from future milestones and royalties, but we may never generate revenues from any of our clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $150.1 million in research and development expenses through March 31, 2024.

We expect to continue to incur significant costs as we develop our other product candidates, including our CNS product candidates and the wind down of the Phase 2 POC study in male subjects with cirrhosis with LPCN 1148, as well as the development of any future pipeline product candidates.

In general, the cost of clinical trials may vary significantly over the life of a project as a result of uncertainties in clinical development, including, among others:

●	the number of sites included in the trials;

●	the length of time required to enroll suitable subjects;

●	the duration of subject follow-ups;

●	the length of time required to collect, analyze and report trial results;

●	the cost, timing and outcome of regulatory review; and

●	potential changes by the FDA in clinical trial and NDA filing requirements.

Future research and development expenditures are subject to numerous uncertainties regarding timing and cost to completion, including, among others:

●	the timing and outcome of regulatory filings and FDA reviews and actions for product candidates;

●	our dependence on third-party manufacturers for the production of satisfactory finished products for registration and launch should regulatory approval be obtained on any of our product candidates;

●	the potential for future license or co-promote arrangements for our product candidates, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our future plans and capital requirements; and

●	the effect on our product development activities of actions taken by the FDA or other regulatory authorities.

A change of outcome for any of these variables with respect to the development of our product development candidates could mean a substantial change in the costs and timing associated with these efforts, could require us to raise additional capital, and may require us to reduce operations.

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing, and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1154, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1154, LPCN 2101, LPCN 2203 or other future product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the pre-clinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities. We will continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 2401, LPCN 1107 and TLANDO and LPCN 1111 outside of North America.

We expect to continue to incur significant research and development expenses in the future as we complete on-going clinical studies, including the studies for our CNS product candidates and as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with our development product candidates and when and if we conduct Phase 3 clinical studies with LPCN 1144, LPCN 1148, and LPCN 1107. We are also exploring the possibility of licensing LPCN 1144, LPCN 1148, LPCN 2401 and LPCN 1107, although we have not entered into a licensing agreement and no assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us. If we are unable to raise additional capital or obtain non-dilutive financing, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development and administrative support functions. Other general and administrative expenses include rent and utilities, travel expenses, and professional fees for auditing, tax, legal, and various other services.

General and administrative expenses also include expenses for the cost of preparing, filling and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

We expect that general and administrative expenses will increase in the future as we continue as a public company. These fees include legal and consulting fees, accounting and audit fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services and enhanced business and accounting systems, litigation costs, professional fees and other costs. However, if we are unable to raise additional capital, we may need to reduce general and administrative expenses in order to extend our ability to continue as a going concern.

Other Income and Expense

Other income and expense consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities, imputed interest on minimum royalties under the Antares Licensing Agreement in 2023, and losses (gains) on our warrant liability.

Results of Operations

Comparison of the Three Months Ended March 31, 2024

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Variance
Revenue	$7,617,174	$54,990	$7,562,184
Research and development expenses	2,818,926	3,106,310	(287,384)
General and administrative expenses	1,575,719	1,287,313	288,406
Interest and investment income	331,364	370,469	(39,105)
Unrealized gain (loss) on warrant liability	(40,072)	98,134	(138,206)
Income tax expense	(200)	(200)	-

Revenue

We recognized revenue of $7.6 million primarily consisting of licensing revenue received from our Verity License Agreement during the three months ended March 31, 2024, and revenue of $55,000 in licensing revenue during the three months ended March 31, 2023, respectively.

Research and Development Expenses

The decrease in research and development expenses during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 consists of an $853,000 decrease in contract research organization expense and outside consulting costs related to the completion of our LPCN 1148 study in 2023, a $89,000 decrease in personnel related costs, a $60,000 decrease in LPCN 1111 costs, offset by a $542,000 increase in costs related to our LPCN 1154 clinical studies, a $128,00 increase in TLANDO manufacturing related costs, and a $44,000 increase in other research and development related costs.

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 consists of a $521,000 increase in business development expenses and a $39,000 increase in other various general and administrative expenses. These increases are offset by a $115,000 decrease in various administrative consulting fees, an $83,000 decrease in corporate insurance expense, a $43,000 decrease in personnel salaries and benefits, and a $31,000 decrease in legal fees.

Interest and Investment Income

The decrease in interest and investment income during the three months ended March 31, 2024 compared to interest and investment income during the three months ended March 31, 2023 was due to lower cash and marketable investment securities balances, in addition to no longer having imputed interest on the Antares License Agreement contract asset in the three months ended March 31, 2024.

Gain on Warrant Liability

We recorded a loss of approximately $40,000 and a gain of approximately $98,000 on warrant liability during the three months ended March 31, 2024 and 2023, respectively, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The loss in 2024 resulted from an increase in the fair value of warrants mainly due to a higher stock price at the end of the first quarter of 2024 compared to the stock price at the end of the fourth quarter of 2023. The gain in 2023 was attributable to a decrease in the fair value of warrants outstanding as of March 31, 2023 as compared to December 31, 2022, primarily due to the decrease in our stock price at the end of the first quarter 2023 compared to the stock price at the end of the fourth quarter of 2022, in addition to higher interest rates. No common stock warrants from the November 2019 Offering were exercised during the three months ended March 31, 2024 or the three months ended March 31, 2023. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the clinical development of LPCN 1154, LPCN 2101, LPCN 2203, LPCN 2401 and any other future product candidates, including continued research efforts.

As of March 31, 2024, we had $24.6 million of unrestricted cash, cash equivalents and marketable investment securities compared to $22.0 million at December 31, 2023.

On January 12, 2024, we entered into the Verity License Agreement with Verity, pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product with respect to TRT in the U.S. and Canada. Upon execution of the Verity License Agreement in January 2024 and upon transition of the commercialization of TLANDO from Antares to Verity in February 2024, Verity paid to us initial payments of $2.5 million and $5 million, respectively. Verity has also agreed to make additional payments to us of $2.5 million before January 1, 2025, and $1 million before January 1, 2026. The Verity License Agreement also provides Verity with a license to develop and commercialize TLANDO XR (LPCN 1111), the Company’s potential next generation, once daily oral product candidate for testosterone replacement therapy comprised of testosterone tridecanoate (“TT”) in the U.S. and Canada. We are also eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain development milestones and sales milestones in a single calendar year with respect to all products licensed by Verity under the Verity License Agreement. In addition, we receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of all products licensed to Verity in the United States and Canada. Our ability to realize benefits from the Verity License Agreement, including milestone and royalty payments, is subject to a number of risks. We may not realize milestone or royalty payments in anticipated amounts, or at all.

On March 6, 2017, we entered into a sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we sold shares of our common stock, having registered up to $50.0 million for sale under the Sales Agreement, pursuant to our Registration Statement on Form S-3 (the “Form S-3”), through Cantor as our sales agent. We were not obligated to make any sales of our common stock under the Sales Agreement. During the three months ended March 31, 2024, we did not sell any shares of our common stock under the Sales Agreement. Since March 6, 2017 and as of March 31, 2024, we had sold 964,711 shares of our common stock for $33.3 million pursuant to the Sales Agreement and had approximately $40.8 million available for sale under the Sales Agreement.

The offering of our common stock pursuant to the Sales Agreement could terminate upon the termination of the Sales Agreement as permitted therein at any time upon ten days’ prior notice, and on April 24, 2024, the Company terminated the Sales Agreement with Cantor. On April 26, 2024, the Company entered into a sales agreement with A.G.P. (the “A.G.P. Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made. The Company currently has registered $10,616,169 shares of common shares for sale under the Sales Agreement, pursuant to the Registration Statement on Form S-3, as amended (File No. 333-275716) (the “Form S-3”), through A.G.P. as the Company’s sales agent. A.G.P. may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. A.G.P. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares under the A.G.P. Sales Agreement. The Company will pay A.G.P. 3.0% of the aggregate gross proceeds from each sale of shares under the A.G.P. Sales Agreement. In addition, the Company has also provided A.G.P. with customary indemnification rights.

The shares of the Company’s common stock to be sold under the A.G.P. Sales Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

The Company is not obligated to make any sales of its common stock under the A.G.P. Sales Agreement. The offering of common stock pursuant to the A.G.P. Sales Agreement will terminate upon the termination of the A.G.P. Sales Agreement as permitted therein. The Company and A.G.P. may each terminate the A.G.P. Sales Agreement at any time upon ten days’ prior notice.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least May 9, 2025 which include on-going clinical studies for LPCN 1154, and/or LPCN 2101 and research and development activities and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 2203, LPCN 1148, LPCN 1144, LPCN 2401, LPCN 1111, and/or LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least May 9, 2025, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities, either before or after May 9, 2025, to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, LPCN 1144, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the A.G.P. Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our clinical studies, pre-clinical testing and other related activities for all of our product candidates, including LPCN 1154, LPCN 2101 LPCN 2203, LPCN 2401, LPCN 1148, LPCN 1144, and LPCN 1107;

●	the cost of manufacturing clinical supplies and establishing commercial supplies, of our product candidates and any products that we may develop;

●	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

●	the terms and timing of any collaborative, licensing, settlement and other arrangements that we may establish;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing and outcomes of regulatory approvals;

●	the timing, receipt and amount of sales, profit sharing, milestones or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

●	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash provided by (used in) operating activities	$2,407,519	$(3,928,057)
Cash provided by (used in) investing activities	(4,089,840)	5,554,757
Cash used in financing activities	(8,100)	(6,016)

Net Cash from Operating Activities

During the three months ended March 31, 2024, net cash provided by operating activities was $2.4 million and during the three months ended March 31, 2023, net cash used in operating activities was $3.9 million.

Net cash provided by operating activities during the three months ended March 31, 2024, was primarily attributable to cash inflow from the Verity License Agreement of $7.5 million which exceeded cash required to support ongoing operations, including research and development expenses and general and administrative expenses of $4.4 million. Net cash used in operating activities during the three months ended March 31, 2023, was mainly attributable to activities primarily related to our Phase 2 POC study in male subjects with cirrhosis with LPCN 1148 and clinical studies related to LPCN 1154.

Net Cash from Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $4.1 million and during the three months ended March 31, 2023, net cash provided by investing activities was $5.6 million.

Net cash used in investing activities during the three months ended March 31, 2024, was primarily the result of purchases of marketable investments securities, net of $4.1 million. Net cash provided by investment activities for the three months ended March 31, 2023, was primarily the result of the maturity of marketable investment securities, net of $5.6 million. There were no capital expenditures during the three months ended March 31, 2024, and approximately $4,000 in capital expenditures during the three months ended March 31, 2023.

Net Cash from Financing Activities

During the three months ended March 31, 2024 and 2023, net cash used in financing activities was approximately $8,000 and $6,000, respectively.

Net cash used in financing activities during the three months ended March 31, 2024 and 2023 was related to costs associated with our ATM offering with Cantor.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles (US GAAP). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We concluded that licensing revenue recognized in conjunction with the Verity License Agreement met the requirements under ASC 606, Revenue from Contracts with Customers. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. License revenue from payments to be received in the future will be recognized when it is probable that we will receive license payments under the terms of the Verity License Agreement.

There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 7, 2024.

Accounting Standards Issued Not Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. Management is currently assessing the impact of the adoption of this ASU on the financials statements of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

There have been no material changes to the Company’s market risk during the first three months of 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 10 – Commitments and Contingences to the condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings. We are not currently a party to any material litigation or other material legal proceedings. We may, from time to time, be involved in various legal proceedings arising from the normal course of business activities, and, while the Company has insurance that covers claims of this nature, unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows, or financial position.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024 which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition and or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024:

Risks Related to Ownership of Our Common Stock

The value of our warrants outstanding from the November 2019 Offering is subject to potential material increases and decreases based on fluctuations in the price of our common stock, among other factors.

In November 2019, we completed a public offering of common stock and warrants to purchase common stock (the “November 2019 Offering”). Gross proceeds from the November 2019 Offering were approximately $6.0 million. In the November 2019 Offering, the Company sold (i) 614,706 Class A Units, with each Class A Unit consisting of one share of common stock and a common stock warrant to purchase one share of common stock, and (ii) 91,177 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of common stock and one common stock warrant to purchase one share of common stock at a price of $8.50 per Class A Unit and $8.4998 per Class B Unit. The pre-funded warrants were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $0.0017 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $8.50 per share and expire on November 17, 2024. As of March 31, 2024, there were 64,362 warrants from the November 2019 offering outstanding.

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. On March 31, 2024, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was approximately $57,000. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of March 31, 2024, our executive officers and directors beneficially owned approximately 6.1% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $2.36 and as high as $5.44 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions, and our customers; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report on Form 10-K filed with the SEC on March 7, 2024. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1154, LPCN 1148, and LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of March 31, 2024, we had an accumulated deficit of $196.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant research and development expenses in connection with clinical trials associated with LPCN 1154, and potentially with LPCN 2101, LPCN 2203, LPCN 2401. LPCN 1148, LPCN 1144 and LPCN 1107, if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2101, LPCN 2203, LPCN 2401 and possibly LPCN 1148, LPCN 1144, and LPCN 1107, in addition to our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Lipocine Inc.
(Registrant)

Dated: May 9, 2024	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: May 9, 2024	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

