Form 10-Q
period 2024-06-30
Lipocine Inc.
filed 2024-08-08
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

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

Outstanding Shares

As of August 8, 2024 the registrant had 5,347,940 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,553,371	$4,771,758
Marketable investment securities	16,995,424	17,263,788
Accrued interest income	63,636	52,254
Prepaid and other current assets	297,051	773,424

Total current assets	22,909,482	22,861,224

Property and equipment, net of accumulated depreciation of $1,199,215 and $1,182,191 respectively	99,071	116,095
Other assets	23,753	23,753

Total assets	$23,032,306	$23,001,072

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$448,798	$1,395,977
Accrued expenses	1,233,477	1,218,486
Warrant liability	141,668	17,166

Total current liabilities	1,823,943	2,631,629

Total liabilities	1,823,943	2,631,629

Commitments and contingencies (notes 7, 8, 9 and 10)

Stockholders’ equity:

Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 5,348,276 and 5,316,166 issued, and 5,347,940 and 5,315,830 outstanding, respectively outstanding	8,863	8,860
Additional paid-in capital	220,582,158	220,171,250
Treasury stock at cost, 336 shares	(40,712)	(40,712)
Accumulated other comprehensive gain (loss)	(9,719)	7,259
Accumulated deficit	(199,332,227)	(199,777,214)

Total stockholders’ equity	21,208,363	20,369,443

Total liabilities and stockholders’ equity	$23,032,306	$23,001,072

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues:
License revenue	$-	$-	$7,500,000	$54,990
Royalty revenue	89,565	-	206,738	-
Total revenues	89,565	-	7,706,738	54,990

Operating expenses:
Research and development	1,874,721	2,515,211	4,693,646	5,621,521
General and administrative	1,507,412	1,440,394	3,083,131	2,727,708
Total operating expenses	3,382,133	3,955,605	7,776,777	8,349,229

Operating loss	(3,292,568)	(3,955,605)	(70,039)	(8,294,239)

Other income (expense):
Interest and investment income	308,845	379,521	640,209	749,991
Unrealized gain (loss) on warrant liability	(84,430)	27,455	(124,502)	125,589
Total other income, net	224,415	406,976	515,707	875,580

Income (loss) before income tax expense	(3,068,153)	(3,548,629)	445,668	(7,418,659)

Income tax expense	(481)	-	(681)	(200)

Net income (loss)	(3,068,634)	(3,548,629)	444,987	(7,418,859)

Issuance of Series B preferred stock dividend	-	-	-	(89)
Net income (loss) attributable to common shareholders	$(3,068,634)	$(3,548,629)	$444,987	$(7,418,948)

Basic earnings (loss) per share attributable to common stock	$(0.57)	$(0.68)	$0.08	$(1.42)

Weighted average common shares outstanding, basic	5,343,922	5,234,830	5,329,876	5,234,830

Diluted earnings (loss) per share attributable to common stock	$(0.56)	$(0.68)	$0.10	$(1.44)

Weighted average common shares outstanding, diluted	5,343,922	5,234,830	5,459,204	5,234,830

Comprehensive income (loss):
Net income (loss)	$(3,068,634)	$(3,548,629)	$444,987	$(7,418,859)
Net unrealized gain (loss) on marketable investment securities	885	(19,053)	(16,978)	4,509

Comprehensive income (loss)	$(3,067,749)	$(3,567,682)	$428,009	$(7,414,350)

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at March 31, 2023	88,511	9	5,234,830	8,852	336	(40,712)	219,284,000	3,241	(187,295,362)	31,960,028

Net loss	-	-	-	-	-	-	-	-	(3,548,629)	(3,548,629)

Unrealized net loss on marketable investment securities	-	-	-	-	-	-	-	(19,053)	-	(19,053)

Stock-based compensation	-	-	-	-	-	-	164,865	-	-	164,865

Redemption of Series B preferred stock	(88,511)	(9)	-	-	-	-	9	-	-	-

Costs associated with ATM Offering	-	-	-	-	-	-	(5,200)	-	-	(5,200)

Balances at June 30, 2023	-	$-	5,234,830	$8,852	336	$(40,712)	$219,443,674	$(15,812)	$(190,843,991)	$28,552,011

	Series B Preferred Stock		Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2022	-	$-	5,234,830	$8,852	336	$(40,712)	$219,112,164	$(20,321)	$(183,425,043)	$35,634,940

Net loss	-	-	-	-	-	-	-	-	(7,418,859)	(7,418,859)

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	4,509	-	4,509

Stock-based compensation	-	-	-	-	-	-	342,637	-	-	342,637

Issuance of Series B preferred stock	88,511	9	-	-	-	-	80	-	(89)	-

Redemption of Series B preferred stock	(88,511)	(9)	-	-	-	-	9	-	-	-

Common stock sold through ATM offering	-	-	-	-	-	-	(11,216)	-	-	(11,216)

Balances at June 30, 2023	-	$-	5,234,830	$8,852	336	$(40,712)	$219,443,674	$(15,812)	$(190,843,991)	$28,552,011

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at March 31, 2024	-	-	5,315,830	8,860	336	(40,712)	220,262,456	(10,604)	(196,263,593)	23,956,407

Net loss	-	-	-	-	-	-	-	-	(3,068,634)	(3,068,634)

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	885	-	885

Stock-based compensation	-	-	-	-	-	-	102,265	-	-	102,265

Common stock sold through ATM Offering	-	-	32,110	3	-	-	217,437	-	-	217,440

Balances at June 30, 2024	-	$-	5,347,940	$8,863	336	$(40,712)	$220,582,158	$(9,719)	$(199,332,227)	$21,208,363

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2023	-	$-	5,315,830	$8,860	336	$(40,712)	$220,171,250	$7,259	$(199,777,214)	$20,369,443

Net income	-	-	-	-	-	-	-	-	444,987	444,987

Unrealized net loss on marketable investment securities	-	-	-	-	-	-	-	(16,978)	-	(16,978)

Stock-based compensation	-	-	-	-	-	-	201,571	-	-	201,571

Common stock sold through ATM offering	-	-	32,110	3	-	-	209,337	-	-	209,340

Balances at June 30, 2024	-	$-	5,347,940	$8,863	336	$(40,712)	$220,582,158	$(9,719)	$(199,332,227)	$21,208,363

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:

Net income (loss)	$444,987	$(7,418,859)

Adjustments to reconcile net income (loss) to cash used in operating activities:

Depreciation expense	17,024	12,910
Stock-based compensation expense	201,571	342,637
Non-cash loss (gain) on change in fair value of warrant liability	124,502	(125,589)
Amortization of discounts on marketable investment securities	(411,145)	(508,425)

Changes in operating assets and liabilities:
Accrued interest income	(11,382)	56,197
Prepaid and other current assets	476,373	254,419
Accounts payable	(947,179)	(82,801)
Accrued expenses	14,991	231,857

Cash used in operating activities	(90,258)	(7,237,654)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,000)
Purchases of marketable investment securities	(17,537,469)	(8,780,931)
Maturities of marketable investment securities	18,200,000	17,900,000

Net cash provided by investing activities	662,531	9,115,069

Cash flows from financing activities:

Net proceeds from sale of common stock through ATM	209,340	(11,216)

Cash provided by (used in) financing activities	209,340	(11,216)

Net increase in cash and cash equivalents	781,613	1,866,199

Cash and cash equivalents at beginning of period	4,771,758	3,148,496

Cash and cash equivalents at end of period	$5,553,371	$5,014,695

Supplemental disclosure of cash flow information:
Income taxes paid	$681	656

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain (loss) on available-for-sale securities	$(16,978)	$4,509
Issuance of Series B preferred stock	$-	$89

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2024.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least August 8, 2025. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least August 8, 2025, the Company will need to raise additional capital through the equity or debt markets or via out-licensing activities to support its operations. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1154, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, LPCN 1144, and or LPCN 1107. Conversely, the Company’s capital resources could last longer if the Company reduces expenses, reduces the number of activities currently contemplated under its operating plan, or terminates, modifies the design of or suspends on-going clinical studies.

On January 12, 2024, the Company entered into a License Agreement (the “Verity License Agreement”) with Gordon Silver Limited (“GSL”) and Verity Pharmaceuticals, Inc. (“Verity Pharma”), pursuant to which the Company granted to GSL (an affiliate of Verity Pharma) an exclusive, royalty-bearing, sublicensable right and license to commercialize the Company’s TLANDO® product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in a New Drug Application (“NDA”) No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), in each case within the United States and Canada. The Verity License Agreement also provides GSL with a license to develop and commercialize TLANDO XR, the Company’s potential once-daily oral product candidate for testosterone replacement therapy. The Company retains development and commercialization rights for TLANDO and TLANDO XR (LPCN 1111) outside of the United States and Canada, and with respect to applications outside of the Field inside or outside the United States and Canada.

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

See Note 7 for a description of the Verity License Agreement. See Note 11 for a description of the agreement with Spriaso, a related party.

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

Revenue Concentration

A major partner is considered to be one that comprises more than 10% of the Company’s total revenues. For the three months ended June 30, 2024, the Company recognized royalty revenue of approximately $90,000 relating to the Verity License Agreement. For the six months ended June 30, 2024, the Company recognized licensing revenue of $7.5 million and royalty revenue of approximately $140,000 relating to the Verity License Agreement. The revenue recognized in 2024 was 99% from one major customer, Verity Pharma. There was no revenue recognized in the three months ended June 30, 2023. License revenue recognized in the six months ended June 30, 2023 of $55,000 was 100% from a related-party, Spriaso.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings (loss) per share attributable to common stock:
Numerator
Net income (loss)	$(3,068,634)	$(3,548,629)	$444,987	$(7,418,948)

Denominator
Weighted avg. common shares outstanding	5,343,922	5,234,830	5,329,876	5,234,830

Basic earnings (loss) per share attributable to common stock	$(0.57)	$(0.68)	$0.08	$(1.42)

Diluted earnings (loss) per share attributable to common stock:
Numerator
Net income (loss)	$(3,068,634)	$(3,548,629)	$444,987	$(7,418,948)
Effect of dilutive securities on net income (loss):
Common stock warrants	(84,430)	27,455	(124,502)	125,589
Total net earnings (loss) for purpose of calculating diluted earnings (loss) per common share	$(2,984,204)	$(3,576,084)	$569,489	$(7,544,537)
Denominator
Weighted avg. common shares outstanding	5,343,922	5,234,830	5,329,876	5,234,830
Weighted average effect of dilutive securities:
Stock options	-	-	122,074	-
Restricted stock units	-	-	7,254	-
Total shares for purpose of calculating diluted net earnings (loss) per common share	5,343,922	5,234,830	5,459,204	5,234,830
Diluted earnings (loss) per share attributable to common stock	$(0.56)	$(0.68)	$0.10	$(1.44)

The computation of diluted loss per share for the six months ended June 30, 2024 and 2023 does not include the following stock options and warrants to purchase shares of common stock or unvested restricted stock units in the computation of diluted loss per share because these instruments were antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	295,517	264,150	173,443	264,150
Unvested restricted stock units	21,762	-	14,508	-
Warrants	49,333	49,433	49,433	49,433

(4) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of June 30, 2024, and December 31, 2023, were as follows:

June 30, 2024	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$6,212,764	$98	$-	$6,212,862
U.S. government agency securities	10,792,379	-	(9,817)	10,782,562

	$17,005,143	$98	$(9,817)	$16,995,424

December 31, 2023	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$14,272,530	$8,574	$-	$14,281,104
U.S. government agency securities	2,983,999	-	(1,315)	2,982,684

	$17,256,529	$8,574	$(1,315)	$17,263,788

Maturities of debt securities classified as available-for-sale securities as of June 30, 2024 are as follows:

June 30, 2024	Amortized Cost	Aggregate fair value
Due within one year	$17,005,143	$16,995,424
	$17,005,143	$16,995,424

There were no sales of marketable investment securities during either the three or six months ended June 30, 2024 and 2023 and therefore no realized gains or losses. Additionally, during the three months ended June 30, 2024 and 2023, $11.5 million and $5.9 million of marketable investment securities matured, and during the six months ended June 30, 2024 and 2023, $18.2 million and $17.9 million of marketable securities matured, respectively. The Company determined there were no other-than-temporary impairments for either the three or six months ended June 30, 2024 and 2023.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

		Fair value measurements at reporting date using
	June 30, 2024	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,459,338	$4,459,338	$-	$-
Cash equivalents - treasury bills	1,290,186	1,290,186	-	-
Government treasury bills	6,212,862	6,212,862	-	-
US. Government agency securities	10,782,562	10,782,562	-	-

	$22,744,948	$22,744,948	$-	$-

Liabilities:
Warrant liability	$141,668	$-	$-	$141,668
	$22,886,616	$22,744,948	$-	$141,668

		Fair value measurements at reporting date using
	December 31, 2023	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,695,491	$4,695,491	$-	$-
Government treasury bills	14,281,104	14,281,104	-	-
U.S. government agency securities	2,982,684	-	2,982,684	-

	$21,959,279	$18,976,595	$2,982,684	$-

Liabilities:
Warrant liability	$17,166	$-	$-	$17,166
	$21,976,445	$18,976,595	$2,982,684	$17,166

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of June 30, 2024, include (i) volatility of 110.64%, (ii) risk free interest rate of 5.45%, (iii) strike price of $8.50, (iv) fair value of common stock of $8.24, and (v) expected life of 0.4 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2023, include (i) volatility of 100%, (ii) risk free interest rate of 4.79%, (iii) strike price of $8.50, (iv) fair value of common stock of $2.79, and (v) expected life of 0.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or changes in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three or six months ended June 30, 2024.

(6) Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At June 30, 2024 and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7) Contractual Agreements

(a)	Verity Pharmaceuticals, Inc.

On January 12, 2024, the Company entered into the Verity License Agreement with GSL and Verity Pharma, pursuant to which the Company granted to GSL (an affiliate of Verity Pharma) an exclusive, royalty-bearing, sublicensable right and license to commercialize the Company’s TLANDO product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in NDA No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), in each case within the United States and Canada. The Verity License Agreement also provides GSL with a license to develop and commercialize TLANDO XR (LPCN 1111), the Company’s potential once-daily oral product candidate for testosterone replacement therapy. The Company retains rights to TLANDO and TLANDO XR in applications outside of the Field and to development and commercialization rights in the field outside of the United States and Canada.

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

Under the Verity License Agreement with Verity Pharma, during the three months ended June 30, 2024, the Company recognized approximately $90,000 in royalty revenue. During the six months ended June 30, 2024, the Company recognized $7.5 million in licensing revenue and approximately $140,000 in royalty revenue.

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

Upon execution of the Antares License Agreement, Antares paid the Company an initial payment of $11.0 million. Antares agreed to make additional payments of $5.0 million to the Company on each of January 1, 2025, and January 1, 2026, provided that certain conditions were satisfied. The Company was also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to TLANDO, as licensed by Antares under the Antares License Agreement. In addition, the Company was to receive tiered royalty payments at rates ranging from percentages in the mid-teens up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. On October 2, 2023, the Company received notice from Antares of Antares’ termination of the Antares License Agreement. In accordance with the terms of the Antares License Agreement, the Antares License Agreement terminated effective January 31, 2024. On January 12, 2024, the Company entered into the Verity License Agreement with Verity Pharma. Upon termination of the Antares License Agreement, all rights and licenses granted by the Company to Antares under the Antares License Agreement terminated and all rights in TLANDO were transferred to the Company’s new licensing partner, Verity Pharma.

Under the Antares License Agreement, the Company did not recognize revenue during either the three months ended June 30, 2024 or 2023, and recognized revenue of approximately $67,000 and $0 for the six months ended June 30, 2024 and 2023, respectively. The Company does not expect to receive any further royalties under the Antares License Agreement in the future.

(c)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc. (“Abbott”) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. The Company incurred royalty expense of approximately $7,000 and $9,000 during the three months ended June 30, 2024 and 2023, respectively, and approximately $16,000 and $13,000 during the six months ended June 30, 2024 and 2023, respectively.

(d)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct pre-clinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $1.1 million and $1.7 million, respectively, for the three months ended June 30, 2024 and 2023, respectively, and $2.9 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively, under these agreements and has recorded these expenses in research and development expenses.

(8) Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2025.

Future minimum lease payments under the non-cancelable operating lease as of June 30, 2024 are:

Operating
leases
Year ending December 31:
2024	$184,038
2025	61,346

Total minimum lease payments	$245,384

The Company’s rent expense was $92,000 and $89,000 for the three months ended June 30, 2024 and 2023, respectively. The Company’s rent expense was $182,000 and $176,000, for the six months ended June 30, 2024, respectively.

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

As of June 30, 2024, the Company had not sold any shares under the A.G.P. Sales Agreement.

Previously, on March 6, 2017, the Company entered into a sales agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made.

As of June 30, 2024, the Company had sold an aggregate of 996,821 shares at a weighted-average sales price of $33.62 per share under the At the Market Offering ( the “ATM Offering”) Cantor Sales Agreement, for aggregate gross proceeds of $33.5 million and net proceeds of $32.4 million, after deducting sales agent commission and discounts and other offering costs. During the three and six months ended June 30, 2024, the Company sold 32,110 shares of its common stock pursuant to the Cantor Sales Agreement. On April 24, 2024 the Cantor Sales Agreement was terminated.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $102,000 and $165,000, respectively, for the three months ended June 30, 2024 and 2023, and approximately $202,000 and $343,000, respectively, for the six months ended June 30, 2024 and 2023, and is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development	$57,786	$83,229	$112,866	$178,742
General and administrative	44,479	81,636	88,705	163,895

	$102,265	$164,865	$201,571	$342,637

The Company issued 8,820 stock options, during each of the three months ended June 30, 2024 and 2023, and issued 34,446 and 10,086 stock options, respectively, during the six months ended June 30, 2024 and 2023.

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

For options granted during the six months ended June 30, 2024 and 2023, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2024	2023
Expected term	5.76 years	5.73 years
Risk-free interest rate	4.32%	3.73%
Expected dividend yield	—	—
Expected volatility	97.78%	98.97%

The Company recognizes compensation expense for the portion of options that are expected to vest. Therefore, the Company applied estimated forfeiture rates that were derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

As of June 30, 2024, there was approximately $384,000 of total unrecognized compensation cost related to unvested stock option compensation granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 0.8 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of June 30, 2024, there was $76,000 of total unrecognized compensation costs related to unvested restricted stock units that have either time-based or performance vesting.

(e)	Stock Option Plan

In April 2014, the Board adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 58,823 shares were authorized for issuance under the 2014 Plan. Additionally, 15,994 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 74,817 to 145,405. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 145,405 to 189,522. Upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 189,522 to 336,582. In June 2024, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted from 336,582 to 600,000. The Board, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 600,000 shares of common stock are authorized for issuance under the 2014 Plan, with 257,046 shares remaining available for grant as of June 30, 2024.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2023	262,247	$34.21
Options granted	34,446	4.77
Options exercised	-	-
Options forfeited	-	-
Options cancelled	(1,176)	140.25
Balance at June 30, 2024	295,517	30.36

Options exercisable at June 30, 2024	224,887	37.54

The following table summarizes information about stock options outstanding and exercisable at June 30, 2024:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

295,517	6.55	$30.36	$230,307	224,887	5.79	$37.54	$77,671

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 0 stock options exercised during either the three or six months ended June 30, 2024 or 2023.

(f)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of unvested restricted stock units

Balance at December 31, 2023	-
Granted	21,762
Vested	-
Cancelled	-
Balance at June 30, 2024	21,762

There were no restricted stock units awarded during either the three months ended June 30, 2024 or 2023. There were 21,762 and 0 restricted stock units awarded during the six months ended June 30, 2024 and 2023, respectively. The weighted average grant date fair value of restricted stock units awarded during the six months ended June 30, 2024 was $3.61 per share.

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

As of June 30, 2024, the Company had 64,362 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on June 30, 2024 and on December 31, 2023 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	June 30, 2024	December 31, 2023
Expected life in years	0.39	0.88
Risk-free interest rate	5.45%	4.79%
Dividend yield	—	—
Volatility	110.64%	100.00%
Stock price	$8.24	$2.79

During the three and six months ended June 30, 2024, the Company recorded a non-cash loss of approximately $84,000 and $125,000, respectively, from the change in fair value of the November 2019 Offering warrants. During the three and six months ended June 30, 2023, the Company recorded non-cash gains of approximately $27,000 and $126,000, respectively, from the change in fair value on the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2023	$17,166
Change in fair value of common stock warrants	124,502
Balance at June 30, 2024	$141,668

Additionally, in an offering in February 2020, the Company issued 296,593 common stock warrants. However, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity. As of June 30, 2024, and 2023, there were 49,433 warrants outstanding that were issued in February 2020.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2023	113,795	$8.72
Issued	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at June 30, 2024	113,795	$8.72

There were no common stock warrants exercised during either the three or six months ended June 30, 2024 or 2023.

The following table summarizes information about common stock warrants outstanding at June 30, 2024:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

113,795	0.50	$8.72	$-

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

(11) Agreement with Spriaso, LLC

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. During the three and six months ended June 30, 2024, the Company did not receive any revenue from Spriaso. During the three and six months ended June 30, 2023, the Company received licensing revenue from Spriaso of $0 and approximately $55,000, respectively. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the management’s discussion and analysis included in our Form 10-K, filed with the SEC on March 7, 2024, our first quarter Form 10-Q filed with the SEC on May 9, 2024, as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A (Risk Factors) of our Form 10-K filed with the SEC on March 7, 2024 and Item 1A (Risk Factors) of our Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 9, 2024. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

On January 12, 2024, we entered into the Verity License Agreement for the development and commercialization of our approved product, TLANDO®, an oral testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”), with Verity Pharma pursuant to which we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize the TLANDO product for TRT in the U.S. and Canada. Any FDA required post-marketing studies will also be the responsibility of Verity Pharma. On March 28, 2022, the FDA approved TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On June 7, 2022, our former commercial partner Antares (a wholly owned subsidiary of Halozyme) announced the commercial launch of TLANDO, an oral treatment indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism).

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”); LPCN 2101 for epilepsy; LPCN 2203 for essential tremor and LPCN 2401 for improved body composition in chronic weight management. In addition to our clinical development product candidates, we have assets for which we expect to seek partnerships to enable further development including TLANDO for territories outside of North America, LPCN 1148 comprising a novel prodrug of testosterone and testosterone laurate (“TL”), for the management of decompensated cirrhosis, LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of non-cirrhotic non-alcoholic steatohepatitis (“NASH”) which has completed Phase 2 testing; and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

The following chart summarizes the status of our product candidate development and partnering programs:

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

Support Verity Pharma in commercialization of our licensed oral TRT option. We believe the TRT market needs a differentiated, convenient oral option. We have exclusively licensed rights to TLANDO to Verity Pharma for commercialization of TLANDO in the U.S. and Canada. We plan to support Verity Pharma’s efforts to effectively enable the availability of TLANDO to patients in a timely manner, in addition to receiving milestone and royalty payments associated with TLANDO commercialization as agreed to in the Verity License Agreement.

Develop partnership(s) to continue the advancement of pipeline assets. We continuously strive to prioritize our resources in seeking partnerships for our pipeline assets. We are currently exploring partnerships for our liver programs LPCN 1144, our candidate for treatment of non-cirrhotic NASH and LPCN 1148 for the management of decompensated cirrhosis including prevention of the recurrence of overt hepatic encephalopathy, LPCN 2401 for improved body composition in chronic weight management as an adjunct therapy to or as a monotherapy post cessation of incretin mimetics use, and LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) and LPCN 1111 to third parties outside the United States and Canada, although no licensing agreement has been entered into by the Company.

Our Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for PPD, LPCN 2101 for epilepsy, LPCN 2203 for essential tremor, and LPCN 2401 as an aid for improved body composition in chronic weight management. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 2401, LPCN 1107 as well as for the TRT assets (TLANDO and LPCN 1111) outside of the United States and Canada.

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

TRT Franchise – TLANDO and LPCN (TLANDO XR)

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Verity License Agreement, in January 2024 we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize TLANDO, our product for TRT, in the U.S. and Canada effective February 1, 2024. TLANDO received FDA approval on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of Verity Pharma.

Proof-of-concept for TLANDO was initially established in 2006, and TLANDO was subsequently licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first 2 calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the three and six months ended June 30, 2024, we incurred royalty expense of approximately $7,000 and $16,000, respectively.

Since TLANDO received full FDA approval, under the terms of the Verity License Agreement, Verity Pharma will need to assess the safety and effectiveness of TLANDO in pediatric patients, as required by the Pediatric Research Equity Act. The FDA may also require certain post-marketing studies to be conducted which will also be the responsibility of Verity Pharma.

Upon execution of the Verity License Agreement, Verity Pharma paid us an initial payment of $2.5 million which was received on signing of the License Agreement and $5 million which was received on February 1, 2024. Verity Pharma is also required to make an additional payment of $2.5 million to us before January 1, 2025, and an additional payment of $1 million to us before January 1, 2026. We are also eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year and/or development milestones with respect to products licensed by Verity Pharma under the Verity License Agreement. In addition, we will receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of all products licensed under the Verity License Agreement in the United States and Canada.

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

LPCN 1111: A Next-Generation Long-Acting Oral Product Candidate for TRT

As previously described, under the terms of the Verity License Agreement, we have licensed the development and commercialization rights to LPCN 1111 (TLANDO XR) in the U.S. and Canada to Verity Pharma. We will continue to explore the possibility of partnering LPCN 1111 with third parties outside the United States and Canada, although no partnering agreement has been entered into by the Company. No assurance can be given that any license agreement outside North America will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

LPCN 1111 is a next-generation, novel ester prodrug of testosterone comprised of testosterone tridecanoate which uses our proprietary delivery technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses in hypogonadal men. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, LPCN 1111 was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study. All future development and commercialization of LPCN 1111 in the U.S. and Canada will be the responsibility of Verity Pharma.

Oral Programs for CNS Disorders

Some preferred endogenous or naturally occurring NAS present in the central nervous system act as positive allosteric modulators (“PAMs”) of the GABAA receptor, the major biological target of the inhibitory neurotransmitter γ-aminobutyric acid (“GABAA”). To improve oral delivery of these modulators, several synthetic NAS derivatives of endogenous GABAA receptor PAMs have been developed for therapeutic use in the past few decades.

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

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a non-invasive, rapid onset, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. In accordance with the FDA’s feedback on our proposal for establishing the efficacy of LPCN 1154 through a pivotal PK bridge to an approved IV infusion brexanolone via a 505(b)(2) NDA filing. The company has completed clinical oral PK studies including a pilot food effect study and a pilot PK bridge study. In addition, as a prelude to a LPCN 1154 pivotal study, a multi-dose study was done confirming the dosing regimen for the pivotal study using the scaled up “to be marketed” formulation required for NDA filing. In June 2024, we announced results from the pivotal PK study which demonstrated LPCN 1154 meets bioequivalence with comparator, IV brexanolone, meeting standard bioequivalence criteria and Ctrough criteria. LPCN 1154 treatment was well-tolerated with no sedation nor somnolence events observed in the pivotal study.

We are currently conducting labeling studies such as a food effect study, PK profiling in women with PPD, and metabolite profiling, and are targeting NDA submission for LPCN 1154 by the end of the fourth quarter of 2024.

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

We believe LPCN 1154 targets the current unmet need for robust, rapid relief with 48-hour dosing duration through a convenient oral therapy candidate comprising bioidentical NASs with good tolerability.

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

Select ASMs have the potential to induce contraception failures, reproductive hormone imbalance, anxiety, and depression. There remains an unmet need for an ASM without the aforementioned downsides, with no to low fetal-neonatal toxicity and without breast-feeding concerns, as well as the potential to treat associated comorbidities.

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

LPCN 2203: Oral Product for Management of Essential Tremor

LPCN 2203 is an oral candidate for management of essential tremor comprising a bioidentical GABA modulating NAS. We have successfully completed oral pharmacokinetics with bioidentical GABA Modulating NAS and are planning to submit a protocol for a proof-of-concept phase 2 study for ET to the FDA.

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

Other Pipeline Candidates

We continue to pursue opportunities for partnering and/or development arrangements for the continued development and/or marketing of LPCN 2401, LPCN 1148, LPCN 1144, and LPCN 1107. We do not currently anticipate conducting any further significant development activities with respect to these products and product candidates without the participation of a partner. There can be no guarantee that we will be able to identify or enter into partnering arrangements on terms that are beneficial to us or at all. Even if we do enter into partnering arrangements, such arrangements may not be sufficient to successfully develop and commercialize these products.

LPCN 2401: For Improved Body Composition in Chronic Weight Management

LPCN 2401 is an oral formulation of a proprietary combination of anabolic androgen receptor agonist and α-alpha tocopherol, an antioxidant metabolic modifier. LPCN 2401 is expected to have a favorable benefit to risk profile as a non-invasive option with demonstrated benefits to the liver.

LPCN 2401 has potential for use in combination with incretin mimetics (GLP-1/GIP agonists) including amplification of GLP-1 insulinotropic actions which is supported by studies demonstrating the role of androgen receptor agonist in regulation of GLP-1 through:

●	Enhancement of GLP-1-mediated insulin release from β cells through genomic- and non-genomic mechanisms
●	Increase in GLP-1 Receptor Expression in diabetics and non-diabetics
●	Promoting proliferation of β cells and improving insulin sensitivity

Target benefits of LPCN 2401 in combination with GLP-1 agonists include improved body composition with quality weight loss while attenuating lean mass loss, a serious unmet need, in addition to quality fat loss through appreciable abdominal fat loss. Moreover, as an adjunct to incretin mimetics, LPCN 2401 may increase weight loss, particularly in diabetics, through increased expression activity of GLP1R and increased effectiveness of GIP1 therapies secondary to actions at GLP1R (glucose lowering). LPCN 2401 could also be potentially used as monotherapy post discontinuation of GLP-1 agonist to manage weight/fat regain and durability of diabetes remission.

Data from preclinical and clinical studies support the potential of LPCN 2401 in improving body composition. In April 2024, Lipocine announced results from a multi-center prospective, blinded Phase 2 study, which demonstrated increases in lean mass of 4.4%, decreases in fat mass of 6.7%, reduction in android fat of 4.1% and increased bone mineral content of 2.8% in a population consistent with FDA guidance for developing products for weight management. As an adjunct therapy to incretin mimetics, LPCN 2401 has the potential to attenuate weight rebound, ameliorate loss of muscle mass, improve muscle quality and functionality, amplify fat mass loss with improved body composition, maintain weight, prevent “fat overshoot,” and accelerate muscle rebound post incretin mimetic discontinuation. We plan to request a meeting with the FDA to discuss the study design for a proof-of-concept phase 2 study for LPCN 2401. We may explore the possibility of partnering with a third party, although no partnering agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

Disease Overview – Obesity Management

Approximately 74% of US adults age 20 and older are either obese or overweight, and an estimated 30% of the US adult population has a BMI ≥ 30 kg/m2. Obesity is a chronic, relapsing health risk defined by excess body fat. Excess body fat increases the risk of death and major comorbidities such as type 2 diabetes, hypertension, dyslipidemia, cardiovascular disease, osteoarthritis of the knee, sleep apnea, and some cancers1. Reportedly, ~24M2 obese elderly are most vulnerable to losing muscle mass.

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

There is a significant unmet need for an oral, efficacious, muscle preserving/gaining option for chronic obesity/weight management that ameliorates the loss of lean mass associated with GLP-1/GIP agonist treatment, resulting in a higher quality weight loss. Moreover, there is a need for a chronic long-term pharmacotherapy option to maintain weight upon cessation of incretin mimetic therapy, prevent fat/weight rebound “overshoot” and minimize lag in muscle recovery to prevent collateral fattening as well as improve the durability of any achieved diabetes remission while on GLP-1.

(1) Ref: Caterson and Hubbard et al. 2004; Calle and Thun et al. 1999

(2) Ref: Flynn et al. Morgan Stanley, February 27, 2024

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

In March 2024 we announced that 24-week L3-SMI increases were maintained through 52 weeks of LPCN 1148 intervention and that placebo patients who switched to LPCN 1148 in the open label extension period of the study had increases in L3-SMI. Furthermore, fewer overt hepatic encephalopathy (“OHE”) events were observed in LPCN 1148 treated patients and time to first recurrent OHE event was longer for treated patients. LPCN 1148 was well-tolerated, with AE rates and severities similar to placebo and fewer participants experienced serious or severe adverse events when switched from placebo to LPCN 1148 and patients on therapy were hospitalized for fewer days. We plan to request a Type C meeting with the FDA to discuss the clinical development plan for LPCN 1148 in 2024.

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

The primary endpoint of the LiFT clinical study was change in hepatic fat fraction via MRI-PDFF and exploratory liver fat/marker end points post 12 weeks of treatment. Additionally, key secondary endpoints post 36 weeks of treatment included assessment of histological change for NASH resolution and/or fibrosis improvement (biopsy) as well as liver fat data (MRI-PDFF). The LiFT clinical study was not powered to assess statistical significance of any of the secondary endpoints. Other important endpoints included the following: change in liver injury markers, anthropomorphic measurements, body composition including lean mass, fat mass, and bone mineral density, lipids, insulin resistance and inflammatory/fibrosis markers; as well as patient reported outcomes.

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

We had a written only response from the FDA for a LPCN 1144 Type C meeting with the FDA in January 2022 to discuss the development path forward with LPCN 1144. The FDA acknowledged that the NDA submission of LPCN 1144 would be via the 505(b)2 regulatory pathway and agreed that no additional non-clinical studies are needed to support an NDA submission. The FDA acknowledged that subjects in the LiFT study achieved improvements in key components associated with NASH histopathology after 36-weeks of treatment with LPCN 1144 in adult males and agreed that the proposed multicomponent primary surrogate endpoint is acceptable for seeking approval under the accelerated approval pathway. The FDA agreed that the proposed primary multicomponent surrogate endpoint, NASH resolution with no worsening of fibrosis, is acceptable for seeking approval under the accelerated approval pathway and the FDA recommended a Phase 3 trial with a study duration of 72 weeks. In July 2022, Lipocine held an End of Phase 2 meeting with the FDA for LPCN 1144 for NASH. The FDA recommended a Phase 2 dose ranging study be conducted to identify the optimal dose prior to conducting a pivotal study. The FDA agreed to the proposed unique testosterone ester, testosterone laurate, for future clinical studies.

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth (“PTB”)

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through June 30, 2024, we have generated $49.6 million in revenue under our various license and collaboration arrangements and from government grants. We have entered into the Verity License Agreement with the potential for revenue from future milestones and royalties, but we may never generate revenues from any of our clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $151.9 million in research and development expenses through June 30, 2024.

We expect to continue to incur significant costs as we develop our other product candidates, including our CNS product candidates, as well as the development of any future pipeline product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development and administrative support functions. Other general and administrative expenses include rent and utilities, travel expenses, and professional fees for auditing, tax, legal, and various other services.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Variance
Revenue	$89,565	$-	$89,565
Research and development expenses	1,874,721	2,515,211	(640,490)
General and administrative expenses	1,507,412	1,440,394	67,018
Interest and investment income	308,845	379,521	(70,676)
Unrealized gain (loss) on warrant liability	(84,430)	27,455	(111,885)
Income tax expense	(481)	-	(481)

Revenue

We recognized revenue of approximately $90,000 consisting of royalty revenue received from our Verity License Agreement during the three months ended June 30, 2024, and revenue of $0 during the three months ended June 30, 2023, respectively.

Research and Development Expenses

The decrease in research and development expenses during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 consists of a $1.2 million decrease in contract research organization expense and outside consulting costs related to the wind down of our LPCN 1148 study in 2024, a $70,000 decrease in TLANDO related costs, and a $47,000 decrease in personnel related costs, offset by a $430,000 increase in costs related to our LPCN 1154 clinical studies, a $183,000 increase in other research and development related costs and a $24,000 increase in LPCN 2401 development costs.

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 consists of a $268,000 increase in business development expenses and a $129,000 increase in corporate legal fees. These increases are offset by a $82,000 decrease in corporate insurance expense, a $69,000 decrease in professional fees related to the 2023 reverse stock split, a $62,000 decrease in other various administrative consulting fees, a $62,000 decrease in travel related expenses, and a $56,000 decrease in various other general and administrative expenses.

Interest and Investment Income

The decrease in interest and investment income during the three months ended June 30, 2024 compared to interest and investment income during the three months ended June 30, 2023 was due to somewhat lower cash and marketable investment securities balances, in addition to no longer having imputed interest income on the Antares License Agreement contract asset in the six months ended June 30, 2024.

Gain (Loss) on Warrant Liability

We recorded a loss of approximately $84,000 and a gain of approximately $27,000 on warrant liability during the three months ended June 30, 2024 and 2023, respectively, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The loss in 2024 resulted from an increase in the fair value of warrants mainly due to a higher stock price at the end of the second quarter of 2024 compared to the stock price at the end of the first quarter of 2024. The gain in 2023 was attributable to a decrease in the fair value of warrants outstanding as of June 30, 2023 as compared to March 31, 2023, which was primarily due to the decrease in our stock price at the end of the second quarter 2023 compared to the stock price at the end of the first quarter of 2023. No common stock warrants from the November 2019 Offering were exercised during the either three or six months ended June 30, 2024 or 2023. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Comparison of the Six Months Ended June 30, 2024

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Variance
Revenue	$7,706,738	$54,990	$7,651,748
Research and development expenses	4,693,646	5,621,521	(927,875)
General and administrative expenses	3,083,131	2,727,708	355,423
Interest and investment income	640,209	749,991	(109,782)
Unrealized gain (loss) on warrant liability	(124,502)	125,589	(250,091)
Income tax expense	(681)	(200)	(481)

Revenue

We recognized revenue of $7.7 million primarily consisting of licensing revenue received from our Verity License Agreement during the six months ended June 30, 2024, and licensing revenue of $55,000 during the six months ended June 30, 2023, respectively.

Research and Development Expenses

The decrease in research and development expenses during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 consists of an $2.2 million decrease in contract research organization expense and outside consulting costs related to the wind down of our LPCN 1148 study in 2024, a $136,000 decrease in personnel related costs, and a $47,000 decrease in LPCN 1111 and LPCN 1144 clinical study costs. These decreases were offset by a $1.3 million increase in costs related to our LPCN 1154 clinical studies, a $46,000 increase in TLANDO related costs, a $36,000 increase in other research and development related costs, and a $24,000 increase in LPCN 2401 development costs.

General and Administrative Expenses

The increase in general and administrative expenses during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 consists of a $789,000 increase in business development expenses, a $98,000 increase in corporate legal fees, and a $23,000 increase in director fees. These increases were offset by a $165,000 decrease in corporate insurance expense, a $124,000 decrease in costs related to our reverse stock split in 2023, a $144,000 decrease in various administrative consulting fees, a $57,000 decrease in personnel salaries and benefits, a $39,000 decrease in travel related costs, and a $26,000 decrease in various other general and administrative expenses.

Interest and Investment Income

The decrease in interest and investment income during the six months ended June 30, 2024 compared to interest and investment income during the six months ended June 30, 2023 was due to somewhat lower cash and marketable investment securities balances, in addition to no longer having imputed interest income on the Antares License Agreement contract asset in the six months ended June 30, 2024.

Gain (Loss) on Warrant Liability

We recorded a loss of approximately $125,000 and a gain of approximately $126,000 on warrant liability during the six months ended June 30, 2024 and 2023, respectively, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The loss in 2024 resulted from an increase in the fair value of warrants mainly due to a higher stock price at the end of the second quarter of 2024 compared to the stock price on December 31, 2023. The gain in 2023 was attributable to a decrease in the fair value of warrants outstanding as of June 30, 2023 as compared to December 31, 2022, primarily due to the decrease in our stock price at the end of the second quarter 2023 compared to the stock price on December 31, 2022, in addition to higher interest rates. No common stock warrants from the November 2019 Offering were exercised during either the six months ended June 30, 2024 or the six months ended June 30, 2023. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, issuances of debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, and preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the clinical development of LPCN 1154, LPCN 2101, LPCN 2203, LPCN 2401 and any other future product candidates, including continued research efforts.

As of June 30, 2024, we had $22.5 million of unrestricted cash, cash equivalents and marketable investment securities compared to $22.0 million at December 31, 2023.

On January 12, 2024, we entered into the Verity License Agreement with Verity Pharma, pursuant to which we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product with respect to TRT in the U.S. and Canada. Upon execution of the Verity License Agreement in January 2024 and upon transition of the commercialization of TLANDO from Antares to Verity Pharma in February 2024, Verity Pharma paid us initial payments of $2.5 million and $5 million, respectively. Verity Pharma has also agreed to make additional payments to us of $2.5 million before January 1, 2025, and $1 million before January 1, 2026. The Verity License Agreement also provides Verity Pharma with a license to develop and commercialize TLANDO XR (LPCN 1111), our potential next generation, once daily oral product candidate for testosterone replacement therapy comprised of testosterone tridecanoate (“TT”) in the U.S. and Canada. We are eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain development milestones and sales milestones in a single calendar year with respect to all products licensed by Verity Pharma under the Verity License Agreement. In addition, we receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of all products licensed to Verity Pharma in the United States and Canada. Our ability to realize benefits from the Verity License Agreement, including milestone and royalty payments, is subject to a number of risks. We may not realize milestone or royalty payments in anticipated amounts, or at all.

On March 6, 2017, we entered into a sales agreement (“Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) as sales agent pursuant to which we agreed to sell shares of our common stock, having registered up to $50.0 million for sale under the Cantor Sales Agreement.

During the three and six months ended June 30, 2024, we sold 32,110 shares of our common stock under the Cantor Sales Agreement. On April 24, 2024, we terminated the Cantor Sales Agreement. From the inception of the Cantor Sales Agreement to the termination of the agreement, we sold in aggregate 996,821 shares of our common stock for $33.5 million.

On April 26, 2024, we entered into a sales agreement with A.G.P. (the “A.G.P. Sales Agreement”) pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to the amount we registered on an effective registration statement pursuant to which the offering is being made. We currently have registered up to $10,616,169 of shares of common shares for sale under the Sales Agreement, pursuant to the Registration Statement on Form S-3, as amended (File No. 333-275716) (the “Form S-3”), through A.G.P. as sales agent. A.G.P. may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. A.G.P. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares under the A.G.P. Sales Agreement. We will pay A.G.P. 3.0% of the aggregate gross proceeds from each sale of shares under the A.G.P. Sales Agreement. In addition, we have also provided A.G.P. with customary indemnification rights.

Our shares of common stock to be sold under the A.G.P. Sales Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

We are not obligated to make any sales of our common stock under the A.G.P. Sales Agreement. The offering of common stock pursuant to the A.G.P. Sales Agreement will terminate upon the termination of the A.G.P. Sales Agreement as permitted therein. We and A.G.P. may each terminate the A.G.P. Sales Agreement at any time upon ten days’ prior notice.

As of June 30, 2024, we had not sold any shares under the A.G.P. Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least August 8, 2025 which include on-going clinical studies for LPCN 1154, and/or LPCN 2101, research and development activities, and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 2401, LPCN 2203, LPCN 1148, LPCN 1144, LPCN 1111, and/or LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least August 8, 2025, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities, either before or after August 8, 2025, to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the A.G.P. Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(90,258)	$(7,237,654)
Cash provided by investing activities	662,531	9,115,069
Cash provided by (used in) financing activities	209,340	(11,216)

Net Cash from Operating Activities

During the six months ended June 30, 2024 and June 30, 2023, net cash used in operating activities was $90,000 and $7.2 million, respectively.

Net cash used in operating activities during the six months ended June 30, 2024, was primarily attributable to cash required to support ongoing operations, including research and development expenses and general and administrative expenses, offset by cash provided by the Verity License Agreement of $7.5 million, Net cash used in operating activities during the six months ended June 30, 2023, was mainly primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses. During 2023, we performed activities primarily related to our Phase 2 POC study in male subjects with cirrhosis with LPCN 1148 and clinical studies related to LPCN 1154.

Net Cash from Investing Activities

During the six months ended June 30, 2024 and June 30, 2023, net cash provided by investing activities was $663,000 and $9.1 million.

Net cash provided by investing activities during the six months ended June 30, 2024 and June 30, 2023, was primarily the result of the maturities of marketable investments securities, net. There were no capital expenditures during the six months ended June 30, 2024, and approximately $4,000 in capital expenditures during the six months ended June 30, 2023.

Net Cash from Financing Activities

During the six months ended June 30, 2024 and 2023, net cash provided by financing activities and net cash used in financing activities was approximately $209,000 and $11,000, respectively.

Net cash provided by financing activities during the six months ended June 30, 2024, primarily resulted from the sale of 32,110 shares of common stock at a weighted average price of $6.77 per share under the ATM Sales Agreement. Net cash used in financing activities during the six months ended June 30, 2023 was related to costs associated with the Cantor Sales Agreement.

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

There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed March 7, 2024.

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

There have been no material changes to the Company’s market risk during the first six months of 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, (“Disclosure Controls”) are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024, risk factors discussed in Item 1A of the Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 9, 2024, and the risk factors discussed in Item 1A of this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition, and/or operating results.

The following are the risk factors that have materially changed from our risk factors included in our Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024:

Risks Relating to Our Business and Industry

LPCN 2401 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 2401 is in a very early stage of development and consequently the risk that we may fail to develop, commercialize, or partner LPCN 2401 and related products is high. This development program is susceptible to technical failures in future clinical studies and regulatory hurdles for further testing and/or meeting the FDA’s needs for NDA filing or approval. The result of a possible POC Phase 2 study may not be indicative of ultimate success in a larger Phase 2 or Phase 3 clinical study and, although we are exploring the possibility of partnering LPCN 2401 to a third party for further development and commercialization, we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. We may not be able to further test in-clinic in a timely manner or at all due to other regulatory hurdles. In addition, LPCN 2401 in combination with incretin mimetics may not be effective in achieving weight loss and improving body composition or may not have differentiation from competitive products on the market or in development. Pending resource availability, we may expend significant resources before determining that these programs are not viable candidates for regulatory approval and commercialization.

Risks Related to Ownership of Our Common Stock

The value of our warrants outstanding from the November 2019 Offering is subject to potential material increases and decreases based on fluctuations in the price of our common stock, among other factors.

In November 2019, we completed a public offering of common stock and warrants to purchase common stock (the “November 2019 Offering”). Gross proceeds from the November 2019 Offering were approximately $6.0 million. In the November 2019 Offering, the Company sold (i) 614,706 Class A Units, with each Class A Unit consisting of one share of common stock and a common stock warrant to purchase one share of common stock, and (ii) 91,177 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of common stock and one common stock warrant to purchase one share of common stock at a price of $8.50 per Class A Unit and $8.4998 per Class B Unit. The pre-funded warrants were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $0.0017 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $8.50 per share and expire on November 17, 2024. As of June 30, 2024, there were 64,362 warrants from the November 2019 offering outstanding.

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. On June 30, 2024, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was approximately $142,000. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of June 30, 2024, our executive officers and directors beneficially owned approximately 6.1% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $2.36 and as high as $10.69 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions, and our customers; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report on Form 10-K filed with the SEC on March 7, 2024. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1154, LPCN 1148, and LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of June 30, 2024, we had an accumulated deficit of $199.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity. We expect to continue to incur significant research and development expenses in connection with clinical trials associated with LPCN 1154, and potentially with LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144 and LPCN 1107, if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, and possibly LPCN 1148, LPCN 1144, and LPCN 1107, in addition to our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

ITEM 5.	OTHER INFORMATION

10b5-1 Trading Plans

During the second quarter of 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.2	Amendment to the Amended and Restated Bylaws of Lipocine Inc.	8-K	001-36357	3.1	3/10/2023

3.3	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

3.5	Certificate of Increase of Series A Junior Participating Preferred Stock	8-K	001-36357	3.1	11/1/2021

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	001-36357	3.1	6/28/2022
3.7	Certificate of Designation of Series B Preferred Stock	8-K	001-36357	3.2	3/10/2023

3.8	Certificate of Amendment to the Amended and Restated Certificated of Incorporation of Lipocine Inc.	8-K	001-36357	3.2	5/11/2023

3.9	Fifth Amended and Restated 2014 Stock and Incentive Plan	8-K	001-36357	10.1	6/03/2024

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Management contract or compensation plan or arrangement
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: August 8, 2024	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: August 8, 2024	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

