Form 10-Q
period 2024-09-30
Lipocine Inc.
filed 2024-11-07
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Outstanding Shares

As of November 6, 2024 the registrant had 5,347,940 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,742,941	$4,771,758
Marketable investment securities	16,080,691	17,263,788
Accrued interest income	91,482	52,254
Prepaid and other current assets	588,824	773,424
Total current assets	20,503,938	22,861,224

Property and equipment, net of accumulated depreciation of $1,207,726 and $1,182,191 respectively	170,627	116,095
Other assets	23,753	23,753
Total assets	$20,698,318	$23,001,072

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$285,347	$1,395,977
Accrued expenses	1,292,285	1,218,486
Warrant liability	3,586	17,166
Total current liabilities	1,581,218	2,631,629

Total liabilities	1,581,218	2,631,629

Commitments and contingencies (notes 7, 8, 9 and 10)

Stockholders’ equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 5,348,276 and 5,316,166 issued, and 5,347,940 and 5,315,830 outstanding, respectively outstanding	8,863	8,860
Additional paid-in capital	220,690,052	220,171,250
Treasury stock at cost, 336 shares	(40,712)	(40,712)
Accumulated other comprehensive gain (loss)	9,942	7,259
Accumulated deficit	(201,551,045)	(199,777,214)
Total stockholders’ equity	19,117,100	20,369,443

Total liabilities and stockholders’ equity	$20,698,318	$23,001,072

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
License revenue	$-	$-	$7,500,000	$54,990
Royalty revenue	-	-	206,738	-
Minimum guaranteed royalties revenue (reversal of variable consideration)	-	(3,121,996)	-	(3,121,996)
Total revenues	-	(3,121,996)	7,706,738	(3,067,006)

Operating expenses:
Research and development	1,585,233	2,878,798	6,278,881	8,500,319
General and administrative	1,045,240	1,042,572	4,128,371	3,770,281
Total operating expenses	2,630,473	3,921,370	10,407,252	12,270,600
Operating loss	(2,630,473)	(7,043,366)	(2,700,514)	(15,337,606)

Other income:
Interest and investment income	273,574	317,569	913,784	1,067,561
Unrealized gain on warrant liability	138,081	74,827	13,580	200,416
Total other income	411,655	392,396	927,364	1,267,977
Loss before income tax expense	(2,218,818)	(6,650,970)	(1,773,150)	(14,069,629)

Income tax expense	-	-	(681)	(200)
Net loss	(2,218,818)	(6,650,970)	(1,773,831)	(14,069,829)
Issuance of Series B preferred stock dividend	-	-	-	(89)
Net loss attributable to common shareholders	$(2,218,818)	$(6,650,970)	$(1,773,831)	$(14,069,918)

Basic loss per share attributable to common stock	$(0.41)	$(1.26)	$(0.33)	$(2.68)

Weighted average common shares outstanding, basic	5,347,940	5,292,058	5,335,941	5,254,116

Diluted loss per share attributable to common stock	$(0.44)	$(1.27)	$(0.33)	$(2.72)

Weighted average common shares outstanding, diluted	5,347,940	5,292,058	5,335,941	5,254,116

Comprehensive loss:
Net loss	$(2,218,818)	$(6,650,970)	$(1,773,831)	$(14,069,829)
Net unrealized gain on marketable investment securities	19,661	1,309	2,683	5,818
Comprehensive loss	$(2,199,157)	$(6,649,661)	$(1,771,148)	$(14,064,011)

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended Sepember 30, 2024 and 2023

(Unaudited)

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at June 30, 2023	-	$-	5,234,830	$8,852	336	$(40,712)	$219,443,674	$(15,812)	$(190,843,991)	$28,552,011

Net loss	-	-	-	-	-	-	-	-	(6,650,970)	(6,650,970)

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	1,309	-	1,309

Stock-based compensation	-	-	-	-	-	-	158,090	-	-	158,090

Common stock sold through ATM offering, net of costs	-	-	81,000	8	-	-	421,074	-	-	421,082

Balances at September 30, 2023	-	$-	5,315,830	$8,860	336	$(40,712)	$220,022,838	$(14,503)	$(197,494,961)	$22,481,522

	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2022	-	$-	5,234,830	$8,852	336	$(40,712)	$219,112,164	$(20,321)	$(183,425,043)	$35,634,940

Net loss	-	-	-	-	-	-	-	-	(14,069,829)	(14,069,829)

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	5,818	-	5,818

Stock-based compensation	-	-	-	-	-	-	500,727	-	-	500,727

Issuance of Series B preferred stock	88,511	9	-	-	-	-	80	-	(89)	(9)

Redemption of Series B preferred stock	(88,511)	(9)	-	-	-	-	9	-	-	9

Common stock sold through ATM offering, net of costs	-	-	81,000	8	-	-	409,858	-	-	409,866

Balances at September 30, 2023	-	$-	5,315,830	$8,860	336	$(40,712)	$220,022,838	$(14,503)	$(197,494,961)	$22,481,522

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at June 30, 2024	-	-	5,347,940	$8,863	336	$(40,712)	$220,582,158	$(9,719)	$(199,332,227)	$21,208,363

Net loss	-	-	-	-	-	-	-	-	(2,218,818)	(2,218,818)

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	19,661	-	19,661

Stock-based compensation	-	-	-	-	-	-	107,894	-	-	107,894

Balances at September 30, 2024	-	$-	5,347,940	$8,863	336	$(40,712)	$220,690,052	$9,942	$(201,551,045)	$19,117,100

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2023	-	$-	5,315,830	$8,860	336	$(40,712)	$220,171,250	$7,259	$(199,777,214)	$20,369,443

Net income	-	-	-	-	-	-	-	-	(1,773,831)	(1,773,831)

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	2,683	-	2,683

Stock-based compensation	-	-	-	-	-	-	309,465	-	-	309,465

Common stock sold through ATM offering, net of costs	-	-	32,110	3	-	-	209,337	-	-	209,340

Balances at September 30, 2024	-	$-	5,347,940	$8,863	336	$(40,712)	$220,690,052	$9,942	$(201,551,045)	$19,117,100

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:

Net loss	$(1,773,831)	$(14,069,829)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	25,535	20,658
Stock-based compensation expense	309,465	500,727
Non-cash gain on change in fair value of warrant liability	(13,580)	(200,416)
Amortization of discounts on marketable investment securities	(579,290)	(750,092)
Write off of contract asset due to variable consideration revenue reversal	-	3,121,995

Changes in operating assets and liabilities:
Accrued interest income	(39,228)	39,366
Contract asset	-	579,428
Prepaid and other current assets	184,600	351,222
Accounts payable	(1,110,630)	500,680
Accrued expenses	73,799	62,575

Cash used in operating activities	(2,923,160)	(9,843,686)

Cash flows from investing activities:
Purchase of property and equipment	(80,067)	(4,000)
Purchases of marketable investment securities	(23,134,930)	(13,537,970)
Maturities of marketable investment securities	24,900,000	23,900,000

Net cash provided by investing activities	1,685,003	10,358,030

Cash flows from financing activities:

Net proceeds from sale of common stock through ATM	209,340	409,866

Cash provided by financing activities	209,340	409,866

Net increase (decrease) in cash and cash equivalents	(1,028,817)	924,210

Cash and cash equivalents at beginning of period	4,771,758	3,148,496

Cash and cash equivalents at end of period	$3,742,941	$4,072,706

Supplemental disclosure of cash flow information:
Income taxes paid	$681	656

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain on available-for-sale securities	$2,683	$5,818
Issuance of Series B preferred stock	$-	$89

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2024.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least November 7, 2025. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least November 7, 2025, the Company will need to raise additional capital through the equity or debt markets or via out-licensing activities to support its operations. If the Company is unsuccessful in raising additional capital, its long-term ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and/or LPCN 1107. Conversely, the Company’s capital resources could last longer if the Company reduces expenses, reduces the number of activities currently contemplated under its operating plan, or terminates, modifies the design of or suspends on-going clinical studies.

On January 12, 2024, the Company entered into a License Agreement (the “Verity License Agreement”) with Gordon Silver Limited (“GSL”) and Verity Pharmaceuticals, Inc. (“Verity Pharma”), pursuant to which the Company granted to GSL (an affiliate of Verity Pharma) an exclusive, royalty-bearing, sublicensable right and license to commercialize the TLANDO product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in a New Drug Application (“NDA”) No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), in each case within the United States and Canada (the “Licensed Verity Territory”). The Verity License Agreement also provides GSL with a license to develop and commercialize TLANDO XR (LPCN 1111), the Company’s potential once-daily oral product candidate for testosterone replacement therapy in the Licensed Verity Territory. The Company retains development and commercialization rights for TLANDO and TLANDO XR (LPCN 1111) outside of the Licensed Verity Territory, and with respect to applications outside of the Field inside or outside the Licensed Verity Territory.

Upon execution of the Verity License Agreement, GSL agreed to pay the Company a license fee of $11.0 million consisting of an initial payment of $2.5 million which was received on signing of the Verity License Agreement, $5.0 million which was received on February 1, 2024, $2.5 million to be paid no later than January 1, 2025, and $1.0 million to be paid no later than January 1, 2026. The Company is also eligible to receive development and sales milestone payments of up to $259 million in the aggregate, depending primarily on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by GSL under the Verity License Agreement. In addition, the Company is eligible to receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of licensed products in the Licensed Verity Territory.

In accordance with the SPC and Pharmalink License Agreements described under Note 13 (Subsequent Events), the Company entered into a license agreement in the territories of South Korea and Gulf Corporation Council, or GCC. The Company retains development and commercialization rights for TLANDO outside of the United States, Canada, South Korea, and the Gulf Corporation Council, or GCC and retains the development and commercialization rights for TLANDO XR (LPCN 1111) outside the United States and Canada, and with respect to applications outside of the Field inside or outside the Licensed Verity Territory.

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

Revenue Concentration

A major partner is considered to be one that comprises more than 10% of the Company’s total revenues. For the three months ended September 30, 2024, the Company did not recognize any royalty revenue relating to the Verity License Agreement. For the nine months ended September 30, 2024, the Company recognized licensing revenue of $7.5 million relating to the Verity License Agreement and royalty revenue of approximately $140,000 relating to the Verity License Agreement. The revenue recognized in 2024 was 99% from one major customer, Verity Pharma. For the three and nine months ended September 30, 2023, the Company recognized a reversal of revenue relating of variable consideration of the Antares License Agreement of approximately $3.1 million due to the termination of the License Agreement. In addition, the Company recognized license revenue of $55,000 in the nine months ended September 30, 2023, which was 100% from a related-party, Spriaso.

(3) Loss per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic loss per share attributable to common stock:
Numerator
Net loss	$(2,218,818)	$(6,650,970)	$(1,773,831)	$(14,069,829)

Denominator
Weighted avg. common shares outstanding	5,347,940	5,292,058	5,335,941	5,254,116

Basic earnings loss per share attributable to common stock	$(0.41)	$(1.26)	$(0.33)	$(2.68)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(2,218,818)	$(6,650,970)	$(1,773,831)	$(14,069,829)
Effect of dilutive securities on net loss:
Common stock warrants	138,081	74,827	13,580	200,416
Total net loss for purpose of calculating diluted loss per common share	$(2,356,899)	$(6,725,797)	$(1,787,411)	$(14,270,245)
Denominator
Weighted avg. common shares outstanding	5,347,940	5,292,058	5,335,941	5,254,116
Weighted average effect of dilutive securities:
Stock options	-	-	-	-
Restricted stock units	-	-	-	-

Total shares for purpose of calculating diluted net loss per common share	5,347,940	5,292,058	5,335,941	5,254,116

Diluted loss per share attributable to common stock	$(0.44)	$(1.27)	$(0.33)	$(2.72)

The computation of diluted loss per share for the three and nine months ended September 30, 2024 and 2023 does not include the following stock options and warrants to purchase shares of common stock or unvested restricted stock units in the computation of diluted loss per share because these instruments were antidilutive:

	For the Three and Nine Months Ended September 30,
	2024	2023
Stock options	286,484	264,069
Unvested restricted stock units	21,762	-
Warrants	49,333	49,433

(4) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of September 30, 2024, and December 31, 2023, were as follows:

September 30, 2024	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$16,070,749	$9,942	$-	$16,080,691
	$16,070,749	$9,942	$-	$16,080,691

December 31, 2023	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value

Government treasury bills	$14,272,530	$8,574	$-	$14,281,104
U.S. government agency securities	2,983,999	-	(1,315)	2,982,684
	$17,256,529	$8,574	$(1,315)	$17,263,788

Maturities of debt securities classified as available-for-sale securities as of September 30, 2024 are as follows:

September 30, 2024	Amortized Cost	Aggregate fair value
Due within one year	$16,070,749	$16,080,691

There were no sales of marketable investment securities during either the three or nine months ended September 30, 2024 and 2023 and therefore no realized gains or losses. Additionally, during the three months ended September 30, 2024 and 2023, $6.7 million and $6.0 million of marketable investment securities matured, and during the nine months ended September 30, 2024 and 2023, $24.9 million and $23.9 million of marketable securities matured, respectively. The Company determined there were no other-than-temporary impairments for either the three or nine months ended September 30, 2024 and 2023.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

		Fair value measurements at reporting date using
	September 30, 2024	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$3,742,941	$3,742,941	$-	$-
Government treasury bills	16,080,691	16,080,691	-	-
	$19,823,632	$19,823,632	$-	$-

Liabilities:
Warrant liability	$3,586	$-	$-	$3,586
	$19,827,218	$19,823,632	$-	$3,586

		Fair value measurements at reporting date using
	Deember 31, 2023	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,695,491	$4,695,491	$-	$-
Government treasury bills	14,281,104	14,281,104	-	-
U.S. government agency securities	2,982,684	-	2,982,684	-
	$21,959,279	$18,976,595	$2,982,684	$-

Liabilities:
Warrant liability	$17,166	$-	$-	$17,166
	$21,976,445	$18,976,595	$2,982,684	$17,166

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of September 30, 2024, include (i) volatility of 107.82%, (ii) risk free interest rate of 4.87%, (iii) strike price of $8.50, (iv) fair value of common stock of $4.49, and (v) with the warrants expiring on November 17, 2024, expected life of 0.1 years. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2023, include (i) volatility of 100%, (ii) risk free interest rate of 4.79%, (iii) strike price of $8.50, (iv) fair value of common stock of $2.79, and (v) expected life of 0.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or changes in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three or nine months ended September 30, 2024.

(6) Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At September 30, 2024 and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7) Contractual Agreements

(a)	Verity Pharmaceuticals, Inc.

On January 12, 2024, the Company entered into the Verity License Agreement with GSL and Verity Pharma, pursuant to which the Company granted to GSL (an affiliate of Verity Pharma) an exclusive, royalty-bearing, sublicensable right and license to commercialize the Company’s TLANDO product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in NDA No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), in each case within the United States and Canada (the “Licensed Verity Territory”). The Verity License Agreement also provides GSL with a license to develop and commercialize TLANDO XR (LPCN 1111), the Company’s potential once-daily oral product candidate for testosterone replacement therapy in the Licensed Verity Territory. Under the Verity License Agreement, the Company retains rights to TLANDO in applications outside of the Field and to the development and commercialization rights outside of the United States and Canada. The Company retains rights to TLANDO XR in applications outside of the Field and to development and commercialization rights in the field outside of the United States and Canada.

Upon execution of the Verity License Agreement, GSL agreed to pay the Company a license fee of $11.0 million consisting of an initial payment of $2.5 million which was received on signing of the Verity License Agreement, $5.0 million which was received on February 1, 2024, $2.5 million to be paid no later than January 1, 2025, and $1.0 million to be paid no later than January 1, 2026. The Company is also eligible to receive development and sales milestone payments of up to $259.0 million in the aggregate, depending primarily on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by GSL under the Verity License Agreement. Under the Verity License Agreement, GSL is generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of licensed products in the Field in the Licensed Verity Territory, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the Licensed Verity Territory.

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

Under the Verity License Agreement with Verity Pharma, during the three months ended September 30, 2024, the Company did not recognize any royalty revenue. During the nine months ended September 30, 2024, the Company recognized $7.5 million in licensing revenue and approximately $140,000 in royalty revenue.

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

Under the Antares License Agreement, the Company did not recognize revenue during the three months ended September 30, 2024 and recognized a reversal of variable consideration for minimum guaranteed royalties of $3.1 million during the three months ended September 30, 2023. Under the Antares License Agreement, the Company recognized revenue of approximately $67,000 during the nine months ended September 30, 2024 and recognized a reversal of variable consideration for minimum guaranteed royalties of $3.1 million during the nine months ended September 30, 2023. The Company does not expect to receive any further royalties under the Antares License Agreement in the future.

(c)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc. (“Abbott”) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. The Company incurred royalty expense of approximately $0 and $9,000 during the three months ended September 30, 2024 and 2023, respectively, and approximately $16,000 and $22,000 during the nine months ended September 30, 2024 and 2023, respectively.

(d)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct pre-clinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $740,000 and $2.1 million, respectively, for the three months ended September 30, 2024 and 2023, respectively, and $3.7 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively, under these agreements and has recorded these expenses in research and development expenses.

(8) Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2025.

Future minimum lease payments under the non-cancelable operating lease as of September 30, 2024 are:

Operating
leases
Year ending December 31:
2024	$92,019
2025	61,346
Total minimum lease payments	$153,365

The Company’s rent expense was $92,000 and $89,000 for the three months ended September 30, 2024 and 2023, respectively. The Company’s rent expense was $274,000 and $266,000, for the nine months ended September 30, 2024, respectively.

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

As of September 30, 2024, the Company had not sold any shares under the A.G.P. Sales Agreement.

Previously, on March 6, 2017, the Company entered into a sales agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering was made.

As of September 30, 2024, the Company had sold an aggregate of 996,821 shares at a weighted-average sales price of $33.62 per share under the At the Market Offering ( the “ATM Offering”) Cantor Sales Agreement, for aggregate gross proceeds of $33.5 million and net proceeds of $32.4 million, after deducting sales agent commission and discounts and other offering costs. During the three and nine months ended September 30, 2024, the Company sold 0 and 32,110 shares of its common stock pursuant to the Cantor Sales Agreement. On April 24, 2024 the Cantor Sales Agreement was terminated.

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

The Company will be entitled to redeem the Rights at $0.001 per Right at any time prior to the time an Acquiring Person becomes such. The terms of the Rights are set forth in the Rights Agreement, which is summarized in the Company’s Current Report on Form 8-K dated November 13, 2015. The rights plan was originally set to expire on November 12, 2018; however, on November 5, 2018 our Board approved an Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 5, 2021, and again on November 2, 2021, the Company adopted a Second Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 1, 2024. On October 22, 2024, the Company adopted a Third Amended and Restated Rights Agreement pursuant to which the expiration date was extended to October 22, 2027, unless the rights are earlier redeemed or exchanged by the Company.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $108,000 and $158,000, respectively, for the three months ended September 30, 2024 and 2023, and approximately $309,000 and $501,000, respectively, for the nine months ended September 30, 2024 and 2023, and is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Research and development	$58,168	$92,034	$171,033	$270,776
General and administrative	49,726	66,056	138,432	229,951
	$107,894	$158,090	$309,465	$500,727

The Company issued 0 stock options, during each of the three months ended September 30, 2024 and 2023, and issued 34,446 and 26,467 stock options, respectively, during the nine months ended September 30, 2024 and 2023.

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

For options granted during the nine months ended September 30, 2024 and 2023, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

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

As of September 30, 2024, there was approximately $278,000 of total unrecognized compensation cost related to unvested stock option compensation granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 0.7 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of September 30, 2024, there was $74,000 of total unrecognized compensation costs related to unvested restricted stock units that have either time-based or performance vesting.

(e)	Stock Option Plan

In April 2014, the Board adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 58,823 shares were authorized for issuance under the 2014 Plan. Additionally, 15,994 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 74,817 to 145,405. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 145,405 to 189,522. Upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 189,522 to 336,582. In June 2024, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted from 336,582 to 600,000. The Board, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 600,000 shares of common stock are authorized for issuance under the 2014 Plan, with 266,079 shares remaining available for grant as of September 30, 2024.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2023	262,247	$34.21
Options granted	34,446	4.77
Options exercised	-	-
Options forfeited	-	-
Options cancelled	(10,209)	142.99
Balance at September 30, 2024	286,484	26.79

Options exercisable at September 30, 2024	224,430	32.33

The following table summarizes information about stock options outstanding and exercisable at September 30, 2024:

Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

286,484	6.50	$26.79	$13,069	224,430	5.85	$32.33	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were 0 stock options exercised during either the three or nine months ended September 30, 2024 or 2023.

(f)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of Unvested Restricted Stock Units
Balance at December 31, 2023	-
Granted	21,762
Vested	-
Cancelled	-
Balance at September 30, 2024	21,762

There were no restricted stock units awarded during either the three months ended September 30, 2024 or 2023. There were 21,762 and 0 restricted stock units awarded during the nine months ended September 30, 2024 and 2023, respectively. The weighted average grant date fair value of restricted stock units awarded during the nine months ended September 30, 2024 was $3.61 per share.

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

As of September 30, 2024, the Company had 64,362 common stock warrants outstanding from the November 2019 Offering to purchase an equal number of shares of common stock. The fair value of these warrants on September 30, 2024 and on December 31, 2023 was determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	September 30, 2024	December 31, 2023
Expected life in years	0.13	0.88
Risk-free interest rate	4.87%	4.79%
Dividend yield	—	—
Volatility	107.82%	100.00%
Stock price	$4.49	$2.79

During the three and nine months ended September 30, 2024, the Company recorded non-cash gains of approximately $138,000 and $13,600, respectively, from the change in fair value of the November 2019 Offering warrants. During the three and nine months ended September 30, 2023, the Company recorded non-cash gains of approximately $75,000 and $200,000, respectively, from the change in fair value on the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2023	$17,166
Change in fair value of common stock warrants	(13,580)
Balance at September 30, 2024	$3,586

Additionally, in an offering in February 2020, the Company issued 296,593 common stock warrants. However, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity. As of September 30, 2024, and 2023, there were 49,433 warrants outstanding that were issued in February 2020.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2023	113,795	$8.72
Issued	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Balance at September 30, 2024	113,795	$8.72

There were no common stock warrants exercised during either the three or nine months ended September 30, 2024 or 2023.

The following table summarizes information about common stock warrants outstanding at September 30, 2024:

Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

113,795	0.25	$8.72	$-

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

(11) Agreement with Spriaso, LLC

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. During the three and nine months ended September 30, 2024, the Company did not receive any revenue from Spriaso. During the three and nine months ended September 30,2023, the Company received licensing revenue from Spriaso of $0 and approximately $55,000, respectively. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(12) Recent Accounting Pronouncements

Accounting Pronouncements Issued Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (the “CODM”), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. Management is currently assessing the impact of the adoption of this ASU on the financials statements of the Company.

(13) Subsequent Events

In September 2024, the Company entered into a Distribution and License Agreement (the “SPC License Agreement”) with SPC Korea Limited (“SPC”), pursuant to which the Company granted to SPC a non-transferable, exclusive, royalty-bearing license to commercialize the Company’s TLANDO® product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in a New Drug Application (“NDA”) No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), specific to the country of South Korea (the “SPC Territory”).

SPC paid the Company a one-time non-refundable, non-creditable upfront fee in October 2024. The Company is eligible to receive additional payments including a non-refundable, non-creditable prepayment in consideration for TLANDO product inventory, marketing authorization and sales milestones, and the Company will supply TLANDO to SPC and receive a supply price. In addition, the Company will receive royalties on net sales in the SPC Territory.

In October 2024, the Company entered into a distribution and supply agreement (the “Pharmalink License Agreement”) with Pharmalink, pursuant to which the Company granted to Pharmalink a non-transferable, exclusive, license to commercialize the Company’s TLANDO® product with respect to the Field, specific to the Gulf Cooperation Council (GCC), including Saudi Arabia, Kuwait, the United Arab Emirates (UAE), Qatar, Bahrain, and Oman (the “GCC Territory”).

Pharmalink paid the Company a one-time non-refundable, non-creditable upfront fee. The Company is eligible to receive additional payments in regulatory authorization milestones related to the GCC under the Pharmalink License Agreement and the Company will supply TLANDO to Pharmalink at an agreed transfer price.

On October 22, 2024, the Company adopted a Third Amended and Restated Stockholder Rights Agreement in order to extend the expiration date of the stockholder rights plan until October 22, 2027. Other than extending the expiration date of the Rights Agreement, no material changes have been made to the prior stockholder rights plan. See Footnote 9(c) Stockholder’s Equity, Rights Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024 (the “2023 Form 10-K”), our quarterly report on Form 10-Q for the period ended March 31, 2024 filed with the SEC on May 9, 2024 (the “2024 March 10-Q”), our quarterly report on Form 10-Q for the period ended June 30, 2024, filed with the SEC on August 8, 2024 (the “2024 June 10-Q”), as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may,” “will,” “expect,” “continue,” “estimate,” “project,” and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A (Risk Factors) of our 2023 Form 10-K, Item 1A (Risk Factors) of our 2024 March Form 10-Q, and our 2024 June Form 10-Q. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

On March 28, 2022, the United States Food and Drug Administration (“FDA”) approved TLANDO® (“TLANDO”) as a testosterone replacement therapy (“TRT”) comprised of testosterone undecanoate (“TU”) in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On June 7, 2022, our former commercial partner Antares Pharma, Inc. (“Antares,” a wholly owned subsidiary of Halozyme) announced the commercial launch of TLANDO. On January 12, 2024, we entered into a license agreement (the “Verity License Agreement”) for the development and commercialization of our approved product, TLANDO® with Gordon Silver Limited and Verity Pharmaceuticals, Inc. (“Verity Pharma”) pursuant to which we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize the TLANDO product for TRT in the U.S. and Canada (the “Licensed Verity Territory”). Any FDA required post-marketing studies will also be the responsibility of Verity Pharma. The Verity License Agreement also provides Verity Pharma with a license to develop and commercialize LPCN 1111 (also referred to as TLANDO XR), the Company’s potential next generation, once daily oral product candidate for TRT comprised of testosterone tridecanoate, in the U.S. and Canada.

In September 2024, we entered into a distribution and license agreement (the “SPC License Agreement”) for the development and commercialization of TLANDO, an oral TRT with SPC Korea Limited (“SPC”), pursuant to which the Company granted to SPC a non-transferable, exclusive, royalty-bearing license to commercialize our TLANDO product for TRT in South Korea (the “SPC Territory”). In October 2024, we entered into a distribution and supply agreement with Pharmalink granting a non-transferable, exclusive, license to commercialize our TLANDO product in the Field specific to the Gulf Cooperation Council (“GCC”), including Saudi Arabia, Kuwait, the United Arab Emirates (“UAE”), Qatar, Bahrain, and Oman (the “Pharmalink Territory”).

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”); LPCN 2101 for epilepsy; LPCN 2203 for essential tremor and LPCN 2401 for improved body composition in obesity management. In addition to our clinical development product candidates, we have assets for which we expect to seek partnerships to enable further development including TLANDO for territories outside of the United States, Canada, South Korea, and the GCC, LPCN 1148 comprising a novel prodrug of testosterone and testosterone laurate (“TL”), for the management of decompensated cirrhosis, LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of non-cirrhotic non-alcoholic steatohepatitis (“NASH”) which has completed Phase 2 testing; and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

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

Support our licensees, Verity Pharma, SPC, and Pharmalink in commercialization and/or development of our licensed oral TRT option. We believe the TRT market needs a differentiated, convenient oral option. We have exclusively licensed rights to TLANDO to Verity Pharma for commercialization of TLANDO in the U.S. and Canada (the “Licensed Verity Territory”), to SPC for commercialization in South Korea (the “SPC Territory”) and to Pharmalink in the GCC (the “Pharmalink Territory”). We plan to support Verity Pharma’s, SPC’s and Pharmalink’s efforts to effectively enable the availability of TLANDO to patients in a timely manner, in addition to receiving milestone and royalty payments associated with TLANDO commercialization as agreed to in the Verity License Agreement, the SPC License Agreement, and the Pharmalink License Agreement.

Develop partnership(s) to continue the advancement of pipeline assets. We continuously strive to prioritize our resources in seeking partnerships for our pipeline assets. We are currently exploring partnerships for our liver programs LPCN 1144, our candidate for treatment of non-cirrhotic NASH and LPCN 1148 for the management of decompensated cirrhosis including prevention of the recurrence of overt hepatic encephalopathy (“OHE”), LPCN 2401 for improved body composition in obesity management as an adjunct therapy to or as a monotherapy post cessation of incretin mimetics use, and LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside of the Licensed Verity Territory, the SPC Territory and the Pharmalink Territory, although as of the date of this report, no licensing agreement has been entered into by the Company in any other territories.

Our Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for PPD, LPCN 2101 for epilepsy, LPCN 2203 for essential tremor, and LPCN 2401 as an aid for improved body composition in obesity management. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 2401, LPCN 1107 as well as for the TRT assets outside of the Licensed Verity Territory, the SPC Territory, and the Pharmalink Territory.

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

TRT Franchise – TLANDO and LPCN 1111 (TLANDO XR)

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Verity License Agreement, in January 2024, we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize TLANDO, our product for TRT, in the U.S. and Canada effective February 1, 2024. TLANDO received FDA approval on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of Verity Pharma. In addition, in September 2024, we granted SPC an exclusive, royalty-bearing license to commercialize TLANDO in South Korea and in October 2024 we granted Pharmalink an exclusive license to commercialize TLANDO in the GCC countries.

Proof-of-concept for TLANDO was initially established in 2006, and TLANDO was subsequently licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the nine months ended September 30, 2024 and 2023, we incurred royalty expense of approximately $16,000 and $22,000, respectively.

Since TLANDO received full FDA approval, under the terms of the Verity License Agreement, Verity Pharma will need to assess the safety and effectiveness of TLANDO in pediatric patients, as required by the Pediatric Research Equity Act. The FDA may also require certain post-marketing studies to be conducted which will also be the responsibility of Verity Pharma. Similarly, SPC and Pharmalink are responsible for obtaining any regulatory/marketing approvals for TLANDO required for the SPC Territory and the Pharmalink Territory, respectively.

Upon execution of the Verity License Agreement, Verity Pharma paid us an initial payment of $2.5 million which was received on signing of the License Agreement and $5 million which was received on February 1, 2024. Verity Pharma is also required to make an additional payment of $2.5 million to us before January 1, 2025, and an additional payment of $1 million to us before January 1, 2026. We are also eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year and/or development milestones with respect to products licensed by Verity Pharma under the Verity License Agreement. In addition, we will receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of all products licensed under the Verity License Agreement in the Licensed Verity Territory.

SPC paid us a non-refundable, non-creditable upfront fee in October 2024. We are eligible to receive additional payments including a non-refundable, non-creditable payment in consideration for TLANDO product inventory, marketing authorization and sales milestones, and we will supply TLANDO to SPC and receive a supply price. In addition, we will receive royalties on net sales in South Korea under the SPC License Agreement.

Upon execution of the Pharmalink License Agreement, Pharmalink paid us for a non-refundable, non-creditable upfront fee. Under the Pharmalink License Agreement, we could receive additional payments in regulatory authorization milestones and we will supply TLANDO to Pharmalink at an agreed transfer price.

We are exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the United States, Canada, South Korea, and the GCC countries, although no licensing agreement has been entered into by the Company in any other territories. If and when an agreement is made with a partner, such arrangement would likely be partially contingent upon obtaining local regulatory approval. No assurance can be given that any license agreement will be completed or, if an agreement is completed, that such an agreement would be on terms favorable to us.

LPCN 1111: A Next-Generation Long-Acting Oral Product Candidate for TRT

As previously described, under the terms of the Verity License Agreement, we have licensed the development and commercialization rights to LPCN 1111 (TLANDO XR) in the Licensed Verity Territory to Verity Pharma. We will continue to explore the possibility of partnering LPCN 1111 with third parties outside of the Licensed Verity Territory, although no additional partnering agreement has been entered into by the Company. No assurance can be given that any license agreement outside of the Licensed Verity Territory, will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

LPCN 1111 is a next-generation, novel ester prodrug of testosterone comprised of testosterone tridecanoate which uses our proprietary delivery technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses in hypogonadal men. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, LPCN 1111 was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study. All future development and commercialization of LPCN 1111 in the Licensed Verity Territory will be the responsibility of Verity Pharma.

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

In October 2024, we announced positive data from our qEEG study of our oral brexanolone with results indicating robust central nervous system activity of oral brexanolone, with concentration- and time-dependent post-dose changes in qEEG as follows:

●	Quantitative Electroencephalogram (“qEEG”) in healthy subjects administered single doses of oral brexanolone, a neuroactive steroid, confirmed GABAA modulation

●	Rapid and durable CNS target engagement confirms effective oral delivery of bioidentical brexanolone

●	Promising results support continued development of oral brexanolone for the treatment of neuropsychiatric disorders

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

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a non-invasive, rapid onset, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. We have completed clinical oral PK studies including a pilot food effect study and a pilot PK bridge study. In addition, as a prelude to a LPCN 1154 pivotal study, a multi-dose study was done confirming the dosing regimen for the pivotal study using the scaled up “to be marketed” formulation required for New Drug Application (“NDA”) filing in accordance with the FDA’s feedback on our proposal for establishing the efficacy of LPCN 1154 through a pivotal PK bridge to an approved IV infusion brexanolone via a 505(b)(2) NDA filing. In June 2024, we announced results from the pivotal PK study which demonstrated LPCN 1154 meets bioequivalence with comparator, IV brexanolone, meeting standard bioequivalence criteria and Ctrough criteria. LPCN 1154 treatment was well-tolerated with no sedation nor somnolence events observed in the pivotal study.

We have completed labeling studies such as a food effect study and PK profiling in women with PPD, and are targeting NDA submission for LPCN 1154 by the end of the fourth quarter of 2024.

PPD

PPD, a type of major depressive disorder with onset either during pregnancy or within four weeks of delivery, refers to depression persisting up to 12 months after childbirth. PPD can be clinically segmented by the severity of symptoms and presence of a comorbidity, including epilepsy. Approximately 1 in 8 mothers suffers from PPD in the United States alone; this equates to approximately 600,000 women being affected by PPD annually.

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

Injectable brexanolone (Zulresso™, Sage Therapeutics) became the first FDA-approved treatment for postpartum depression. However, numerous factors limit the utilization of injectable brexanolone such as method of administration, cost, and safety concerns. In addition to Zulresso, SAGE Therapeutics received FDA approval for zuranolone (brand name ZURZUVAE™) in August 2023 and Zurzuvae was launched commercially in December 2023. Zuranolone, a synthetic neuroactive steroid derivative, is an oral, once daily 14-day treatment for postpartum depression and is the first oral medication approved by the FDA for the treatment of postpartum depression. Per label, besides a long terminal half-life of approximately 19.7 to 24.6 hours and dosage modifications needed for concomitant use with CYP3A4 modulators, warnings and precautions include CNS depressant effects, impaired ability to drive or engage in other potentially hazardous activities and embryo-fetal toxicity.

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

LPCN 2401: For Improved Body Composition in Obesity Management

LPCN 2401 is targeted to be a once daily oral formulation comprising a proprietary anabolic androgen receptor agonist, and LPCN 2401+E is a proprietary anabolic androgen receptor agonist co-formulated with Vitamin E, an antioxidant metabolic modifier. LPCN 2401 is expected to have a favorable benefit to risk profile as a non-invasive option for use as an adjunct to GLP-1 chronic weight management therapies and/or as a monotherapy post cessation of GLP-1 chronic weight management therapies with demonstrated benefits to the liver.

LPCN 2401 has potential for use as an adjunct to incretin mimetics (GLP-1/GIP agonists) including amplification of GLP-1 insulinotropic actions which is supported by studies demonstrating the role of androgen receptor agonist in regulation of GLP-1 through:

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

Data from preclinical and clinical studies support the potential of LPCN 2401 and LPCN 2401+E in improving body composition. In April 2024, Lipocine announced results from a multi-center prospective, blinded Phase 2 study, which demonstrated increases in lean mass of 4.4%, decreases in fat mass of 6.7%, reduction in android fat of 4.1% and increased bone mineral content of 2.8% in a population consistent with FDA guidance for developing products for weight management. LPCN 2401 was well tolerated with minimal GI or androgenic adverse events and no reports of muscle spasms.

As an adjunct therapy to incretin mimetics, LPCN 2401 has the potential to attenuate fat/weight rebound, ameliorate loss of muscle mass, improve muscle quality and functionality, amplify fat mass loss with improved body composition, maintain weight, prevent “fat overshoot,” and accelerate muscle rebound post incretin mimetic discontinuation. We plan to meet with the FDA to discuss the study design for a proof-of-concept phase 2 study for LPCN 2401 and expansion to the female population. We may explore the possibility of partnering LPCN 2401 with a third party, although no partnering agreement has been entered into by us. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

Disease and Market Overview – Obesity Management

Approximately 74% of US adults aged 20 and older are either obese or overweight, and an estimated 30% of the US adult population has a BMI ≥ 30 kg/m2. Obesity is a chronic, relapsing health risk defined by excess body fat. Excess body fat increases the risk of death and major comorbidities such as type 2 diabetes, hypertension, dyslipidemia, cardiovascular disease, osteoarthritis of the knee, sleep apnea, and some cancers1. About 30% of overweight (BMI ≥ 25 kg/m2) adults 2 have type 2 diabetes, 50%3 have dyslipidemia, and 67%4 have hypertension.

It is estimated that the total GLP-1 users in the U.S. may reach 30 million (around 9% of the overall population) by 20305. Reportedly, ~24M6 obese elderly are most vulnerable to losing muscle mass. The rapid weight loss observed with the currently approved chronic weight management GLP-1 receptor agonist medications includes unwanted lean mass loss, up to 40% of the patient’s total weight lost. Moreover, discontinuation of these therapies frequently results in a rapid regain in weight. Loss of lean mass has multiple negative health implications including weakness/fatigue, lowered metabolism which can cause a regain in fat mass, declines in neuromuscular function, potential effects on emotion and psychological states, and increased risk of injury.

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

(1)	Ref: Caterson and Hubbard et al. 2004; Calle and Thun et al. 1999
(2)	https://news.harvard.edu/gazette/story/2012/03/the-big-setup/
(3)	https://www.ncbi.nlm.nih.gov/books/NBK305895/
(4)	https://pmc.ncbi.nlm.nih.gov/articles/PMC6316192/#sec3-nutrients-10-01976
(5)	https://www.jpmorgan.com/insights/global-research/current-events/obesity-drugs
(6)	Ref: Flynn et al. Morgan Stanley, February 27, 2024

LPCN 1148: Oral Product Candidate for the Management of Decompensated Cirrhosis

We are currently evaluating LPCN 1148 comprising testosterone laurate (“TL”) for the management of decompensated cirrhosis. We believe LPCN 1148 targets unmet needs for cirrhosis subjects including improvement in the quality of life of patients while on the liver transplant waiting list, prevention or reduction in the occurrence of new decompensation events such as OHE, and improvement in post liver transplant survival, including outcomes and costs. We are exploring the possibility of partnering with a third party for the development and/or marketing of LPCN 1148, although no partnering agreement has been entered into by the Company. No assurance can be given that any partnering agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

We conducted a Phase 2 proof of concept (“POC”) study (NCT04874350) in male subjects with cirrhosis to evaluate the therapeutic potential of LPCN 1148 for the management of sarcopenia. The Phase 2 POC study was a prospective, multi-center, randomized, placebo-controlled study in male sarcopenic cirrhotic patients. Subjects were initially randomized 1:1 to 1 of 2 arms. The treatment arm was an oral dose of LPCN 1148, and the second arm was a matching placebo. There were no restrictions on patients with respect to background therapies, including current standard of care, diet or exercise. The primary endpoint was a change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index, rates of breakthrough OHE, and number of waitlist events, including all-cause mortality. Total treatment was 52 weeks, with 24-week placebo-controlled treatment subjects receiving LPCN 1148 in the 28-week open-label extension (“OLE”) phase of the study for the duration of the study through week 52.

In July 2023 we announced that the Phase 2 study met the study primary endpoint, increased skeletal muscle index (L3-SMI) relative to placebo (P<.01), in patients with cirrhosis. The study also demonstrated improvements in clinical outcomes such as prevention of new decompensation events including OHE, rates of hospitalizations, and patient reported outcomes (“PROs”). LPCN 1148 was well-tolerated, with adverse event (“AE”) rates and severities similar to placebo and no mortality was noted in the LPCN 1148 treatment group, nor were there any cases of drug-induced liver injury.

In March 2024 we announced that 24-week L3-SMI increases were maintained through 52 weeks of LPCN 1148 intervention and that placebo patients who switched to LPCN 1148 in the open label extension period of the study had increases in L3-SMI. Furthermore, fewer OHE events were observed in LPCN 1148 treated patients and time to first recurrent OHE event was longer for treated patients. LPCN 1148 was well-tolerated, with AE rates and severities similar to placebo and fewer participants experienced serious or severe adverse events when switched from placebo to LPCN 1148 and patients on therapy were hospitalized for fewer days. We plan to request a Type C meeting with the FDA to discuss the clinical development plan for LPCN 1148.

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

Common complications in patients with cirrhosis may include: compromised liver function, portal hypertension, varices in GI tract with internal bleeding, edema, ascites, hepatic encephalopathy (“HE”), compromised immunity with post-transplant acute rejection risk, high sodium levels, increased bilirubin, low albumin level, insulin resistance with impaired peripheral uptake of glucose, depression, accelerated muscle disorder in the form of sarcopenia, myosteatosis, and frailty with compromised energetics, bone diseases (e.g., osteoporosis), high alkaline phosphatase (“ALP”), cachexia, malnutrition, weight loss (>5%), symptoms of hypogonadism such as abnormal hair distribution, anemia, sexual dysfunction, testicular atrophy, muscle wasting, fatigue, osteoporosis, gynecomastia, inflammation with elevated cytokines, and infection risk leading to hospital admissions and possibly death.

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

LPCN 1107: An Oral Product Candidate for the Prevention of Preterm Birth (“PTB”)

We are exploring the possibility of partnering with a third party for the development and/or marketing of LPCN 1107, although no partnering agreement has been entered into by us. No assurance can be given that any partnering agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until our FDA approved product receives regulatory approval outside the U.S. and Canada or until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through September 30, 2024, we have generated $49.6 million in revenue under our various license and collaboration arrangements and from government grants. We have entered into the Verity License Agreement, the SPC License Agreement, and the Pharmalink License Agreement with the potential for revenue from future milestones, royalties and/or product sales, but we may never generate revenues from any of our clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $153.5 million in research and development expenses through September 30, 2024.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing, and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1154, LPCN 2401. LPCN 2101, LPCN 2203 or other future product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the pre-clinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities. We will continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 2401, LPCN 1107, for the development and commercialization of TLANDO outside of the United States, Canada, South Korea, and the GCC countries and LPCN 1111 outside of the United States and Canada.

We expect to continue to incur significant research and development expenses in the future as we complete on-going clinical studies, including the studies for our CNS product candidates and as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with LPCN 2401 or our development product candidates and when and if we conduct Phase 3 clinical studies with LPCN 1144, LPCN 1148, and LPCN 1107. We are also exploring the possibility of licensing LPCN 1144, LPCN 1148, LPCN 2401 and LPCN 1107, although we have not entered into a licensing agreement and no assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us. If we are unable to raise additional capital or obtain non-dilutive financing, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, and outside consulting services related to our executive, finance, business development and administrative support functions. Other general and administrative expenses include rent and utilities, travel expenses, and professional fees for auditing, tax, legal, and various other services.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Variance
Revenue	$-	$(3,121,996)	$3,121,996
Research and development expenses	1,585,233	2,878,798	(1,293,565)
General and administrative expenses	1,045,240	1,042,572	2,668
Interest and investment income	273,574	317,569	(43,995)
Unrealized gain (loss) on warrant liability	138,081	74,827	63,254

Revenue

We did not recognize any revenue during the three months ended September 30, 2024. We recorded a non-cash revenue reversal of variable consideration for minimum guaranteed royalties of $3.1 million relating to the termination of the Antares License Agreement during the three months ended September 30, 2023.

Research and Development Expenses

The decrease in research and development expenses during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 consists of a $605,000 decrease in TLANDO related costs, a $448,000 decrease in contract research organization expense and outside consulting costs related to the wind down of our LPCN 1148 study in 2024, a $296,000 decrease in costs related to our LPCN 1154 clinical studies, offset by a $49,000 increase in personnel related costs, and a $6,000 increase in other research and development related costs and supplies.

General and Administrative Expenses

General and administrative expenses were $1.0 million in each of the quarters ended September 30, 2024 and 2023.

Interest and Investment Income

The decrease in interest and investment income during the three months ended September 30, 2024 compared to interest and investment income during the three months ended September 30, 2023 was due to somewhat lower cash and marketable investment securities balances, in addition to no longer having imputed interest income on the Antares License Agreement contract asset in the three months ended September 30, 2024.

Gain (Loss) on Warrant Liability

We recorded gains of approximately $138,000 and $75,000 on warrant liability during the three months ended September 30, 2024 and 2023, respectively, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2024 resulted from a decrease in the fair value of warrants mainly due to a lower stock price, remaining life and interest rate at the end of the third quarter of 2024 compared to the stock price and interest rate at the end of the second quarter of 2024. The gain in 2023 resulted from a decrease in the fair value of warrants outstanding as of September 30, 2023 as compared to June 30, 2023, which was primarily due to the decrease in our stock price at the end of the third quarter 2023 compared to the stock price at the end of the second quarter of 2023. No common stock warrants from the November 2019 Offering were exercised during the either three or nine months ended September 30, 2024 or 2023. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Comparison of the Nine Months Ended September 30, 2024

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Variance
Revenue	$7,706,738	$(3,067,006)	$10,773,744
Research and development expenses	6,278,881	8,500,319	(2,221,438)
General and administrative expenses	4,128,371	3,770,281	358,090
Interest and investment income	913,784	1,067,561	(153,777)
Unrealized gain (loss) on warrant liability	13,580	200,416	(186,836)
Income tax expense	(681)	(200)	(481)

Revenue

We recognized revenue of $7.7 million primarily consisting of licensing revenue of $7.5 million received from our Verity License Agreement and TLANDO royalty revenue of $206,000 from the Verity License Agreement and terminated Antares License Agreement during the nine months ended September 30, 2024. We recognized a non-cash revenue reversal of variable consideration for minimum guaranteed royalties of $3.1 million relating to the termination of the Antares License Agreement during the nine months ended September 30, 2023 offset by licensing revenue of approximately $55,000 for payments received related to the Spriaso license agreement.

Research and Development Expenses

The decrease in research and development expenses during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 consists of an $2.6 million decrease in contract research organization expense and outside consulting costs related to the wind down of our LPCN 1148 study in 2024, a $558,000 decrease in TLANDO related costs, a $87,000 decrease in personnel related costs, and a $6,000 decrease in other research and development related costs. These decreases were offset by a $1.0 million increase in costs related to our LPCN 1154 clinical studies and a $25,000 increase in LPCN 2401 development costs.

General and Administrative Expenses

The increase in general and administrative expenses during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 consists of an $834,000 increase in business development expenses, a $94,000 increase in corporate legal fees, and a $23,000 increase in director fees, offset by a $204,000 decrease in corporate insurance expense, a $173,000 decrease in professional fees related to our 2023 reverse stock split, a $134,000 decrease in various other administrative consulting fees, a $42,000 decrease in personnel related costs, and a $40,000 decrease in travel related costs.

Interest and Investment Income

The decrease in interest and investment income during the nine months ended September 30, 2024 compared to interest and investment income during the nine months ended September 30, 2023 was due to somewhat lower cash and marketable investment securities balances, in addition to no longer having imputed interest income on the Antares License Agreement contract asset in the nine months ended September 30, 2024.

Gain (Loss) on Warrant Liability

We recorded non-cash gains of approximately $14,000 and $200,000 on our warrant liability during the nine months ended September 30, 2024 and 2023, respectively, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2024 resulted from a decrease in the fair value of warrants mainly due to the remaining life of the warrant and lower interest rate at the end of the third quarter of 2024 compared to a lower stock price on December 31, 2023. The gain in 2023 was attributable to a decrease in the fair value of warrants outstanding as of September 30, 2023 as compared to December 31, 2022, primarily due to the decrease in our stock price at the end of the third quarter 2023 compared to the stock price on December 31, 2022. No common stock warrants from the November 2019 Offering were exercised during either the nine months ended September 30, 2024 or the nine months ended September 30, 2023. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, the risk-free interest rate and the number of common stock warrants outstanding.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, issuances of debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, and preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the clinical development of LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, and any other future product candidates, including continued research efforts.

As of September 30, 2024, we had $19.8 million of unrestricted cash, cash equivalents and marketable investment securities compared to $22.0 million at December 31, 2023.

In September 2024, we entered into the SPC License Agreement with SPC, pursuant to which we granted to SPC a non-transferable, exclusive, royalty-bearing license to develop and commercialize our TLANDO product with respect to TRT in South Korea. Under the terms of the SPC License Agreement, SPC paid us a non-refundable, non-creditable upfront fee in October 2024. We are eligible to receive additional payments including a non-refundable, non-creditable payment in consideration for certain TLANDO product inventory, marketing authorization and sales milestones, and we will supply TLANDO to SPC and receive a supply price. In addition, we will receive royalties on net sales in the SPC Territory under the SPC License Agreement. Our ability to realize benefits from the SPC License Agreement, including milestone, product sale and royalty payments, is subject to a number of risks. We may not realize milestone, product sale or royalty payments in anticipated amounts, or at all.

On January 12, 2024, we entered into the Verity License Agreement with Verity Pharma, pursuant to which we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product with respect to TRT in the Licensed Verity Territory. Upon execution of the Verity License Agreement in January 2024 and upon transition of the commercialization of TLANDO from Antares to Verity Pharma in February 2024, Verity Pharma paid us initial payments of $2.5 million and $5 million, respectively. Verity Pharma has also agreed to make additional payments to us of $2.5 million before January 1, 2025, and $1 million before January 1, 2026. The Verity License Agreement also provides Verity Pharma with a license to develop and commercialize TLANDO XR (LPCN 1111), our potential next generation, once daily oral product candidate for testosterone replacement therapy comprised of testosterone tridecanoate (“TT”) in the U.S. and Canada. We are eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain development milestones and sales milestones in a single calendar year with respect to all products licensed by Verity Pharma under the Verity License Agreement. In addition, we receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of all products licensed to Verity Pharma in the Licensed Verity Territory. Our ability to realize benefits from the Verity License Agreement, including milestone and royalty payments, is subject to a number of risks. We may not realize milestone or royalty payments in anticipated amounts, or at all.

On March 6, 2017, we entered into a sales agreement (“Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) as sales agent pursuant to which we agreed to sell shares of our common stock, having registered up to $50.0 million for sale under the Cantor Sales Agreement.

During the three and nine months ended September 30, 2024, we sold 0 and 32,110 shares of our common stock under the Cantor Sales Agreement. On April 24, 2024, we terminated the Cantor Sales Agreement. From the inception of the Cantor Sales Agreement to the termination of the agreement, we sold in aggregate 996,821 shares of our common stock for $33.5 million.

On April 26, 2024, we entered into a sales agreement (the “A.G.P. Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to the amount we registered on an effective registration statement pursuant to which the offering is being made. We currently have registered up to $10,616,169 of shares of common shares for sale under the A.G.P. Sales Agreement, pursuant to the Registration Statement on Form S-3, as amended (File No. 333-275716) (the “Form S-3”), through A.G.P. as sales agent. A.G.P. may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. A.G.P. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares under the A.G.P. Sales Agreement. We will pay A.G.P. 3.0% of the aggregate gross proceeds from each sale of shares under the A.G.P. Sales Agreement. In addition, we have also provided A.G.P. with customary indemnification rights.

Our shares of common stock to be sold under the A.G.P. Sales Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the SEC, and the related prospectus and one or more prospectus supplements.

We are not obligated to make any sales of our common stock under the A.G.P. Sales Agreement. The offering of common stock pursuant to the A.G.P. Sales Agreement will terminate upon the termination of the A.G.P. Sales Agreement as permitted therein. We and A.G.P. may each terminate the A.G.P. Sales Agreement at any time upon ten days’ prior notice.

As of September 30, 2024, we had not sold any shares under the A.G.P. Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least November 7, 2025 which include on-going clinical studies for LPCN 1154, research and development activities, and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and/or LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least November 7, 2025, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities, either before or after November 7, 2025, to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the A.G.P. Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our clinical studies, pre-clinical testing and other related activities for all of our product candidates, including LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and LPCN 1107;

●	the cost of manufacturing clinical supplies and establishing commercial supplies, of our product candidates and any products that we may develop;

●	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

●	the terms and timing of any collaborative, licensing, settlement and other arrangements that we may establish;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing and outcomes of regulatory approvals;

●	the timing, receipt and amount of sales, profit sharing, milestones or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

●	the extent to which we grow significantly in the number of employees or the scope of our operations.

Funding may not be available to us on favorable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets, including sales of our common stock through the A.G.P. Sales Agreement. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, including the Sales Agreement, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. These arrangements may not be available to us or available on terms favorable to us. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences, warrants or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to reduce costs, delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

Sources and Uses of Cash

The following table provides a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(2,923,160)	$(9,843,686)
Cash provided by investing activities	1,685,003	10,358,030
Cash provided by (used in) financing activities	209,340	409,866

Net Cash from Operating Activities

During the nine months ended September 30, 2024 and 2023, net cash used in operating activities was $2.9 million and $9.8 million, respectively.

Net cash used in operating activities during the nine months ended September 30, 2024, was primarily attributable to cash required to support ongoing operations, including research and development expenses primarily related to our LPCN 1154 clinical studies and manufacturing scale up in addition to general and administrative expenses, offset by cash provided by the Verity License Agreement of $7.5 million. Net cash used in operating activities during the nine months ended September 30, 2023, was primarily attributable to cash outlays to support ongoing operations, including research and development expenses primarily related to our LPCN 1154 clinical studies, our LPCN 1148 Phase 2 POC study in male subjects with cirrhosis, and TLANDO manufacturing capabilities in addition to general and administrative expenses.

Net Cash from Investing Activities

During the nine months ended September 30, 2024 and 2023, net cash provided by investing activities was $1.7 million and $10.4 million, respectively.

Net cash provided by investing activities during the nine months ended September 30, 2024 and September 30, 2023, was primarily the result of the maturities of marketable investments securities, net. Capital expenditures during the nine months ended September 30, 2024 and 2023 were approximately $80,000 and $4,000, respectively.

Net Cash from Financing Activities

During the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was approximately $209,000 and $410,000, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2024, resulted primarily from the sale of 32,110 shares of common stock at a weighted average price of $6.77 per share, less costs associated with the Cantor Sales Agreement. Net cash provided by financing activities during the nine months ended September 30, 2023 was related to the sale of 81,000 shares of our common stock at a weighted average price of $5.36 per share, less costs associated with the Cantor Sales Agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. GAAP. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We concluded that licensing revenue recognized in conjunction with the Verity License Agreement met the requirements under ASC 606, Revenue from Contracts with Customers. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. License revenue from payments to be received in the future will be recognized when it is probable that we will receive license payments under the terms of the Verity License Agreement, the SPC License Agreement or the Pharmalink License Agreement (see Footnote 13 – Subsequent Events for disclosure regarding the SPC License Agreement and the Pharmalink License Agreement).

There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our 2023 Form 10-K.

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

There have been no material changes to the Company’s market risk during the first nine months of 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures, (“Disclosure Controls”) are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 10 – Commitments and Contingences to the unaudited condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings. We are not currently a party to any material litigation or other material legal proceedings. We may, from time to time, be involved in various legal proceedings arising from the normal course of business activities, and, while the Company has insurance that covers claims of this nature, unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows, or financial position.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s 2023 Form 10-K, risk factors discussed in Item 1A of the 2024 March Form 10-Q, risk factors discussed in Item 1A of the 2024 June Form 10-Q, and the risk factors discussed in Item 1A of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition, and/or operating results.

The following are the risk factors that have materially changed from our risk factors included in our 2023 Form 10-K:

Risks Relating to Our Business and Industry

LPCN 2401 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 2401 is in a very early stage of development and consequently the risk that we may fail to develop, commercialize, or partner LPCN 2401 and related products is high. This development program is susceptible to technical failures in future clinical studies and regulatory hurdles for further testing and/or meeting the FDA’s needs for NDA filing or approval. The result of a possible POC Phase 2 study may not be indicative of ultimate success in a larger Phase 2 or Phase 3 clinical study and, although we are exploring the possibility of partnering LPCN 2401 with a third party for further development and commercialization, we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. We may not be able to further test in-clinic in a timely manner or at all due to other regulatory hurdles. In addition, LPCN 2401 in combination with incretin mimetics may not be effective in achieving weight loss and improving body composition or may not have differentiation from competitive products on the market or in development. Pending resource availability, we may expend significant resources before determining that these programs are not viable candidates for regulatory approval and commercialization.

LPCN 1154 is in development and an NDA submission may not be filed as planned, or if filed, accepted by the FDA.

LPCN 1154 is currently in development, and we plan to file NDA in 2024. There can be no assurance as to whether the results of the clinical trials or whether the planned NDA submission will be accepted for review or approved by the FDA for postpartum depression, including, the oral route related brexanolone or its metabolites exposure profile relative to the reference injectable brexanolone. Although we have an agreement with the FDA on a 505(b)(2) pathway to NDA submission, we may be required to undertake additional clinical studie(s) including studies in the patient population since our pivotal study was conducted in post-menopausal women.

LPCN 1154 may not achieve planned commercialization or commercialization objectives for a variety of reasons.

Commercialization of LPCN 1154 is likely highly dependent on us finding a partner to market and sell LPCN 1154, if approved. We are exploring the possibility of partnering LPCN 1154 to a third party for commercialization, however we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. We cannot be certain as to whether label language required by the FDA will require warnings, blackbox or otherwise, as to the safety or efficacy of LPCN 1154 which could negatively effect the commercialization of the LPCN 1154, if approved. If we are unable to successfully partner or otherwise develop and get a regulatory approval for LPCN 1154, LPCN 1154 may never be commercialized.

Our current LPCN 1154 505 (b)(2) filing strategy includes referencing injectable brexanolone (Zulresso) as a listed drug. There can be no assurance there will not be any third party patent infringement proceedings against us.

We rely on third party vendors for our supply of brexanolone, the active pharmaceutical ingredient of LPCN 1154, and on a third-party manufacturer for the development and supply of commercial drug product of LPCN 1154. The loss of these third-party vendors could harm the commercialization of LPCN 1154.

Risks Related to Ownership of Our Common Stock

The value of our warrants outstanding from the November 2019 Offering is subject to potential material increases and decreases based on fluctuations in the price of our common stock, among other factors.

In November 2019, we completed a public offering of common stock and warrants to purchase common stock (the “November 2019 Offering”). Gross proceeds from the November 2019 Offering were approximately $6.0 million. In the November 2019 Offering, the Company sold (i) 614,706 Class A Units, with each Class A Unit consisting of one share of common stock and a common stock warrant to purchase one share of common stock, and (ii) 91,177 Class B Units, with each Class B Unit consisting of one pre-funded warrant to purchase one share of common stock and one common stock warrant to purchase one share of common stock at a price of $8.50 per Class A Unit and $8.4998 per Class B Unit. The pre-funded warrants were issued in lieu of common stock in order to ensure the purchaser did not exceed certain beneficial ownership limitations. The pre-funded warrants were immediately exercisable at an exercise price of $0.0017 per share, subject to adjustment. Additionally, the common stock warrants were immediately exercisable at an exercise price of $8.50 per share and expire on November 17, 2024. As of September 30, 2024, there were 64,362 warrants from the November 2019 offering outstanding.

We account for the common stock warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. On September 30, 2024, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was approximately $4,000. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk-free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control at that point in time, we ultimately may incur amounts significantly different than the carrying value.

Our management and directors will be able to exert influence over our affairs.

As of September 30, 2024, our executive officers and directors beneficially owned approximately 6.2% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $2.36 and as high as $10.69 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions, and our customers; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our 2023 Form 10-K. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1154, LPCN 1148, and LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of September 30, 2024, we had an accumulated deficit of $201.6 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity. We expect to continue to incur significant research and development expenses in connection with clinical trials associated with LPCN 1154, and potentially with LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144 and LPCN 1107, if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, and possibly LPCN 1148, LPCN 1144, and LPCN 1107, in addition to our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the third quarter of 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.2	Amendment to the Amended and Restated Bylaws of Lipocine Inc.	8-K	001-36357	3.1	3/10/2023

3.3	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

3.5	Certificate of Increase of Series A Junior Participating Preferred Stock	8-K	001-36357	3.1	11/1/2021

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	001-36357	3.1	6/28/2022

3.7	Certificate of Designation of Series B Preferred Stock	8-K	001-36357	3.2	3/10/2023

3.8	Certificate of Amendment to the Amended and Restated Certificated of Incorporation of Lipocine Inc.	8-K	001-36357	3.2	5/11/2023

3.9	Fifth Amended and Restated 2014 Stock and Incentive Plan	8-K	001-36357	10.1	6/03/2024

3.10	Certificate of Amendment to the Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-36357	3.1	10/22/2024

3.11	Third Amended and Restated Rights Agreement	8-K	001-36557	4.1	10/22/2024

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2***	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Management contract or compensation plan or arrangement
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission
***	Furnished herewith

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: November 7, 2024	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief
Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Dated: November 7, 2024	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller
(Principal Accounting Officer)

