Form 10-K
period 2024-12-31
Lipocine Inc.
filed 2025-03-13
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Outstanding Shares

The aggregate market value of the common stock held by non-affiliates of the registrant was $42.8 million as of June 28, 2024. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 11, 2025, the registrant had 5,350,356 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the annual meeting of shareholders to be held on June 4, 2025 are incorporated by reference into Part III of this annual report.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K (THE “ANNUAL REPORT”), IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION,” AND “ITEM 1. BUSINESS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (the “SECURITIES ACT”), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (the “EXCHANGE ACT”), that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, global political changes, particularly the transition in the U.S. presidential administration, and their impact on the pharmaceutical industry, REGULATORY DEVELOPMENTS AND REQUIREMENTS, THE RECEIPT OF REGULATORY APPROVALS, THE EXPECTATIONS FOR AND RESULTS OF CLINICAL TRIALS, PATIENT ACCEPTANCE OF LIPOCINE’S PRODUCTS, MANUFACTURING AND COMMERCIALIZATION OF LIPOCINE’S PRODUCTS, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, future expectations for liquidity and capital resources needs and similar matters. Such words as “may,” “will,” “expect,” “continue,” “estimate,” “project,” “intend,” and “potential” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of this ANNUAL REPORT. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in “Risk Factors,” and the following risks, uncertainties and factors:

●	our and our licensee’s plans to develop and commercialize any products or future product candidates;

●	our ongoing and planned clinical trials;

●	the timing of and our ability to obtain regulatory approvals or fast track or orphan drug designation, breakthrough designation or Investigational New Drug (“IND”) clearance for any future product candidates;

●	our ability to monetize non-core product candidates;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	the rate and degree of market acceptance and clinical utility of any products or future product candidates, if approved;

●	significant competition in our industry;

●	our intellectual property position;

●	loss of key members of management;

●	failure to successfully execute our strategy;

●

risks associated with global political changes and global economic conditions, including changes in the U.S. presidential administration, inflation or uncertainty caused by political violence and unrest, including ongoing global and regional conflicts; and

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

We caution you that the risks, uncertainties and other factors referred to above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Annual Report apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as otherwise required by law.

PART I

ITEM 1.	BUSINESS

General

Lipocine Inc. (“Lipocine” or the “Company”) is incorporated under the laws of the State of Delaware.

We are a biopharmaceutical company focused on leveraging our proprietary Lip’ral platform to develop differentiated products through the oral delivery of previously difficult to deliver molecules. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of differentiated innovative product candidates that target high unmet needs for neurological and psychiatric CNS disorders, liver diseases, and hormone supplementation for men and women.

We entered into a license agreement for the development and commercialization of our product candidate, TLANDO®, an oral treatment indicated for testosterone replacement therapy (“testosterone replacement therapy” or “TRT”) in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism) comprised of testosterone undecanoate (“testosterone undecanoate” or “TU”). On January 12, 2024, we entered into a license agreement (the “Verity License Agreement”) with Gordon Silver Limited (“GSL”) and Verity Pharmaceuticals, Inc. (“Verity” or our “Licensee”), pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to commercialize TLANDO for TRT in the U.S. and Canada (the “Licensed Verity Territory”). Any post-marketing studies required by the United States Food and Drug Administration (“FDA”) will also be the responsibility of our Licensee, Verity. On January 31, 2024, our license agreement with former licensee (the “Antares License Agreement”), Antares Pharma, Inc. (“Antares”), was terminated and the transition of the U.S. commercial rights for TLANDO from Antares to Verity was completed on February 1, 2024, for the distribution, marketing and sale of TLANDO. The Verity License Agreement also provides Verity with a license to develop and commercialize LPCN 1111 (also referred to as TLANDO XR), the Company’s potential next generation, once daily oral product candidate for testosterone replacement therapy comprised of testosterone tridecanoate (“TT”), in the U.S. and Canada.

In September 2024, we entered into a distribution and license agreement (the “SPC License Agreement”) for the development and commercialization of TLANDO, an oral TRT with SPC Korea Limited (“SPC”), pursuant to which the Company granted to SPC a non-transferable, exclusive, royalty-bearing license to commercialize our TLANDO product for TRT in South Korea (the “SPC Territory”). In October 2024, we entered into a distribution and supply agreement (the “Pharmalink Distribution Agreement”) with Pharmalink granting a non-transferable, exclusive, license to commercialize our TLANDO product in the field specific to the Gulf Cooperation Council (“GCC”) countries, including Saudi Arabia, Kuwait, the United Arab Emirates, Qatar, Bahrain, and Oman (the “Pharmalink Territory”).

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”); LPCN 2101 for epilepsy; LPCN 2203 for essential tremor and LPCN 2401 for improved body composition in obesity management. In addition to our clinical development product candidates, we have assets for which we expect to seek partnerships to enable further development including TLANDO for territories outside of the United States, South Korea, and the GCC, LPCN 1148 comprising a novel prodrug of testosterone and testosterone laurate (“testosterone laurate” or “TL”), for the management of cirrhosis, LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”), formerly referred to as non-cirrhotic non-alcoholic steatohepatitis (“MASH”), which has completed Phase 2 testing; and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent PTB, which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

The following chart summarizes the status of our product candidate development programs:

Corporate Strategy

Our goal is to become a leading biopharmaceutical company focused on leveraging our proprietary Lip’ral drug delivery technology platform to develop differentiated products through oral delivery of previously difficult to deliver molecules. The key components of our strategy are to:

Advance LPCN 1154 and other CNS product candidates. We intend to focus on the development of endogenous neuroactive steroids (“NASs”) which have broad applicability in treating various CNS conditions where we can leverage our technology platform to develop highly differentiated oral therapeutics. Our priority is on the development of LPCN 1154, a fast-acting oral antidepressant for PPD with potential for outpatient use.

Support our Licensees, Verity, SPC, and Pharmalink, in commercialization of our licensed oral TRT product. We believe the TRT market needs a differentiated, convenient oral option. We have exclusively licensed rights to TLANDO to Verity for commercialization of TLANDO in the Licensed Verity Territory, to SPC for commercialization in the SPC Territory, and to Pharmalink in the Pharmalink Territory (together, the “Currently Licensed TLANDO Territories”). We plan to support Verity’s, SPC’s and Pharmalink’s efforts to effectively enable the availability of TLANDO to patients in a timely manner, in addition to receiving milestone payments, royalty payments, and/or payments for product sales associated with TLANDO commercialization as agreed to in the Verity License Agreement, the SPC License Agreement and the Pharmalink Distribution Agreement.

Develop partnership(s) to continue the advancement of pipeline assets. We continuously strive to prioritize our resources in seeking partnerships of our pipeline assets. We are currently exploring partnerships for our liver programs LPCN 1144, our candidate for treatment of MASH and LPCN 1148 for the management of cirrhosis including prevention of the recurrence of overt hepatic encephalopathy (“overt hepatic encephalopathy” or “OHE”); LPCN 2401 for improved body composition in obesity management as adjunct therapy as an adjunct therapy to or as a monotherapy post cessation of incretin mimetics use; and LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside of the Currently Licensed TLANDO Territories, although no additional licensing agreements have been entered into by the Company in any other territories.

Our Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for PPD, LPCN 2101 for epilepsy, LPCN 2203 for essential tremor, and LPCN 2401 as an aid for improved body composition in obesity management. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 2401, LPCN 1107 as well as for the TRT Assets outside of the Currently Licensed TLANDO Territories.

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

TRT Franchise – TLANDO and LPCN 1111 (TLANDO XR)

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Verity License Agreement, in January 2024, we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize TLANDO, our product for TRT, in the U.S. and Canada effective February 1, 2024. TLANDO received FDA approval on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of Verity. In addition, in September 2024, we granted SPC an exclusive, royalty-bearing license to commercialize TLANDO in South Korea and in October 2024 we granted Pharmalink an exclusive license to commercialize TLANDO in the GCC countries.

Proof-of-concept for TLANDO was initially established in 2006, and TLANDO was subsequently licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the years ended December 31, 2024 and 2023, we incurred royalty expense of approximately $24,000 and $34,000, respectively.

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

Upon execution of the Verity License Agreement, Verity paid us an initial payment of $2.5 million which was received on signing of the License Agreement and $5 million which was received on February 1, 2024. Verity also made an additional payment of $2.5 million to us on December 30, 2024, and is required to make an additional payment of $1 million to us before January 1, 2026. We are also eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year and/or development milestones with respect to products licensed by Verity under the Verity License Agreement. In addition, we will receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of all products licensed under the Verity License Agreement in the Licensed Verity Territory.

SPC paid us a non-refundable, non-creditable upfront fee in October 2024. The Company also received an additional payment for a non-refundable, non-creditable prepayment in consideration for TLANDO product inventory, and is eligible to receive additional payments for various marketing authorization and sales milestones, and the Company will supply TLANDO to SPC and receive a supply price. In addition, we will receive royalties on net sales in South Korea under the SPC License Agreement.

Upon execution of the Pharmalink Distribution Agreement, Pharmalink paid a non-refundable, non-creditable upfront fee. Under the Pharmalink Distribution Agreement, we could receive additional payments in regulatory authorization milestones and we will supply TLANDO to Pharmalink at an agreed transfer price. Our ex-U.S. commercialization partners are planning to file marketing approval applications in Canada, the GCC countries, and South Korea in 2025.

We are exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the Currently Licensed TLANDO Territories, although no licensing agreement has been entered into by the Company in any other territories. If and when an agreement is made with a partner, such an arrangement would likely be partially contingent upon obtaining local regulatory approval. No assurance can be given that any license agreement will be completed or, if an agreement is completed, that such an agreement would be on terms favorable to us.

LPCN 1111: A Next-Generation Long-Acting Oral Product Candidate for TRT

As previously described, under the terms of the Verity License Agreement, we have licensed the development and commercialization rights to LPCN 1111 (TLANDO XR) in the Licensed Verity Territory to Verity. We will continue to explore the possibility of partnering LPCN 1111 with third parties outside of the Licensed Verity Territory, although no additional partnering agreement has been entered into by the Company. No assurance can be given that any license agreement outside of the Licensed Verity Territory will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

LPCN 1111 is a next-generation, novel ester prodrug of testosterone comprised of testosterone tridecanoate which uses our proprietary delivery technology to enhance solubility and improve systemic absorption. We completed a Phase 2b dose finding study in hypogonadal men in the third quarter of 2016. The primary objectives of the Phase 2b clinical study were to determine the starting Phase 3 dose of LPCN 1111 along with safety and tolerability of LPCN 1111 and its metabolites following oral administration of single and multiple doses in hypogonadal men. Good dose-response relationship was observed over the tested dose range in the Phase 2b study. Additionally, the target Phase 3 dose met primary and secondary end points. Overall, LPCN 1111 was well tolerated with no drug-related severe or serious adverse events reported in the Phase 2b study. All future development and commercialization of LPCN 1111 in the Licensed Verity Territory will be the responsibility of Verity.

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

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a non-invasive, rapid onset, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. We have completed clinical oral PK studies including a pilot food effect study and a pilot PK bridge study. In addition, as a prelude to a LPCN 1154 pivotal study, a multi-dose study was done confirming the dosing regimen for the PK bridge study using the scaled up “to be marketed” formulation required for New Drug Application (“NDA”) filing. In June 2024, we announced results from the PK bridge study which demonstrated LPCN 1154 meets bioequivalence with comparator, IV brexanolone, meeting standard bioequivalence criteria and Ctrough criteria. LPCN 1154 treatment was well-tolerated with no sedation nor somnolence events observed in the pivotal study.

After completing PK studies and labeling studies such as a food effect study and PK profiling in women with PPD, we met with the FDA in the first quarter of 2025. In the meeting, we were advised that the FDA believes, in addition to the previously completed PK bridge data, an efficacy and safety study of oral LPCN 1154 in the target population will be required for 505(b)(2) NDA submission. Based on observed comparable exposure of LPCN 1154 and the reference drug in the PK bridge study, we are initiating a phase 3 safety and efficacy study with expected first patient dosed in the second quarter of 2025.

We are exploring the possibility of partnering with a third party for the development and/or marketing of LPCN 1154, although no partnering agreement has been entered into by the Company. No assurance can be given that any partnering agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

PPD

PPD, a type of major depressive disorder with onset either during pregnancy or within four weeks of delivery, refers to depression persisting up to 12 months after childbirth. PPD can be clinically segmented by the severity of symptoms and presence of a comorbidity, including epilepsy. Approximately one in eight mothers suffers from PPD in the United States alone; this equates to approximately 600,000 women being affected by PPD annually.

Disease Overview - PPD

●	PPD is distinct from the “baby blues,” a condition that up to 70% of all new mother’s experience; “baby blues” tend to be short-lived emotional conditions that do not interfere with daily activities.

●	Symptoms of PPD include hallmarks of major depression, including, but not limited to, sadness, depressed mood, loss of interest, change in appetite, insomnia, sleeping too much, fatigue, difficulty thinking/concentrating, excessive crying, fear of harming the baby/oneself, and/or thoughts of death or suicide.

●	During pregnancy, levels of endogenous NASs increase considerably along with levels of progesterone; however, they drop sharply postpartum. It has been hypothesized that the rapid perinatal decrease in circulating levels of endogenous NASs may be involved in the development of PPD. The first approved treatment option for PPD was an injectable containing endogenous NASs.

●	Depression may persist long after child delivery. Additionally, approximately 40% of women relapse in subsequent pregnancies or on other occasions.

●	Psychiatric comorbidities are common in patients with epilepsy. Patients with epilepsy are at high risk for major depressive disorders and PPD. Reported PPD rates are higher among women with epilepsy than the general population.

Associated Risk Factors

●	Genetic: family history and/or previous experience of depression or other mood disorders.

●	Physiological: rapid changes in sex hormones, stress hormones, and thyroid hormone levels during and after delivery.

●	Environmental: stressful life events, changes in relationships at home and at work, and/or lack of familial support.

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

Injectable brexanolone (Zulresso™, SAGE Therapeutics) became the first FDA-approved treatment for postpartum depression. However, numerous factors limited the utilization of injectable brexanolone such as method of administration, cost, and safety concerns, and SAGE Therapeutics discontinued Zulresso in October 2024. In addition to approval for Zulresso, SAGE Therapeutics received FDA approval for zuranolone (brand name ZURZUVAE™) in August 2023 and ZURZUVAE was launched commercially in December 2023. Zuranolone, a synthetic neuroactive steroid derivative, is an oral, once daily 14-day treatment for postpartum depression and is the first oral medication approved by the FDA for the treatment of postpartum depression. Per label, besides long terminal half-life of approximately 19.7 to 24.6 hours and dosage modifications needed for concomitant use with CYP3A4 modulators, warnings and precautions include CNS depressant effects, impaired ability to drive or engage in other potentially hazardous activities and embryo-fetal toxicity.

We believe LPCN 1154 targets the unmet need for robust, rapid relief of PPD symptoms with a 48-hour dosing duration through a convenient oral therapy candidate comprising bioidentical NASs with good tolerability.

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

Unmet need to treat WWE in CB age

It is estimated that approximately 900,000 CB age women suffer from active epilepsy in the U.S. Women of CB age with epilepsy face many additional challenges such as hormonal influences on seizure activity and endocrine function throughout the different phases of their reproductive cycles, and approximately 30% of patients with epilepsy cannot efficiently control their seizures with available ASMs, making consideration of newer pharmacological treatment development options important.

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

Select ASMs have the potential to induce contraception failures, reproductive hormone imbalance, anxiety, and depression. There remains an unmet need for an ASM without the aforementioned downsides, with no to low fetal-neonatal toxicity and without any breast-feeding concerns, as well as the potential to treat associated comorbidities.

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

LPCN 2203: Oral Product for Management of Essential Tremor

LPCN 2203 is an oral candidate for management of essential tremor (“ET”) comprising a bioidentical GABAA modulating NAS. We have successfully completed oral pharmacokinetics with bioidentical GABAA modulating NAS and are planning to submit a protocol for a proof-of-concept phase 2 study for ET to the FDA.

Disease Overview - Essential Tremor

Essential Tremor is one of the most common movement disorders in the United States, affecting an estimated 7 million in the U.S. For ET patients, uncontrollable shaking of the hands, head, voice, or legs creates difficulty eating, dressing, writing, and pursuing other day-to-day tasks. The etiology of ET is largely unknown, but reduced GABAA receptor levels and decreased GABAergic activity have been observed in ET.

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

The only FDA approved pharmacological treatment for ET was approved more than 50 years ago, and the majority of patients with ET experience a sub-optimal response with standard-of-care treatments, highlighting numerous and compelling unmet needs in care such as daytime efficacy and improved tolerability, a PRN (pro re nata) or “as needed” option, and a superior benefit-to-risk profile. (1) (2)

(1) Ref: Louis ED, Ottman R. Tremor Other Kyperkinet Mov (NY). 2014;4:259.

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

LPCN 2401: For Improved Body Composition in Obesity Management

LPCN 2401 is targeted to be a once daily oral formulation comprising a proprietary anabolic androgen receptor agonist, and LPCN 2401+E is a proprietary anabolic androgen receptor agonist co-formulated with Vitamin E, an antioxidant metabolic modifier. LPCN 2401 is expected to have a favorable benefit to risk profile as a non-invasive option for use as an adjunct to GLP-1 receptor agonist chronic weight management therapies and/or as a monotherapy post cessation of GLP-1 receptor agonist chronic weight management therapies with demonstrated benefits to the liver.

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

Data from preclinical and clinical studies support the potential of LPCN 2401 and LPCN 2401+E in improving body composition. In April 2024, Lipocine announced results from a multi-center prospective, blinded Phase 2 study, which demonstrated placebo-adjusted increase in lean mass of 4.4%, decrease in fat mass of 6.7%, reduction in trunk fat mass of 2.5%, and increased bone mineral content of 2.8% with LPCN 2401+E in a population consistent with FDA guidance for developing products for weight management. LPCN 2401 was well tolerated with minimal GI or androgenic adverse events and no reports of muscle spasms. The 2025 FDA draft guidance (https://www.fda.gov/media/71252/download) on Obesity and Overweight: Developing Drugs and Biological Products for Weight Reduction defines obesity as a chronic disease characterized by excess adiposity and defines weight reduction as a long-term reduction in excess adiposity (body fat) but states the primary endpoint for a weight-reduction drug should be mean percent change in weight. FDA also invited sponsors to consult with FDA to discuss efficacy claims related to change in body composition as this was beyond the scope of the guidance document. Areas for discussion would include the appropriate population and selection of endpoint that measures how a patient feels, functions, or survives.

As an adjunct therapy to incretin mimetics, LPCN 2401 has the potential to attenuate fat/weight rebound, ameliorate loss of muscle mass, improve muscle quality and functionality, amplify fat mass loss with improved body composition, maintain weight, prevent “fat overshoot,” attenuate fat/weight rebound, and accelerate muscle rebound post incretin mimetic discontinuation. In pre-IND written responses (November 2024), FDA’s recommendations were consistent with the 2025 draft guidance. Specifically, FDA recommended we identify the appropriate patient population for treatment, ‘such as those with demonstrated impairments in muscle function after weight loss intervention,’ and an approvable endpoint would be one that measures how a patient feels, functions, or survives. FDA also recognized that Lipocine’s proposed indication and population (including women) would be distinct to those for whom testosterone therapy is currently approved (testosterone replacement in men with low T not due to aging). We may explore the possibility of partnering LPCN 2401 with a third party, although no partnering agreement has been entered into by us. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

Disease and Market Overview – Obesity Management

Approximately 74% of U.S. adults aged 20 and older are either obese or overweight, and an estimated 30% of the U.S. adult population has a BMI ≥ 30 kg/m2. Obesity is a chronic, relapsing health risk defined by excess body fat. Excess body fat increases the risk of death and major comorbidities such as type 2 diabetes, hypertension, dyslipidemia, cardiovascular disease, osteoarthritis of the knee, sleep apnea, and some cancers1. About 30% of overweight (BMI ≥ 25 kg/m2) adults2 have type 2 diabetes, 50%3 have dyslipidemia, and 67%4 have hypertension. It is estimated that the total GLP-1 users in the U.S. may reach 30 million (around 9% of the overall population) by 20305. Among older adults aged 60 and over prevalence of: obesity (BMI ≥ 30 kg/m2) is ~43%).6

Sarcopenic obesity (SO) is defined as the coexistence of excess fat mass and reduced skeletal muscle mass. The rates of sarcopenic obesity increase with age.7 Reportedly, ~54% of adults with obesity have sarcopenia (low muscle mass.) 8

The causes of SO are multifactorial and can include sedentary lifestyle, hormonal changes, chronic diseases, inflammation, insulin resistance, and nutritional deficiencies. SO is associated with several clinical complications: frailty, fractures, cardiovascular diseases, cancer, mental health, and an increased risk of hospitalization and mortality.9

The rapid weight loss observed with the currently approved chronic weight management GLP-1 receptor agonist medications includes unwanted lean mass loss, up to 40% of the patient’s total weight lost. Moreover, discontinuation of these therapies frequently results in a rapid regain in weight. Loss of lean mass has multiple negative health implications including weakness/fatigue and lowered metabolism which can cause a regain in fat mass, declines in neuromuscular function, potential effects on emotion and psychological states, and increased risk of injury.

Elderly obese and SO patients are most vulnerable to lean mass loss with GLP-1 receptor agonist use due to pre-existing low muscle mass that is compounded with high magnitude and rate of muscle mass loss with GLP use.10 Recent reports suggest ~4% loss in lean mass with ~43% with compromised functionality (loss of ≥10% Stair Climb Power ) in elderly obese patients upon just 16 weeks of semaglutide treatment.10

Several recent studies showed that body composition, especially lean body mass (muscle) may play an independent role in survival of patients with diseases such as cancer and cardiovascular diseases.11 Therefore, a focus on body composition in obesity management to sustainably lose fat mass while maintaining lean mass should be an essential goal.

There is a significant unmet need for an oral, efficacious, muscle preserving/gaining option for chronic obesity/weight management that ameliorates the loss of lean mass associated with GLP-1/GIP agonist treatment, resulting in a higher quality weight loss and improved functionality, especially in elderly obese and sarcopenic obese patients. Moreover, there is a need for a chronic long-term pharmacotherapy option to maintain weight upon cessation of incretin mimetic therapy, prevent fat/weight rebound “overshoot” and minimize lag in muscle recovery to prevent collateral fattening as well as improve the durability of any achieved diabetes remission while on GLP-1.

(1) Ref: Caterson and Hubbard et al. 2004; Calle and Thun et al. 1999

(2) https://news.harvard.edu/gazette/story/2012/03/the-big-setup/

(3) https://www.ncbi.nlm.nih.gov/books/NBK305895/

(4) https://pmc.ncbi.nlm.nih.gov/articles/PMC6316192/#sec3-nutrients-10-01976

(5) https://www.jpmorgan.com/insights/global-research/current-events/obesity-drugs

(6) Ref: Flynn et al. Morgan Stanley, February 27, 2024 https://www.cdc.gov/nchs/products/databriefs/db360.htm

(7) J. Gerontol. A Biol. Sci. Med. Sci 72, 1445–1451 (2017)

(8) Prev Chronic Dis 2020;17:200167

(9) J Am Med Dir Assoc. 2011 May;12(4):249-56

(10) Veru press release on January 27, 2025. https://ir.verupharma.com/news-events/press-releases/detail/225/veru-announces-positive-topline-data-from-phase-2b-quality

(11) DH Lee and EL Giovannucci, Exp Biol Med. 2018

LPCN 1148: Oral Product Candidate for the Management of Cirrhosis

We are currently evaluating LPCN 1148 comprising TL for the management of cirrhosis. We believe LPCN 1148 targets unmet needs for patients with cirrhosis including improvement in the quality of life of patients while on the liver transplant waiting list, prevention or reduction in the occurrence of new decompensation events such as OHE, and improvement in post liver transplant survival, including outcomes and costs. We are exploring the possibility of partnering with a third party for the development and/or marketing of LPCN 1148, although no partnering agreement has been entered into by the Company. No assurance can be given that any partnering agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

We conducted a Phase 2 proof of concept (“POC”) study (NCT04874350) in male subjects with cirrhosis to evaluate the therapeutic potential of LPCN 1148 for the management of sarcopenia. The Phase 2 POC study was a prospective, multi-center, randomized, placebo-controlled study in male sarcopenic patients with cirrhosis. Subjects were initially randomized 1:1 to 1 of 2 arms. The treatment arm was an oral dose of LPCN 1148, and the second arm was a matching placebo. There were no restrictions on patients with respect to background therapies, including current standard of care, diet or exercise. The primary endpoint was a change in skeletal muscle index at week 24 with key secondary endpoints including change in liver frailty index, rates of breakthrough OHE, and number of waitlist events, including all-cause mortality. Total treatment was 52 weeks, with 24-week placebo-controlled treatment subjects receiving LPCN 1148 in the 28-week open-label extension (“OLE”) phase of the study for the duration of the study through week 52.

In July 2023 we announced that the Phase 2 study met its primary endpoint, increased skeletal muscle index (L3-SMI) relative to placebo (P<.01), in patients with cirrhosis. The study also demonstrated improvements in clinical outcomes such as prevention of new decompensation events including OHE, rates of hospitalizations, and patient reported outcomes (“PROs”). LPCN 1148 was well-tolerated, with adverse event (“AE”) rates and severities similar to placebo and no mortality was noted in the LPCN 1148 treatment group, nor were there any cases of drug-induced liver injury.

In March 2024 we announced that 24-week L3-SMI increases were maintained through 52 weeks of LPCN 1148 intervention and that placebo patients who switched to LPCN 1148 in the open label extension period of the study had increases in L3-SMI. Furthermore, fewer OHE events were observed in LPCN 1148 treated patients and time to first recurrent OHE event was longer for treated patients. LPCN 1148 was well-tolerated, with AE rates and severities similar to placebo and fewer participants experienced serious or severe adverse events when switched from placebo to LPCN 1148 and patients on therapy were hospitalized for fewer days. In December 2024 we announced that the FDA granted Fast Track Designation for LPCN 1148 as a treatment for sarcopenia in patients with decompensated cirrhosis due to the clinical effectiveness of LPCN 1148 in improving sarcopenia in patients with cirrhosis. We plan to request a Type C meeting with the FDA to discuss the clinical development plan for LPCN 1148.

Disease Overview – Cirrhosis

There are over two million cases of cirrhosis worldwide, with over 500,000 people living with decompensated cirrhosis in the U.S. Non-alcoholic fatty liver disease is the most rapidly increasing indication for liver transplant. 62% of those on the liver transplant (“LT”) waitlist are male and the economic burden (approximately $812,500/transplant) is high and continues to increase. Each year about half of the approximately 17,000 people in U.S. on the LT waitlist undergo transplant, while nearly 3,000 patients either die or are removed from the list because they were “too sick to transplant.”

Liver cirrhosis is defined as the histological development of regenerative nodules surrounded by fibrous bands. Patients with cirrhosis typically have a years-long silent, asymptomatic phase (compensated cirrhosis) until decreasing liver function and increasing portal pressure move the patient into the symptomatic phase (decompensated cirrhosis). Transition to decompensated cirrhosis is marked by clinical events including ascites, encephalopathy, jaundice, and/or variceal hemorrhage. Decompensated subjects survive on average less than two years. Common causes of liver cirrhosis include alcoholic liver disease, non-alcoholic fatty liver disease (“NAFLD”), chronic hepatitis B and C, primary biliary cirrhosis (“PBC”), and primary sclerosing cholangitis (“PSC”) and some patients have liver disease of unknown cause (cryptogenic).

Common complications in patients with cirrhosis may include: compromised liver function, portal hypertension, varices in GI tract with internal bleeding, edema, ascites, hepatic encephalopathy (“hepatic encephalopathy” or “HE”), compromised immunity with post-transplant acute rejection risk, high sodium levels, increased bilirubin, low albumin level, insulin resistance with impaired peripheral uptake of glucose, depression, accelerated muscle disorder in the form of sarcopenia, myosteatosis, and frailty with compromised energetics, bone diseases (e.g., osteoporosis), high alkaline phosphatase (“ALP”), cachexia, malnutrition, weight loss (>5%), symptoms of hypogonadism such as abnormal hair distribution, anemia, sexual dysfunction, testicular atrophy, muscle wasting, fatigue, osteoporosis, gynecomastia, inflammation with elevated cytokines, and infection risk leading to hospital admissions and possibly death.

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

Sarcopenia in cirrhosis is characterized by the loss of muscle mass, strength, and function observed in ~60% of patients with cirrhosis1-3 which may lead to higher (3x) mortality rate compared to no sarcopenia1 and increases risk of OHE ~2x.2

(1) Kim, PLoS One, 2017.

(2) Tandon, J Hepatol, 2021.

(3) Jindal Clin Mol Hepatol, 2019

LPCN 1144: An Oral Prodrug of Bioidentical Testosterone Product Candidate for the Treatment of MASH

We are exploring the possibility of partnering with a third party for LPCN 1144, although no partnering agreement has been entered into by the Company. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

Disease Overview – MASH

MASH is an advanced state of non-alcoholic fatty liver disease (“NAFLD”) and can progress to a cirrhotic liver or liver failure, require liver transplant, and can result in hepatocellular carcinoma/ liver cancer, and death. Progression of MASH to end stage liver disease is one of the leading causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, MASH and NAFLD patients additionally suffer heightened cardiovascular risk and die more frequently from cardiovascular events than from liver disease. NAFLD/MASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. 20% to 30% of the U.S. population is estimated to suffer from NAFLD, with a large proportion of that group, 15% to 20%, progressing to MASH, which lacks effective therapy. MASH is a silent killer that affects millions in the U.S. Diagnoses have been on the rise and are expected to increase dramatically in the next decade. Approximately 50% of MASH patients are adult males. In men, especially with comorbidities associated with NAFLD/MASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/MASH.

The critical pathophysiologic mechanisms underlying the development and progression of MASH include reduced ability to handle lipids, increased insulin resistance, injury to hepatocytes and liver fibrosis in response to hepatocyte injury. MASH patients have an excessive accumulation of fat in the liver resulting primarily from a caloric intake above and beyond energy needs. A healthy liver contains less than 5% fat, but a liver in someone with MASH can contain more than 20% fat. This abnormal liver fat contributes to the progression to MASH, a liver necro-inflammatory state that can lead to scarring, also known as fibrosis, and, for some, can progress to cirrhosis and liver failure.

Current Status

We have completed the LiFT Phase 2 clinical study in biopsy-confirmed non-cirrhotic MASH subjects. The LiFT clinical study was a prospective, multi-center, randomized, double-blind, placebo-controlled multiple-arm study in biopsy-confirmed hypogonadal and eugonadal male MASH subjects with grade F1-F3 fibrosis and a target NAFLD Activity Score ≥ 4 with a 36-week treatment period. The LiFT clinical study enrolled 56 biopsy confirmed MASH male subjects. Subjects were randomized 1:1:1 to one of three arms (Treatment A is a twice daily oral dose of 142 mg testosterone equivalent, Treatment B is a twice daily oral dose of 142 mg testosterone equivalent formulated with 217 mg of d-alpha tocopherol equivalent, and the third arm is twice daily matching placebo).

The primary endpoint of the LiFT clinical study was change in hepatic fat fraction via MRI-PDFF and exploratory liver fat/marker end points post 12 weeks of treatment. Additionally, key secondary endpoints post 36 weeks of treatment included assessment of histological change for MASH resolution and/or fibrosis improvement (biopsy) as well as liver fat data (MRI-PDFF). The LiFT clinical study was not powered to assess statistical significance of any of the secondary endpoints. Other important endpoints included the following: change in liver injury markers, anthropomorphic measurements, lipids, insulin resistance and inflammatory/fibrosis markers; as well as patient reported outcomes.

Treatments with LPCN 1144 post 12 weeks of treatment in the LiFT study resulted in robust liver fat reduction, assessed by MRI-PDFF, and showed improvement of liver injury markers with no observed tolerability issues.

Liver biopsies were performed at baseline (“BL”) and after 36 weeks of treatment (“EOS”). Pre-specified biopsy analyses included MASH Clinical Research Network (“CRN”) scoring as well as a continuous paired (“Paired Technique”) and digital technique (“Digital Technique-Fibronest”). All biopsy analyses were performed on the same slides and the reads for the three techniques were done independently. Analysis sets included the MASH Resolution Set (all subjects that have BL and EOS biopsy with MASH at BL [NAS ≥4 with lobular inflammation score ≥ 1 and hepatocyte ballooning score ≥1 at BL] (n=37)), the Biopsy Set (all subjects with baseline and EOS biopsies (n=44)), and the Safety Set (all randomized subjects (n=56)).

Both LPCN 1144 treatment arms met with statistical significance the pre-specified accelerated approval regulatory endpoint of MASH resolution with no worsening of fibrosis based on MASH CRN scoring. Additionally, both treatment arms showed substantial improvement of the observed MASH activity in steatosis, inflammation, and ballooning.

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

In November 2021, the FDA granted Fast Track Designation to LPCN 1144 as a treatment for non-cirrhotic MASH. The Fast Track program is designed to accelerate the development and expedite the review of products, such as LPCN 1144, which are intended to treat serious diseases and for which there is an unmet medical need.

We had a written only response from the FDA for a LPCN 1144 Type C meeting with the FDA in January 2022 to discuss the development path forward with LPCN 1144. The FDA acknowledged that the NDA submission of LPCN 1144 would be via 505(b)2 regulatory pathway and agreed that no additional non-clinical studies are needed to support an NDA submission. The FDA acknowledged that subjects in the LiFT study achieved improvements in key components associated with MASH histopathology after 36-weeks of treatment with LPCN 1144 in adult males and agreed that the proposed multicomponent primary surrogate endpoint is acceptable for seeking approval under the accelerated approval pathway. The FDA agreed that the proposed primary multicomponent surrogate endpoint, MASH resolution with no worsening of fibrosis, is acceptable for seeking approval under the accelerated approval pathway and the FDA recommended a Phase 3 trial with a study duration of 72 weeks. In July 2022, Lipocine held an End of Phase 2 meeting with the FDA for LPCN 1144 in MASH. The FDA recommended a Phase 2 dose ranging study be conducted to identify the optimal dose prior to conducting a pivotal study. The FDA agreed to the proposed unique testosterone ester, testosterone laurate, for future clinical studies.

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

Research and Development

As disclosed in our development pipeline, we continue to build a diversified multi-asset pipeline of novel therapies. In 2024 and 2023, we spent $7.4 million and $10.2 million, respectively, on research and development.

Competition

Neuroactive Steroids Market overview

The unique potential mechanism of action (“MOA”) of NAS presents an opportunity to treat a variety of CNS disorders. Accordingly, multiple NASs as GABAA receptor PAMs are in active development for varied indications. Some companies engaged in development/commercialization include SAGE Therapeutics, Inc., Marinus Pharmaceuticals, and Praxis Precision Medicines.

In September 2024, SAGE Therapeutics announced negative results from the Phase 2 Kinetic 2 Study of investigational SAGE-324 for the chronic treatment of essential tremor and their decision to discontinue any further development of Sage-324 for the treatment of ET.

Postpartum Depression

SAGE Therapeutics’ product ZURZUVAE (zuranolone), an oral, once-daily, 14-day treatment for PPD was approved by the FDA in August 2023. ZURZUVAE became commercially available in December 2023. In October 2024, SAGE Therapeutics announced plans to discontinue marketing their injectable version of an endogenous neuroactive steroid, brexanolone, ZULRESSO™, for treatment in PPD in order to focus their commercial efforts on ZURZUVAE.

Cirrhosis/MASH Market Overview

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

Xifaxan® (rifaximin) is the only FDA-approved medicine indicated for the reduction in risk of overt hepatic encephalopathy recurrence in adults, a decompensation event typically associated with liver cirrhosis. Reportedly, Xifaxan sales for the 12-month period ending November 2024 totaled ~ $2.5B.

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

Reformulated Rifaximin SSD (by BAUSCH health) is in a Phase 3 study for Reduction of Early Decompensation in Cirrhosis with time to first occurrence of hepatic encephalopathy as the primary endpoint. Reportedly, topline data is anticipated in the first half of 2026.

In March 2024, Madrigal Pharmaceuticals announced FDA approval of RezdiffraTM (resmetirom) for treatment of patients with MASH. In addition, in February 2025, Akero Therapeutics announced preliminary topline results with Efruxifermin (EFX) showing statistically significant reversal of compensated cirrhosis (F4) due to MASH at week 96 in their Phase 2b SYMMETRY study. Various therapeutics are used off-label for the treatment of MASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodeoxycholic acid. There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of MASH, including FGF21 stimulants such as BIO89-100 (89bio); FGF19 Analog:Aldafermin (NGM Biopharmaceuticals); FXR Agonists: PXL065 (Pxel);Vonafexor (EYP001) (Enyo Pharma); Glucagon-like Peptide-1 (GLP-1) Agonist: Peroxisome Proliferator-activated Receptor (PPAR); Regulator: Lanifibranor (Inventiva); THR-β Agonisit and VK2809 (Viking Therapeutics).

(1) Bank of American Global Reseach, Pharmaceutical Scripts/sales Data Report, Jan 21, 2025

Testosterone Replacement Therapy Market Overview

The gel-based testosterone replacement products that are currently available include AbbVie’s AndroGel®, Lilly and Company’s Axiron® Topical Solution and Endo’s Testim® and Fortesta® along with their respective authorized generics as well as the equivalent generic versions of each. Transdermal patches include Allergan’s Androderm®. Intramuscular forms of testosterone also exist although commercialized mostly in generic forms by multiple companies and in branded form as Aveed® by Endo. Additionally, Endo markets the buccal testosterone replacement therapy Striant® and the Testopel® implantable testosterone pellets, which it acquired from Auxillium in 2015. Antares Pharma, Inc. markets a sub-cutaneous weekly auto-injector testosterone therapy, Xyosted®. Acerus Pharmaceuticals markets an intranasal testosterone therapy, NATESTO®. Finally, Tolmar Pharmaceuticals markets an oral TRT, JATENZO®, which received FDA approval in March 2019 and Marius Pharmaceuticals markets an oral TU, KYZATREX®, which received FDA approval for treatment of those with Klinefelter’s Syndrome in August 2022.

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

The FDA has granted a therapeutic equivalence rating of AB to “generic” versions of approved products which have been approved via a 505(b)(2) NDA. In July 2014, the FDA granted the AB rating to Perrigo’s 1% testosterone gel drug product (NDA 203098) approved in January 2013, and a BX rating to Teva’s 1% gel drug product (NDA 202763) approved in February 2012. Each are versions of AbbVie’s AndroGel 1.0% and employed 505(b)(2) submissions citing AndroGel as their reference listed drugs. Teva’s version was found to be bioinequivalent to AndroGel, hence the BX rating. Upsher-Smith Laboratories also received approval for a version of Endo’s Testim (Vogelxo™; NDA 204399) in June 2014 using the same pathway. In January of 2015, the FDA determined that Vogelxo™ is therapeutically equivalent to Testim and received an AB rating. In August 2015, the FDA granted AB rating to Perrigo’s 1.62% testosterone gel drug product (NDA 204268) which also received FDA approval in August 2015. Lilly and Company and Acrux’s Axiron had patent expiry in February 2017. On July 6, 2017, Acrux confirmed that a generic version of Axiron® Topical Solution, 30 mg/1.5 mL (Testosterone Topical Solution, 30 mg/1.5 mL) has been launched in the United States by Perrigo Company plc. Acrux also confirmed the availability of an authorized generic version of Axiron in the United States, through a marketing and distribution agreement between Lilly and Company and a leading authorized generics company.

Other TRT Therapies in Development

Recently there has been increased interest in developing oral TRTs as well as testosterone therapies which are not considered testosterone replacement and as such will need to achieve efficacy endpoints in addition to endpoints related to serum testosterone levels that are required for testosterone replacement therapies.

We believe there remains a significant unmet need in TRT for a once-a-day convenient oral option. LPCN 1111 is targeted to meet this unmet need.

Hydroxyprogesterone caproate, or HPC, Preterm Birth, or PTB, Market Overview

PTB is defined as delivery before 37 weeks of gestation. The only previously approved therapy for prevention of PTB in women with a prior history of at least one preterm birth (approximately 145,000 pregnancies annually) which was a weekly intramuscular injection of HPC, marketed by Covis under the brand name Makena®, was pulled from the market effective April 6, 2023, because the PROLONG trial failed to verify the clinical benefit of Makena. The FDA concluded that the available evidence does not show Makena is effective for its approved use and withdrew its approval of Makena and ordered the immediate withdrawal of Makena and several approved generic versions of the drug, making it unlawful for the drug to be distributed in the U.S.

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

As of March 13, 2025, our intellectual property patent portfolio consists of various issued patents and patent applications related to Oral TU, LPCN 1111, LPCN 1107, LPCN 1144/1148, LPCN 1154, and LPCN 2401 both in the U.S. and in multiple countries outside of the U.S.

We also hold license rights in the field of cough and cold, to two U.S. patents and one U.S. application (and related foreign patents and applications) that we previously assigned to Spriaso LLC, which could be possibly used with future product candidates.

Additionally, we have 13 U.S. patents that are listed in the FDA Orange Book for TLANDO that are expected to expire between 2029 and 2041. If we or our Licensee are marketing the TLANDO product at the time the patents expire and have no other issued U.S. patents covering the product, then we will lose certain advantages that come with FDA Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the 13 patents.

We expect to file new patent applications in the future to further cover various aspects of our products and product development.

See Item 3 – Legal Proceedings, for a discussion of intellectual property related legal proceedings.

Government Regulation

The Regulatory Process for Drug Development

The production and manufacture of our product candidates and our research and development activities are subject to regulation by various governmental authorities around the world. In the United States, drugs and products are subject to regulation by the FDA. There are other comparable agencies in Europe and other parts of the world. Regulations govern, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products. Applicable law requires licensing and registration of manufacturing and contract research facilities, carefully controlled research and testing of products, governmental review and/or approval of results prior to marketing therapeutic products. Additionally, adherence to good laboratory practices, or GLP, good clinical practices, or GCP, during clinical testing and current good manufacturing practices, or cGMP, during production is required. Following FDA approval of a drug product, drug manufacturers are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, and promotion and advertising rules, among others. The system of new drug approval in the United States is generally considered to be the most rigorous in the world and is described in further detail below under “United States Pharmaceutical Product Development Process.”

United States Pharmaceutical Product Development Process

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act and the regulations it implements. The testing, production, sale, promotion, and pricing of pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

It takes many years for a typical experimental drug to go from concept to approval. The process required by the FDA before a pharmaceutical product may be marketed in the United States generally includes the following:

●	Completion of preclinical laboratory tests and animal studies. The latter, often conducted according to GLPs or other applicable regulations, as well as synthesis and drug formulation development leading ultimately to clinical drug supplies manufactured according to cGMPs;

●	Submission to the FDA of an Investigational New Drug application (“IND”), which must be submitted to the FDA and become effective before human clinical trials may begin in the United States;

●	Performance of adequate and well-controlled human clinical trials according to the FDA’s current GCPs, to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

●	Submission to the FDA of an NDA for a new pharmaceutical product;

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s cGMP to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

●	Potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA; and

●	FDA review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and FDA approval is inherently uncertain.

Preclinical Studies: Prior to preclinical studies, a research phase takes place which involves demonstration of target and function, design, screening and synthesis of agonists or antagonists. Preclinical studies include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to evaluate efficacy and activity, toxic effects, pharmacokinetics (“PKs”) and metabolism of the pharmaceutical product candidate and to provide evidence of the safety, bioavailability and activity of the pharmaceutical product candidate in animals. The conduct of the preclinical safety evaluations must comply with federal regulations and requirements including GLPs. The results of the formal IND-enabling preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature as well as the comprehensive descriptions of proposed human clinical studies, are then submitted as part of the IND application to the FDA.

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

The Trump administration issued an executive order on February 11, 2025, called “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative.” This Workforce Optimization Initiative may significantly reduce the size of the federal government workforce, including FDA workforce. This initiative could result in fewer FDA staff available to review INDs and NDAs, and less opportunity for product candidate sponsors to meet with FDA to develop cooperative solutions to product development issues. It is possible that the Workforce Optimization Initiative could significantly lengthen the time it takes to obtain FDA approval of a new drug product.

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

Post-Approval Requirements

Any pharmaceutical products for which we may receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with the FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, prohibitions on promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with the FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, removal of a product from the market, mandated corrective advertising or communications with doctors and civil or criminal penalties.

The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including, but not limited, to the Centers for Medicare and Medicaid Services and other divisions of the United States government, including the U.S. Federal Communications Commission, the Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, if a drug product is reimbursed by Medicare, Medicaid, or other federal or state healthcare programs, our Company, including our sales, marketing and scientific/educational grant programs, among others, must comply with federal healthcare laws, including, but not limited to, the federal Anti-Kickback Statute, false claims laws, civil monetary penalties laws, healthcare fraud and false statement provisions and data privacy and security provisions under the Health Insurance Portability and Accountability Act, or HIPAA, the Physician Payment Sunshine Act, and any analogous state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 (“OBRA”) and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Among other things, OBRA requires drug manufacturers to pay rebates on prescription drugs to state Medicaid programs and empowers states to negotiate rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. Additionally, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”) substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, ACA establishes: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There may continue to be additional proposals relating to the reform of the U.S. healthcare system, in the future, some of which could further limit coverage and reimbursement of drug products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements may apply.

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

Related Party Transaction

On July 23, 2013, we entered into assignment/license and services agreements with Spriaso, an entity that is majority-owned by Mahesh V. Patel, Gordhan Patel, John W. Higuchi, the late Dr. William I. Higuchi, and their affiliates. Mahesh V. Patel is our President and Chief Executive Officer. Mr. Higuchi is a member of our Board of Directors and Gordhan Patel and Dr. Higuchi, former Board members, were each members of our Board of Directors at the date the license and agreements were entered into.

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

Employees

As of December 31, 2024, we had 16 full time employees, and we also utilize the services of consultants on a regular basis. Eleven employees are engaged in drug development activities and five are in general and administration functions and the majority of our employees work out of our Salt Lake City facility. The Company continually evaluates the business need and opportunity and balances in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers. None of our employees are represented by labor unions or covered by collective bargaining agreements and we consider our relations with our employees to be good.

We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity.

Reverse Stock Split

On May 10, 2023, our Board of Directors approved a reverse stock split of 1-for-17. We filed an Amendment to our Certificate of Incorporation with the Secretary of the State of Delaware on May 10, 2023, and the Amendment became effective at 5:00 pm Eastern Time on May 11, 2023. Our shares began trading on a split-adjusted basis on the Nasdaq Capital Market commencing upon market open on May 12, 2023. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split. All common stock and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock splits.

Available Information

Our website address is www.lipocine.com. We make available free of charge on the Investor Relations portion of our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website that contains reports, proxy and information statements, and other information that we file electronically, which can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report, including our consolidated financial statements and related notes.

Risk Factors Summary

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Risks Relating to Our Business and Industry

●	the timelines of our clinical trials;

●	the early stage of development of LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, LPCN 1111 and LPCN 1107;

●	the early stage of development of our research and development programs and processes and the risk of competition;

●	the regulatory requirements for our product candidates and the possibility that regulatory approval will not be received;

●	the commercial success of our licensed product candidate, TLANDO;

●	the possibility that T-replacement therapies could be found to create, or could be perceived to create, health risks;

●	any possible failure to obtain adequate healthcare reimbursement for our products;

●	competition in the TRT market, including the entrance of generic TRTs into the market;

●	our Licensee’s ability to commercialize TLANDO may be limited;

●	successful commercialization of our product candidates internally or through collaborators;

●	the possibility that we may never receive regulatory approval to market our products outside the United States;

●	the stringent government regulations concerning the clinical testing of our products;

●	the market’s acceptance of our products;

●	physicians and patients using other products may not switch to our product;

●	the possibility that regulatory agencies could find that we have improperly promoted off-label uses;

●	any possible failure to comply with federal and state healthcare laws;

●	our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel;

●	difficulties in managing the growth of the Company;

●	re-importation of drugs from foreign countries into the United States by our competitors;

●	any product liability claims;

●	any failure to comply with the Controlled Substances Act;

●	the defense and resolution of any litigation; and

●	cyber security risks.

Risks Related to Our Dependence on Third Parties

●	our reliance on third-party contractors and service providers for the execution of some aspects of our development programs;

●	our reliance on contract research organizations or other third parties to assist us in conducting clinical trials;

●	our reliance on suppliers for the active and inactive ingredients for our products; and

●	our ability to establish successful collaborations for our products.

Risks Related to Ownership of Our Common Stock

●	our stock price’s reaction to the results and timing of clinical trials, regulatory and other decisions;

●	the effectiveness of our internal control over financial reporting;

●	the cost and expense to comply with the requirements of being a public company;

●	the volatility of our share price;

●	the possibility of delisting of our securities from the Nasdaq Capital Market;

●	anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law and our stockholder rights plan;

●	our decision not to pay dividends on our common stock;

●	our management and directors’ ability to exert influence over our affairs;

●	volatility in the trading price of our common stock; and

●	any failure of securities or industry analysts to publish accurate research about our business.

Risks Relating to Our Financial Position and Capital Requirements

●	our need for and ability to obtain substantial additional capital in the future;

●	potential dilution to our existing stockholders from raising any additional capital;

●	our inability to predict when we will generate product revenues or achieve profitability;

●	our incurrence of significant operating losses; and

●	any fluctuation in our operating results.

Risks Relating to Our Intellectual Property

●	our ability to protect our intellectual property;

●	our ability to obtain additional protection under the Drug Price Competition and Patent Term Restoration Act;

●	the possibility of incurring substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, or our inability to protect our rights to our products and technology;

●	the cost and expense, and any unfavorable outcomes, resulting from any claims for infringing intellectual property rights of third parties;

●	the fact that we do not have patent protection for our product candidates in a significant number of countries;

●	our ability to comply with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies; and

●	the possibility that we may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Relating to Our Business and Industry

The timelines and costs of our clinical trials may be impacted by numerous factors and any delays may adversely affect our ability to execute our current business strategy.

Our expectations regarding the success of our product candidates, including our clinical candidates and lead compounds, and our business are based on projections which may not be realized for many scientific, business or other reasons. We therefore cannot assure investors that we will be able to adhere to our current schedule. We set goals that forecast the accomplishment of objectives material to our success: selecting clinical candidates, product candidates, failures in research, the inability to identify or advance lead compounds, identifying target patient groups or clinical candidates, the timing and completion of clinical trials, and anticipated regulatory approval. The actual timing of these events can vary dramatically due to factors such as available capital resources, slow enrollment of subjects in studies, uncertainties in scale-up, manufacturing and formulation of our compounds, failures in research, the inability to identify clinical candidates, failures in our clinical trials, requirements for additional clinical trials and uncertainties inherent in the regulatory approval process and regulatory submissions. Decisions by our partners or collaborators may also affect our timelines and delays in achieving manufacturing capacity. The length of time necessary to complete clinical trials and to submit an application for marketing approval by applicable regulatory authorities may also vary significantly based on the type, complexity and novelty of the product candidate involved, as well as other factors. In addition, the development of our product candidates will require significant capital resources and we may not be able to raise sufficient additional capital to fund continued development. Further, we may choose to allocate available capital resources to the development of product candidates that do not ultimately achieve commercialization.

LPCN 1154 is in development and an NDA submission may not be filed, or if filed, may not be accepted by the FDA.

LPCN 1154 is currently in development. There can be no assurance as to whether the results of the clinical trials will support an NDA submission or whether an NDA submission will be accepted for review or approved by the FDA for postpartum depression, including the oral route related brexanolone or its metabolites exposure profile relative to the reference injectable brexanolone. Although we have an agreement with the FDA on a 505(b)(2) pathway to NDA submission, we will be required to undertake an additional safety and efficacy study in the patient population and possibly additional clinical studie(s) including studies in addition to our pivotal study which was conducted in 2024 in post-menopausal women. There can be no assurance that a safety and efficacy study will be initiated or that, if a study is completed, the results from the study will meet the primary endpoint. Further, there can be no assurance that additional studies will not be required, and if they are required that we will have sufficient resources to conduct such additional studies to enable an NDA submission.

LPCN 1154 may not achieve planned commercialization or commercialization objectives for a variety of reasons.

Commercialization of LPCN 1154 is likely highly dependent on us finding a partner to market and sell LPCN 1154, if approved. We are exploring the possibility of partnering LPCN 1154 to a third party for commercialization, however we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. We cannot be certain as to whether label language required by the FDA will require warnings, blackbox or otherwise, as to the safety or efficacy of LPCN 1154 which could negatively affect the commercialization of the LPCN 1154, if approved. If we are unable to successfully partner or otherwise develop and get a regulatory approval for LPCN 1154, LPCN 1154 may never be commercialized.

Our current LPCN 1154 505(b)(2) filing strategy includes referencing injectable brexanolone (Zulresso) as a listed drug. There can be no assurance there will not be any third-party patent infringement proceedings against us. Such proceedings could delay or prevent further development of LPCN 1154.

We rely on third party vendors for our supply of brexanolone, the active pharmaceutical ingredient of LPCN 1154, and on a third-party manufacturer for the development and supply of commercial drug product of LPCN 1154. The loss of these third-party vendors could adversely affect our ability to successfully develop and commercialize LPCN 1154.

LPCN 2401 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 2401 is in a very early stage of development and consequently the risk that we may fail to develop, commercialize, or partner LPCN 2401 and related products is high. This development program is susceptible to technical failures in future clinical studies and regulatory hurdles for further testing and/or meeting the FDA’s needs for NDA filing or approval. The result of a possible POC Phase 2 study may not be indicative of ultimate success in a larger Phase 2 or Phase 3 clinical study and, although we are exploring the possibility of partnering LPCN 2401 with a third party for further development and commercialization, we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. We may not be able to further test in-clinic in a timely manner or at all due to other regulatory hurdles. In addition, LPCN 2401 in combination with incretin mimetics may not be effective in achieving weight loss and improving body composition or may not have differentiation from competitive products on the market or in development. Pending resource availability, we may expend significant resources before determining that this program is not a viable candidate for regulatory approval and commercialization.

LPCN 2101 is in a very early stage of development and may not be further developed for a variety of reasons.

Our oral NAS comprising program LPCN 2101 is in a very early stage of development and consequently the risk that we may fail to commercialize LPCN 2101 and related products is high. We have only conducted Phase 1 clinical studies of LPCN 2101 and the ultimate regulatory or technical success of the neuroactive steroids under investigation in these programs is uncertain. The current limited pre-clinical and phase 1 results we have observed may not be replicated in larger studies, future PK, Phase 2, or pivotal studies with a potential “to be marketed formulation.” We may not be able to further test in-clinic in a timely manner or at all due to other regulatory hurdles.

In addition, our oral NAS product candidate LPCN 2101 may not be effective in treating WWE or any other indications or may not have differentiation from competitive products on the market or in development. We may expend significant resources before determining that this program is not a viable candidate for regulatory approval and commercialization.

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

In addition, our oral NAS product candidate LPCN 2203 may not be effective in treating ET or may not have differentiation from competitive products on the market or in development. We may expend significant resources before determining that this program is not a viable candidate for regulatory approval and commercialization.

LPCN 1148 is in a very early stage of development for management of liver cirrhosis in male patients and while there are no therapies specifically approved by the FDA for secondary sarcopenia or cirrhosis beyond treatment of underlying conditions, there are candidates known to be under development for cirrhosis related indication(s).

LPCN 1148 is in a very early stage of development and consequently the risk that we may fail to commercialize or partner LPCN 1148 and related products is high. This development program is susceptible to technical failures in future clinical studies and regulatory hurdles for further testing and/or meeting the FDA’s needs for NDA filing or approval. The result of the Phase 2 study may not be indicative of ultimate success in a larger Phase 2/3 clinical study and, although we are exploring the possibility of partnering LPCN 1148 to a third party for further development and commercialization, we may not be able to identify potential partners or successfully enter into a partnership arrangement on terms favorable to us, if at all. While we believe there is a potential to gain Orphan Drug Designation for an indication or condition in male liver cirrhosis, the FDA may not grant such designation which could adversely impact development or the commercial potential of LPCN 1148.

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

LPCN 1107 is in a very early stage of development and consequently, although we are exploring the possibility of partnering LPCN 1107 to a third party for further development and commercialization, we may not be able to identify potential partners or successfully enter into a partnership arrangement on terms favorable to us, if at all. If we are unable to successfully partner LPCN 1107, LPCN 1107 may never be successfully commercialized. In particular, we have only conducted three Phase 1 clinical studies with this product candidate. Our completed Phase 1 clinical studies may not be predictive of safety concerns that may arise in pregnant women or demonstrate that LPCN 1107 has an adequate safety profile to warrant further development. These factors can impact the timing of and our ability to continue development or partner LPCN 1107.

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

The FDA has concluded that Makena, based on Makena’s failed definitive PROLONG study, a competing product with the same active ingredient and similar target indication, is ineffective and Makena has been withdrawn from the market. It is entirely possible that any pivotal study on LPCN 1107 may require a placebo-controlled trial design. Therefore, we and/or our partner may face significant challenges in patient recruitment for a placebo-controlled trial, be faced with significant resource investment to conduct additional trials, and face potential perceived risk of efficacy failure in a pivotal study resulting in no further development of LPCN 1107.

LPCN 1144 is in a very early stage of development and may not be further developed for a variety of reasons.

LPCN 1144 is in a very early stage of development and consequently the risk that we fail to commercialize LPCN 1144 and related products is high. We have announced topline primary and key secondary endpoint results from our Phase 2 LiFT and open label extension clinical studies.

Although our results from the LiFT and open label extension clinical study results were positive for MASH resolution with no worsening of fibrosis, these results may not be indicative of ultimate success in a larger Phase 2/3 clinical study with required FDA endpoints and populations needed for regulatory approval of LPCN 1144 for the treatment of MASH.

In addition, a number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials, even after achieving positive results in early-stage development. The FDA currently insists on histopathology endpoints for diagnosis and assessment of efficacy of treatment for MASH with LPCN 1144 in a pivotal trial. Accordingly, our results from our LiFT study may not be predictive of the results we may obtain from further studies and trials.

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

Our clinical product candidates are at an early stage of development and will require significant further investment and regulatory approvals prior to marketing and commercialization. As such, our product development processes for LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, and LPCN 1148, in addition to LPCN 1111, LPCN 1144, and LPCN 1107 are very risky and uncertain, and our product candidates may fail to advance beyond the current study. Even if we obtain required financing, we cannot ensure successful product development or that we will obtain regulatory approval or successfully commercialize or partner any of our product candidates and generate product revenues.

All of our clinical candidates will be subject to extensive regulation which can be costly and time consuming, cause delays or prevent approval of the products for commercialization.

Our clinical development of LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and LPCN 1107 and any future product candidates is subject to extensive regulations by the FDA. Product development is a very lengthy and expensive process and can vary significantly based upon the product candidate’s novelty and complexity. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

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

In September 2024, we entered into a distribution and license agreement for the development and commercialization of TLANDO in South Korea with SPC and in October 2024, we entered into a distribution and supply agreement for TLANDO in the GCC countries with Pharmalink Markets for TLANDO outside the United States, including Canada, South Korea and the GCC countries. Such markets have requirements for approval of drug candidates with which our licensee(s) must comply prior to marketing. Obtaining regulatory approval for marketing of TLANDO in the United States or any other one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

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

We believe that there could be many different applications for products successfully derived from our technologies and that the anticipated market for products under development could continue to expand. However, due to competition from existing or new products, potential changes to the class TRT label by the FDA and the yet to be established commercial viability of our products, no assurance can be given that these beliefs will prove to be correct. Physicians, patients, formularies, payors or the medical community in general may not accept or utilize any products that we or our collaborative partners may develop. Other drugs may be approved during our clinical testing which could change the accepted treatments for the disease targeted and make our compound(s) obsolete.

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

There is substantial competition in the TRT market, which may result in others discovering, developing or commercializing products before or more successfully than our licensing partner(s).

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

On March 27, 2019, Clarus’ product JATENZO®, an oral TU product, was approved by the FDA and also received three years of marketing exclusivity. On February 10, 2020, Clarus announced that JATENZO® had been launched and is commercially available. The FDA approved TLANDO on March 29, 2022, following the expiration of the exclusivity period granted to Clarus with respect to JATENZO®. In October 2022, Clarus’ assets, including JATENZO®, were purchased by Tolmar Pharmaceuticals Inc. in bankruptcy proceedings.

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

In light of the competitive landscape above, TLANDO is not the only oral TRT to market, which may significantly affect the market acceptance and commercial success of TLANDO.

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

Our Licensees’ ability to commercialize TLANDO may be limited.

Our Licensee partners’ ability to commercialize TLANDO or obtain marketing approval outside of the United States is uncertain. Our Licensee’s ability to successfully commercialize TLANDO is contingent upon numerous factors including, among other things, the completion of post-marketing studies, the availability of supplies, commercial acceptance by patients, the medical community, and third-party payors, and the resources that our Licensee devotes to the commercialization of TLANDO. If our Licensee is unable to successfully commercialize TLANDO at scale, our business and operations could be adversely affected.

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

In order to market any products outside of the United States including South Korea and the GCC countries, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more such laws. To the extent that any of our product candidates is ultimately sold in countries other than the United States, we may be subject to similar laws and regulations in those countries. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from participating in government healthcare programs, contractual damages, reputational harm and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

We are highly dependent on Dr. Mahesh V. Patel and the other principal members of our executive team. Employment with our executives and other employees are “at will,” meaning that there is no mandatory fixed term and their employment with us may be terminated by us or by them for any or no reason. The loss of the services of any of our executives or other key employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified scientific personnel and accounting personnel will also be critical to our success. We may not be able to attract and retain qualified personnel on acceptable terms, or at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and face an even greater risk on commercialized products. Human therapeutic products involve the risk of product liability claims and associated adverse publicity. Currently, the principal risks we face relate to patients in our clinical trials, who may suffer unintended consequences. Claims might be made by patients, healthcare providers or pharmaceutical companies or others. We may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale.

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

Securities legislation in the United States makes it relatively easy for stockholders to sue companies. This can lead to frivolous lawsuits which take substantial time, money, resources and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. Biotechnology and pharmaceutical companies, including us, have experienced significant stock price volatility in recent years, increasing the risk of such litigation. We have insurance that covers claims of this nature. However, as we defend class action lawsuits or future patent infringement actions should they be filed, or if we are required to defend future actions brought by shareholders, we may be required to pay substantial litigation costs and managerial attention and financial resources may be diverted from business operations even if the outcome is in our favor. In addition, while our insurance carrier may cover the costs of settling claims, the Company’s capital resources are critical to its continued operations, and the payment of litigation settlements and associated legal fees diverts these capital resources away from our operations, even if such amounts do not have a material impact on our financial statements.

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

We collect, and third parties collaborating on our clinical trials collect and retain, large volumes of data, including personally identifiable information regarding clinical trial participants and others, for business purposes, including for regulatory, research and development and commercialization purposes, and our collaborators’ various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our Company, employee and clinical data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by government regulation. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee or clinical data which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

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

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1144, LPCN 1148, or LPCN 1107. We have entered into the Verity License Agreement for TLANDO and LPCN 1111 with respect to TRT in the U.S. and Canada. We intend to continue to develop our product candidates in the United States with or without a partner although our ability to advance these product candidates will depend on our capital resources and/or our ability to find a suitable partner to further develop our product candidates. In order to commercialize our TLANDO product candidates in the United States and Canada, we have partnered with Verity with respect to TLANDO and LPCN 1111 and we will likely look to establish partnership arrangements with respect to the development of some of our other product candidates. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States and have partnered with SPC for South Korea and with Pharmalink for the GCC countries for TRT. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our development plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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

Our ability to generate revenues from this and other collaborative arrangements, including with SPC and Pharmalink, will depend on our collaborators’ abilities and efforts to successfully perform the functions agreed to with them in these arrangements. License agreements and/or collaborations involving our drug candidates, such as our agreement with Verity, pose numerous risks to us, including the following:

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

If our license arrangements with Verity, or any other or future license or collaboration we may enter into, if any, are not successful, our business, financial condition, results of operations, prospects and development and commercialization efforts may be adversely affected. Any termination or expiration of the Verity License Agreement, or any other or future license or collaboration we may enter into, if any, could adversely affect us financially or harm our business reputation, development and commercialization efforts.

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

We engaged a CRO to conduct our SOAR, DV and DF Phase 3 clinical studies for TLANDO, as well as the ABPM study for TLANDO. Additionally, we utilized a CRO for the Phase 2 LiFT clinical study for LPCN 1144, the Phase 2 clinical study for LPCN 1148 and the pilot, pivotal and future studies for LPCN 1154. As a result, we have less direct control over the conduct of our clinical trials, the timing and completion of the trials and the management of data developed through the trials than if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, including CROs, may:

●	have staffing difficulties or disruptions;

●	fail to comply with contractual obligations;

●	experience regulatory compliance issues;

●	undergo changes in priorities or may become financially distressed;

●	form relationships with other entities, some of which may be our competitors; or

●	be subject to manufacturing capacity limitations.

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

We and our Licensees rely/will rely on a single supplier for our supply of testosterone esters, the active pharmaceutical ingredient of TLANDO, LPCN 1111, LPCN 1148, and LPCN 1144, and the loss of this supplier could harm our business.

We and our Licensees rely/will rely on a single third-party supplier for our supply of testosterone esters, the active pharmaceutical ingredient of TLANDO, LPCN 1111, LPCN 1148, and LPCN 1144. Since there are only a limited number of testosterone esters suppliers in the world, if this supplier ceases to provide us with testosterone esters, we or our Licensees may be unable to procure testosterone esters on commercially favorable terms and/or may not be able to obtain testosterone esters in a timely manner. Furthermore, the limited number of suppliers of testosterone esters may provide such companies with greater opportunity to raise their prices. If we or our Licensees are unable to obtain testosterone esters in a timely manner and/or in sufficient quantities, our ability to develop, and potentially commercialize, LPCN 1111, LPCN 1148, and LPCN 1144 may be adversely affected. In addition, any increase in price for testosterone esters will likely reduce our potential gross margins for LPCN 1148 and LPCN 1144.

We rely on limited suppliers for our supply of NAS, the active pharmaceutical ingredients of LPCN 1154, LPCN 2101, and LPCN 2203 and the loss of these limited suppliers could harm our business.

We rely on a limited third-party supplier for our supply of NAS, the active pharmaceutical ingredients of LPCN 1154, LPCN 2101, and LPCN 2203. Since there are only a limited number of NAS suppliers in the world, if a supplier ceases to provide us with NAS, we may be unable to procure NAS on developmental or commercially favorable terms. Furthermore, the limited number of suppliers of NAS may provide such suppliers with a greater opportunity to raise their prices. If we are unable to obtain NAS in a timely manner and/or in sufficient quantities, our ability to develop and potentially commercialize LPCN 1154, LPCN 2101, and LPCN 2203 may be adversely affected.

If we do not establish successful collaborations, we may have to alter our development and commercialization plans for our products.

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of LPCN 1154, LPCN 1148, LPCN 1144, or LPCN 1107. We could continue to develop some of our product candidates in the United States without a partner although our ability to advance these product candidates will depend on our capital resources. However, in order to commercialize our product candidates in the United States, we will likely look to establish a partnership or co-promotion arrangement with an established pharmaceutical company that has a sales force, collaborate on the establishment of an internal sales force or build an internal sales force on our own. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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

As a public company, we incur significantly more legal, accounting and other expenses than as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and U.S. stock exchanges impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly.

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

●	the success of the commercialization of TLANDO;

●	plans for, costs of, progress of and results from clinical trials of our product candidates;

●	the failure of our product candidates to receive FDA approval;

●	regulatory uncertainty in the TRT class;

●	FDA Advisory Committee meetings and related recommendations;

●	product approval and potential FDA required labeling language and/or Phase 4 study commitments;

●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	our ability to license our products to third parties;

●	failure to engage with collaborators or build an internal sales force to commercialize our products should a product candidate other than TLANDO receive FDA approval;

●	the success or failure of other TRT products or non-testosterone based testosterone therapy products;

●	failure of our products, if approved, to achieve commercial success;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	variations in our quarterly operating results;

●	changes in our financial guidance or securities analysts’ estimates of our financial performance;

●	changes in accounting principles;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	additions or departures of key personnel;

●	discussion of us or our stock price by the press and by online investor communities;

●	our cash balance; and

●	other risks and uncertainties described in these risk factors.

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

Currently our common stock is quoted on the Nasdaq Capital Market under the symbol “LPCN.” We must satisfy certain minimum listing maintenance requirements to maintain the Nasdaq Capital Market quotation, including certain governance requirements and a series of financial tests relating to stockholders’ equity or net income or market value, public float, number of market makers and stockholders, market capitalization, and maintaining a minimum bid price of $1.00 per share.

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

Additionally, on October 22, 2024, we adopted an amended and restated stockholder rights plan that would cause substantial dilution to, and substantially increase the costs paid by, a stockholder who attempts to acquire us on terms not approved by our board. The intent of the stockholder rights plan is to protect our stockholders’ interests by encouraging anyone seeking control of our Company to negotiate with our board. However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of our board, even if doing so may be beneficial to our stockholders. This plan may discourage, delay or prevent a tender offer or takeover attempt, including offers or attempts that could result in a premium over the market price of our common stock. This plan could reduce the price that stockholders might be willing to pay for shares of our common stock in the future. Furthermore, the anti-takeover provisions of our stockholder rights plan may entrench management and make it more difficult to replace management even if the stockholders consider it beneficial to do so.

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

As of December 31, 2024, our executive officers and directors beneficially owned approximately 6.3% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year, and it may continue to be volatile. During 2024, our common stock has traded as low as $2.83 and as high as $10.69 per share. We cannot predict the price at which our common stock will trade in the future, and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

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

We will need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

●	market conditions for raising capital, particularly for life science companies;

●	current and future clinical trials for our product candidates, including for LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203 and LPCN 1148;
●	regulatory actions of the FDA;
●	the scope, size, rate of progress, results and costs of completing ongoing clinical trials and development plans with our product candidates;
●	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;
●	payments received under any current or future license agreements, strategic partnerships or collaborations;
●	the cost of filing, prosecuting and enforcing patent claims;
●	the costs associated with commercializing our product candidates if we receive marketing approval for product candidates other than TLANDO, including the cost and timing of developing internal sales and marketing capabilities or entering into strategic collaborations to market and sell our products;
●	the costs of on-going and future litigation; and
●	funding additional product line expansions.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2026, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2026, to support our operations, the on-going clinical development of our product candidates, and compliance with regulatory requirements. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies.

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

We have focused a significant portion of our efforts on developing TLANDO and more recently on our oral neuroactive steroids LPCN 1154, LPCN 2101, and LPCN 2203, in addition to LPCN 2401, and LPCN 1148. We have funded our operations to date through sales of our equity securities, debt, and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of December 31, 2024, we had an accumulated deficit of $199.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with clinical trials associated with our oral neuroactive steroids LPCN 1154, LPCN 2101, and LPCN 2203, and possible trials associated with LPCN 2401 and/or LPCN 1148, if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, and LPCN 1148 and our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

●	others may be able to make or use compounds that are the same or similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;

●	the Active Pharmaceutical Ingredients (“APIs”) in our licensed product TLANDO and current product candidates LPCN 1154, LPCN 2401, LPCN 1148, LPCN 1144, LPCN 1111, and LPCN 1107 are, or may soon become, commercially available in generic drug products, and no patent protection may be available without regard to formulation or method of use;

●	we may not be able to detect infringement against our owned or licensed patents, which may be especially difficult for manufacturing processes or formulation patents;

●	we might not have been the first to make the inventions covered by our issued patents or pending patent applications or those we license;

●	we might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	it is possible that our pending patent applications or those of our licensor will not result in issued patents;

●	it is possible that there are dominating patents to any of our product candidates of which we are not aware;

●	it is possible that there are prior public disclosures that could invalidate our patents, or parts of our patents, of which we are not aware;

●	it is possible that others may circumvent our owned or licensed patents;

●	it is possible that there are unpublished applications or other patent applications maintained in secrecy that may issue later than our patents/applications but may have priority dates that are earlier than our priority dates and may have claims covering our products or technology similar to ours;

●	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;

●	the claims of our owned or licensed issued patents or patent applications, if and when issued, may not cover our product candidates;

●	our issued patents or those of our licensor may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal challenges by third parties;

●	our licensor or licensees as the case may be, who have access to our patents, may attempt to enforce our owned or licensed patents, which if unsuccessful, may result in narrower scope of protection of our owned or licensed patents or our owned or licensed patents becoming invalid or unenforceable;

●	we may not develop additional proprietary technologies for which we can obtain patent protection; or

●	the patents of others may have an adverse effect on our business.

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

If any of our owned or licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Additionally, we currently do not have patent protection for some of our product candidates in many countries, including large territories such as India, Russia, and China, and we will be unable to prevent unauthorized third parties from using our intellectual property in those countries unless we can file patent applications and obtain patents in those countries that cover our product candidates. Likewise, our United States patents covering certain technology used in our product candidates, including TLANDO, are expected to expire on various dates through 2042. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions to the extent that at those times we have no additional issued patents to protect our product candidates, including TLANDO. Additionally, if these are our only patents listed in the FDA Orange Book, should we have an FDA-approved and marketed product at that time, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if we are unable to commence or continue any action relating to the defense of our patents, we may be unable to protect our product candidates.

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

Our corporate headquarters are located in a leased facility in Salt Lake City, Utah. Our lease expires on February 28, 2026. We believe that our existing facility is suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

On November 14, 2019, we and certain of our officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United District Court for the District of Utah. The complaint alleged that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit sought certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019, through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We have insurance that covers claims of this nature. The retention amount payable by us under our policy is $1.5 million. On April 14, 2023, a judgment was issued ordering the case dismissed with prejudice and closure of the action.

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

Market Information

Our common stock is quoted on The Nasdaq Capital Market under the symbol “LPCN.”

Holders

As of March 11, 2025, there were approximately 87 holders of record of our common stock. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

Dividends

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included elsewhere in this Annual Report. As used in the discussion below, “we,” “our,” and “us” refers to the historical financial results of Lipocine.

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

Overview of Our Business

We are a biopharmaceutical company focused on leveraging our proprietary Lip’ral platform to develop differentiated products through the oral delivery of previously difficult to deliver molecules. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of differentiated innovative product candidates that target high unmet needs for neurological and psychiatric CNS disorders, liver diseases, and hormone supplementation for men and women.

We entered into a license agreement for the development and commercialization our product candidate, TLANDO®, an oral testosterone replacement therapy comprised of testosterone undecanoate. On March 28, 2022, the FDA approved TLANDO as a TRT in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism. On June 7, 2022, our former commercial partner Antares (a wholly owned subsidiary of Halozyme) announced the commercial launch of TLANDO.

On January 12, 2024, we entered into the Verity License Agreement with Verity, pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize the TLANDO product for TRT in the Licensed Verity Territory. Any FDA post-marketing studies required will also be the responsibility of our Licensee, Verity.

In September 2024, we entered into the SPC License Agreement for the development and commercialization of TLANDO with SPC, pursuant to which the Company granted to SPC a non-transferable, exclusive, royalty-bearing license to commercialize our TLANDO product in the SPC Territory. In October 2024, we entered into the Pharmalink Distribution Agreement with Pharmalink granting a non-transferable, exclusive, license to commercialize our TLANDO product in the Pharmalink Territory. Our ex-U.S. commercialization partners are planning to file marketing approval applications in Canada, the GCC countries, and South Korea in 2025.

Additional clinical development pipeline candidates include: LPCN 1154 for PPD, LPCN 2101 for epilepsy, LPCN 2203 for essential tremor and LPCN 2401 for improved body composition in obesity management. In addition to our clinical development product candidates, we have assets for which we expect to seek partnerships to enable further development including TLANDO for territories outside of North America, South Korea, and the GCC, LPCN 1148 comprising a novel prodrug of testosterone, and TL, for the management of cirrhosis, LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of non-cirrhotic MASH which has completed Phase 2 testing, and LPCN 1107, potentially the first oral HPC product indicated for the prevention of recurrent PTB, which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

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

We have incurred losses in most years since our inception. As of December 31, 2024, we had an accumulated deficit of approximately $199.8 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net income was approximately $8,000 for the year ended December 31, 2024, compared to approximately $16.4 million for the year ended December 31, 2023. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

●	subject to resource availability, conduct further development of our other product candidates, including LPCN 1154, LPCN 2101, LPCN 2203, and LPCN 2401;

●	continue our research efforts;

●	research new products or new uses for our existing products;

●	maintain, expand and protect our intellectual property portfolio; and

●	provide general and administrative support for our operations.

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

Corporate Strategy

Our goal is to become a leading biopharmaceutical company focused on leveraging our proprietary Lip’ral drug delivery technology platform to develop differentiated products through oral delivery of previously difficult to deliver molecules. The key components of our strategy are to:

Advance LPCN 1154 and other CNS product candidates. We intend to focus on the development of NASs which have broad applicability in treating various CNS conditions where we can leverage our technology platform to develop highly differentiated oral therapeutics. Our priority is on the development of LPCN 1154, a fast-acting oral antidepressant for PPD with potential for outpatient use.

Support our licensees, Verity, SPC, and Pharmalink in commercialization and/or of our licensed oral TRT product. We believe the TRT market needs a differentiated, convenient oral option. We have exclusively licensed rights to TLANDO to Verity for commercialization of TLANDO in the Licensed Verity Territory, to SPC for commercialization in the SPC Territory, and to Pharmalink in the Pharmalink Territory. We plan to support Verity’s, SPC’s and Pharmalink’s efforts to effectively enable the availability of TLANDO to patients in a timely manner, in addition to receiving milestone payments, royalty payments, and/or payments for product sales associated with TLANDO commercialization as agreed to in the Verity License Agreement, the SPC License Agreement and the Pharmalink Distribution Agreement.

Develop partnership(s) to continue the advancement of pipeline assets. We continuously strive to prioritize our resources in seeking partnerships of our pipeline assets. We are currently exploring partnerships for our liver programs LPCN 1144, our candidate for treatment of non-cirrhotic MASH and LPCN 1148 for the management of cirrhosis including prevention of the recurrence of overt hepatic encephalopathy; LPCN 2401 for improved body composition in obesity management as an adjunct therapy to or as a monotherapy post cessation of incretin mimetics use; and LPCN 1107, our candidate for prevention of pre-term birth. We are exploring the possibility of licensing TLANDO to third parties outside of the Currently Licensed TLANDO Territories, although as of the date of this Annual Report, no additional licensing agreements have been entered into by the Company in any other territories.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until our FDA approved product receives regulatory approval in the SPC Territory or the Pharmalink Territory or until one of our other product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through December 31, 2024, we have generated $53.1 million in revenue under our various license and collaboration arrangements and from government grants. We have entered into the Verity License Agreement, the SPC License Agreement and the Pharmalink Distribution Agreement with the potential for revenue from future milestones, royalties, and/or product sales, but we may never generate revenues from any of our clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $154.6 million in research and development expenses through December 31, 2024.

We expect to continue to incur significant costs in the development of future pipeline product candidates.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203 or other future product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the pre-clinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities. We will continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 2401, LPCN 1107, for the development and commercialization of TLANDO outside of the United States, Canada, South Korea, and the GCC countries and LPCN 1111 outside of the United States and Canada.

We expect to incur significant research and development expenses in the future as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with our development product candidates and when and if we conduct Phase 3 clinical studies with LPCN 1144, LPCN 1148, and LPCN 1107. We are also exploring the possibility of licensing LPCN 1144, LPCN 1148, LPCN 2401 and LPCN 1107, although we have not entered into a licensing agreement and no assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us. If we are unable to raise additional capital or obtain non-dilutive financing, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation and outside consulting services related to our executive, finance, business development, and administrative support functions. Other general and administrative expenses include rent and utilities, travel expenses, and professional fees for auditing, tax, legal and various other services.

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

Other Income and Expense

Other income and expense consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities, imputed interest on minimum royalties under the Antares Licensing Agreement in 2023, and gains on our warrant liability.

Results of Operations

Comparison of the Years Ended December 31, 2024, and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023	Variance
Revenue	$11,198,144	$(2,850,818)	$14,048,962
Research and development expenses	7,351,753	10,175,251	(2,823,498)
General and administrative expenses	5,001,426	4,904,888	96,538
Interest and investment income	1,146,902	1,366,940	(220,038)
Unrealized gain on warrant liability	17,166	212,690	(195,524)
Income tax expense	(681)	(755)	74

Revenue

We recognized revenue of $11.2 million during the year ended December 31, 2024, compared to a net reversal of variable consideration revenue of $2.9 million during the year ended December 31, 2023. Revenue in 2024 primarily consisted of revenue from our licensees, Verity, SPC and Pharmalink and royalty revenue from TLANDO sales. Net reversal of variable consideration revenue in fiscal year ended December 31, 2023 was mainly attributable to the reversal of variable consideration revenue recognized for minimum guaranteed royalties in 2021 under the license agreement with Antares, offset by $110,000 in license revenue payments received from Spriaso under a licensing agreement in the cough and cold field. The Antares License Agreement was terminated effective January 31, 2024. On January 12, 2024, we entered into the Verity License Agreement with Verity. Upon termination of the Antares License Agreement, all rights and licenses granted by us to Antares under the Antares License Agreement terminated and all rights in TLANDO were transferred to our new licensing partner, Verity.

Research and Development Expenses

We recorded research and development expenses of $7.4 million and $10.2 million, respectively, for the years ended December 31, 2024 and 2023. The decrease in research and development expenses during the year ended December 31, 2024 was primarily due to a $3.1 million decrease related to the completion of our LPCN 1148 Phase 2 POC study in male patients with cirrhosis in 2023, a $584,000 decrease in TLANDO related costs, and a $348,000 decrease in personnel related costs. These decreases were offset by a $996,000 increase in LPCN 1154 clinical studies, a $188,000 increase in other lab supplies and research costs, and a $46,000 increase in LPCN 2401 costs.

General and Administrative Expenses

We recorded general and administrative expenses of $5.0 million and $4.9 million, respectively, for the years ended December 31, 2024 and 2023. The increase in general and administrative expenses during the year ended December 31, 2024 was primarily due to a $800,000 increase in business development and strategic advisory services related expenses and a $53,000 increase in intellectual property and patent expenses, offset by a $222,000 decrease in corporate insurance expense, a $208,000 decrease in personnel related costs, a $161,000 decrease in professional fees relating to our annual shareholder’s meeting and subsequent decision to enact a reverse stock split, a $146,000 decrease in other various consulting and professional fees, and a $20,000 decrease in other general and administrative expenses.

Interest and Investment Income

The decrease in interest and investment income of approximately $220,000 during the year ended December 31, 2024 was due to declining cash and marketable investment securities balances in fiscal year ended December 31, 2024 compared to 2023.

Unrealized Gain on Warrant Liability

We recorded gains of $17,000 and $213,000, respectively, on warrant liability during the fiscal years ended December 31, 2024 and 2023 related to the change in the fair value of outstanding common stock warrants issued in November 2019. The gain in fiscal year ended December 31, 2024 was attributable to the expiration in November 2024 of the warrant issued in the November 2019 Offering. The gain in fiscal year ended December 31, 2023 was the result of a decreased stock price and shorter term remaining on the warrants as compared to the stock price and remaining term of the warrants as of December 31, 2022. There were no common stock warrants from the November 2019 Offering exercised during fiscal years ended December 31, 2024 or 2023. The warrants were classified as a liability due to a provision contained within the warrant agreement which allowed the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance clinical development of LPCN 1154, LPCN 2101, LPCN 2203, LPCN 2401 and any other product candidate, including continued research efforts.

As of December 31, 2024, we had $21.6 million of unrestricted cash, cash equivalents and marketable investment securities compared to $22.0 million as of December 31, 2023.

In October 2024, we entered into the Pharmalink Distribution Agreement with Pharmalink, pursuant to which we granted to Pharmalink a non-transferable, exclusive, license to commercialize our TLANDO product in the Pharmalink Territory. Pharmalink paid us a one-time non-refundable, non-creditable upfront fee. We are eligible to receive additional payments in regulatory authorization milestones related to the marketing approval in countries in the Pharmalink Territory under the Pharmalink Distribution Agreement and we have agreed to supply TLANDO to Pharmalink at a specified transfer price.

In September 2024, we entered into the SPC License Agreement with SPC. Under the terms of the SPC License Agreement, SPC paid us a non-refundable, non-creditable upfront fee in October 2024. We also received an additional payment for a non-refundable, non-creditable prepayment in consideration for TLANDO product inventory, and are eligible to receive additional payments for various marketing authorization and sales milestones and will supply TLANDO to SPC and receive a supply price. In addition, we will receive royalties on net sales in the SPC Territory under the SPC License Agreement. Our ability to realize benefits from the SPC License Agreement, including milestone, product sale and royalty payments, is subject to a number of risks. We may not realize milestone, product sale or royalty payments in anticipated amounts, or at all.

On January 12, 2024, we entered into the Verity License Agreement with Verity, pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product with respect to TRT in the Licensed Verity Territory. Upon execution of the Verity License Agreement in January 2024 and upon transition of the commercialization of TLANDO from Antares to Verity in February 2024, Verity paid to us an initial payment of $2.5 million, and subsequent payments of $5 million and $2.5 million in February 2024 and December 2024, respectively. Verity has also agreed to make an additional payment to us of $1 million before January 1, 2026. The Verity License Agreement also provides Verity with a license to develop and commercialize TLANDO XR (“LPCN 1111”), our potential next generation, once daily oral product candidate for testosterone replacement therapy comprised of testosterone tridecanoate, in the Licensed Verity Territory. We are also eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain development milestones and sales milestones in a single calendar year with respect to all products licensed by Verity under the Verity License Agreement. In addition, we receive tiered royalty payments at rates ranging from percentages of 12% up to 18% of net sales of all products licensed to Verity in the Licensed Verity Territory. Our ability to realize benefits from the Verity License Agreement, including milestone and royalty payments, is subject to a number of risks. We may not realize milestone or royalty payments in anticipated amounts, or at all.

Previously on March 6, 2017, we entered into a sales agreement (“Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which we agreed to sell shares of our common stock, having registered up to $50.0 million for sale under the Cantor Sales Agreement. During the year ended December 31, 2024, we sold 32,110 shares of our common stock under the Cantor Sales Agreement at a weighted-average sales price of $6.77 per share, resulting in net proceeds of approximately $209,000, which is net of approximately $8,000 in expenses. During the year ended December 31, 2023, we sold 81,000 shares of our common stock under the Cantor Sales Agreement at a weighted-average sales price of $5.36 per share, resulting in net proceeds of approximately $405,000, which is net of approximately $24,000 in expenses. On April 24, 2024, we terminated the Cantor Sales Agreement. From the inception to the termination of the Cantor Sales Agreement, we sold in aggregate 996,821 shares of our common stock for $33.5 million.

On April 26, 2024, we entered into a sales agreement (the “A.G.P. Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to the amount we registered on an effective registration statement pursuant to which the offering is being made. We currently have registered up to $10,616,169 of shares of common shares for sale under the A.G.P. Sales Agreement, pursuant to the Registration Statement on Form S-3, as amended (File No. 333-275716) (the “Form S-3”), through A.G.P. as sales agent. A.G.P. may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. A.G.P. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares under the A.G.P. Sales Agreement. We will pay A.G.P. 3.0% of the aggregate gross proceeds from each sale of shares under the A.G.P. Sales Agreement. In addition, we have also provided A.G.P. with customary indemnification rights. Our shares of common stock to be sold under the A.G.P. Sales Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the SEC, and the related prospectus and one or more prospectus supplements. We are not obligated to make any sales of our common stock under the A.G.P. Sales Agreement. The offering of common stock pursuant to the A.G.P. Sales Agreement will terminate upon the termination of the A.G.P. Sales Agreement as permitted therein. We and A.G.P. may each terminate the A.G.P. Sales Agreement at any time upon ten days’ prior notice. As of December 31, 2024, we had not sold any shares under the A.G.P. Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2026 which include a clinical study for LPCN 1154, research and development activities and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 2401, LPCN 2101, LPCN 1148, LPCN 1144, and/or LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2026, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities, either before or after March 31, 2026, to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going and/or planned clinical studies. We can raise capital pursuant to the A.G.P. Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our clinical studies, pre-clinical testing and other related activities for all of our product candidates including LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and LPCN 1107;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

●	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

●	the terms and timing of any collaborative, licensing, settlement and other arrangements that we may establish;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing and outcomes of regulatory approvals;

●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

●	the extent to which we grow significantly in the number of employees or the scope of our operations.

Funding may not be available to us on favorable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets, including sales of our common stock through the A.G.P. Sales Agreement. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or, if any of our product candidates receive approval from the FDA, commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, including the A.G.P. Sales Agreement, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. These arrangements may not be available to us or available on terms favorable to us. To the extent that we raise additional capital through marketing and distribution arrangements, other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences, warrants or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we will have to reduce costs, delay research and development programs, liquidate assets, dispose of rights, commercialize products or product candidates earlier than planned or on less favorable terms than desired or reduce or cease operations.

Sources and Uses of Cash

The following table provides a summary of our cash flows for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Cash used in operating activities	$(1,221,233)	$(11,865,991)
Cash provided by investing activities	2,446,061	13,084,686
Cash provided by financing activities	209,340	404,567

Net Cash Used in Operating Activities

During each of the years ended December 31, 2024 and 2023, net cash used in operating activities was $1.2 million and $11.9 million, respectively.

Net cash used in operating activities during 2024 was primarily attributable to cash outlays to support on-going operations, including research and development expenses primarily related to our LPCN 1154 clinical studies and manufacturing scale up, in addition to general and administrative expenses. These cash outlays were offset by cash provided by the licensee and distribution agreements we entered into during 2024 of $11.2 million. During 2023, we were performing activities mainly related to our LPCN 1154 clinical studies and our LPCN 1148 Phase 2 POC Study in male subjects with cirrhosis.

Net Cash Provided by Investing Activities

During the years ended December 31, 2024 and 2023, net cash used in investing activities was $2.4 million and $13.1 million.

Net cash provided by investing activities during 2024 and 2023 was primarily the result of the maturity of marketable investment securities of $35.4 million and $36.0 million, respectively offset by the purchase of marketable investment securities of $32.9 million and $22.9 million, respectively. There were $90,000 and $13,000 in capital expenditures for the years ended December 31, 2024 and 2023, respectively.

Net Cash Provided by Financing Activities

During the years ended December 31, 2024 and 2023, net cash provided by financing activities was $209,000 and $405,000, respectively, and was the result of proceeds from the sales of our common stock under the Cantor Sales Agreement.

Net cash provided by financing activities during the year ended December 31, 2024 and 2023, was related to the sale of 32,110 shares of our common stock for net proceeds of $209,000 and 81,000 shares of our common stock for net proceeds of $405,000, respectively, under the Cantor Sales Agreement, less associated costs.

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah consisting of office and laboratory space which serves as our corporate headquarters. On December 2, 2024, we modified and extended the lease through February 28, 2026.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. GAAP. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We concluded that licensing revenue recognized in conjunction with the Verity License Agreement, the SPC License Agreement and the Pharmalink Distribution Agreement met the requirements under ASC 606, Revenue from Contracts with Customers. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. License revenue from payments to be received in the future will be recognized when it is probable that we will receive license payments under the terms of the Verity License Agreement, the SPC License Agreement or the Pharmalink Distribution Agreement.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this pronouncement effective January 1, 2017. We recognized license and royalty revenue of $11.2 million during the year ended December 31, 2024 and a net reversal of variable consideration revenue of $2.9 million during the year ended December 31, 2023. Net reversal of variable consideration revenue in 2023 was mainly attributable to the reversal of variable consideration revenue recognized for minimum guaranteed royalties in 2021 under the license agreement with Antares, offset by $110,000 in license revenue payments received from Spriaso under a licensing agreement in the cough and cold field.

We may provide research and development services under collaboration arrangements to advance the development of jointly owned products. We record the expenses incurred and reimbursed on a net basis in research and development expense.

As of December 31, 2024, we do not have any active collaboration agreements.

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

As of December 31, 2024, there was $440,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan.

Warrant Liability

In connection with the November 2019 public offering, we issued warrants to purchase common stock. The warrants would have required us to pay such holders an amount of cash in the event of a fundamental transaction, as defined in the warrant agreement. As the cash payment was at the option of the warrant holder, we accounted for the common stock warrants as a liability, which was adjusted to fair value each reporting period as well as upon exercise of such warrants. The Company estimated the fair value of the warrant liability based on a hypothetical payout associated with a fundamental transaction. The fair value estimate utilized a pricing model and unobservable inputs. Unlike the fair value of other assets and liabilities which are readily observable and therefore more easily independently corroborated, the warrants were not actively traded, and fair value was determined based on significant judgments regarding models, unobservable inputs and valuation methodologies.

The warrants issued under the November 2019 public offering expired in November 2024, and there were no warrants from the November 2019 offering outstanding as of December 31, 2024. As of December 31, 2024 and 2023, the warrant liability was $0 and $17,000, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” this item is not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LIPOCINE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lipocine Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lipocine Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Tanner LLC

We have served as the Company’s auditor since 2018

Salt Lake City, Utah

March 12, 2025

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$6,205,926	$4,771,758
Marketable investment securities	15,427,385	17,263,788
Accrued interest income	120,447	52,254
Prepaid and other current assets	567,915	773,424
Total current assets	22,321,673	22,861,224

Property and equipment, net of accumulated depreciation of $1,223,297 and $1,182,191 respectively	165,075	116,095
Other assets	23,753	23,753
Total assets	$22,510,501	$23,001,072

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$271,696	$1,395,977
Accrued expenses	921,240	1,218,486
Deferred revenue	320,000	-
Warrant liability	-	17,166
Total current liabilities	1,512,936	2,631,629

Total liabilities	1,512,936	2,631,629

Commitments and contingencies (notes 8, 9 and 11)

Stockholders’ equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 5,348,276 and 5,316,166 issued and 5,347,940 and 5,315,830 outstanding, respectively	8,863	8,860
Additional paid-in capital	220,789,138	220,171,250
Treasury stock at cost, 336 shares	(40,712)	(40,712)
Accumulated other comprehensive gain	9,138	7,259
Accumulated deficit	(199,768,862)	(199,777,214)
Total stockholders’ equity	20,997,565	20,369,443

Total liabilities and stockholders’ equity	$22,510,501	$23,001,072

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2024	2023

Revenues:
License and royalty revenue	$11,198,144	$109,987
Minimum guaranteed royalties revenue (reversal of variable consideration)	-	(2,960,805)
Total revenues (reversal of variable consideration), net	11,198,144	(2,850,818)

Operating expenses:
Research and development	7,351,753	10,175,251
General and administrative	5,001,426	4,904,888
Total operating expenses	12,353,179	15,080,139
Operating loss	(1,155,035)	(17,930,957)

Other income:
Interest and investment income	1,146,902	1,366,940
Unrealized gain on warrant liability	17,166	212,690
Total other income	1,164,068	1,579,630
Income (loss) before income tax expense	9,033	(16,351,327)

Income tax expense	(681)	(755)
Net income (loss)	8,352	(16,352,082)
Issuance of Series B preferred stock dividend	-	(89)
Net gain (loss) attributable to common shareholders	$8,352	$(16,352,171)

Basic income (loss) per share attributable to common stock	$-	$(3.10)

Weighted average common shares outstanding, basic	5,338,957	5,269,671

Diluted income (loss) per share attributable to common stock	$-	$(3.14)

Weighted average common shares outstanding, diluted	5,422,604	5,269,671

Comprehensive income (loss):
Net income (loss)	$8,352	$(16,352,082)
Net unrealized gain on available-for-sale securities	1,879	27,580
Comprehensive gain (loss)	$10,231	$(16,324,502)

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2022	-	$-	5,234,830	$8,852	336	$(40,712)	$219,112,164	$(20,321)	$(183,425,043)	$35,634,940

Net loss	-	-	-	-	-	-	-	-	(16,352,082)	(16,352,082)

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	27,580	-	27,580
										-
Stock-based compensation	-	-	-	-	-	-	654,438	-	-	654,438
										-
Issuance of Series B preferred stock dividend	88,511	9	-	-	-	-	80	-	-	80

Redemption of Series B preferred stock	(88,511)	(9)					9		(89)	(80)
										-
Common stock sold through ATM offering	-	-	81,000	8	-	-	404,559	-	-	404,567

Balances at December 31, 2023	-	$-	5,315,830	$8,860	336	$(40,712)	$220,171,250	$7,259	$(199,777,214)	$20,369,443

	Mezzanine Equity		Stockholder’s Equity
	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2023	-	$-	5,315,830	$8,860	336	$(40,712)	$220,171,250	$7,259	$(199,777,214)	$20,369,443

Net income	-	-	-	-	-	-	-	-	8,352	8,352

Unrealized net gain on marketable investment securities	-	-	-	-	-	-	-	1,879	-	1,879

Stock-based compensation	-	-	-	-	-	-	408,551	-	-	408,551

Common stock sold through ATM offering	-	-	32,110	3	-	-	209,337	-	-	209,340

Balances at December 31, 2024	-	$-	5,347,940	$8,863	336	$(40,712)	$220,789,138	$9,138	$(199,768,862)	$20,997,565

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023

Cash flows from operating activities:

Net income (loss)	$8,352	$(16,352,082)

Adjustments to reconcile net income (loss) to cash used in operating activities:

Depreciation expense	41,106	28,661
Stock-based compensation expense	408,551	654,438
Non-cash gain on change in fair value of warrant liability	(17,166)	(212,690)
Amortization of discounts on marketable investment securities	(697,865)	(952,651)
Write off of contract asset due to variable consideration revenue reversal	-	2,960,805

Changes in operating assets and liabilities:
Accrued interest income	(68,193)	28,173
Contract asset	-	709,933
Prepaid and other current assets	205,509	333,085
Accounts payable	(1,124,281)	795,589
Accrued expenses	(297,246)	140,748
Deferred revenue	320,000	-

Cash used in operating activities	(1,221,233)	(11,865,991)

Cash flows from investing activities:
Purchase of property and equipment	(90,086)	(13,167)
Purchases of marketable investment securities	(32,863,853)	(22,902,147)
Maturities of marketable investment securities	35,400,000	36,000,000

Cash provided by investing activities	2,446,061	13,084,686

Cash flows from financing activities:

Net proceeds from sale of common stock through ATM	209,340	404,567

Cash provided by financing activities	209,340	404,567

Net increase in cash and cash equivalents	1,434,168	1,623,262

Cash and cash equivalents at beginning of period	4,771,758	3,148,496

Cash and cash equivalents at end of period	$6,205,926	$4,771,758

Supplemental disclosure of cash flow information:
Income taxes paid	$681	225

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain on available-for-sale securities	$1,879	$27,580
Issuance of Series B preferred stock	$-	$89

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(1) Description of Business

Lipocine Inc. (“Lipocine” or the “Company”), a clinical-stage biopharmaceutical company, is engaged in research and development for the delivery of drugs using its proprietary delivery technology. The Company’s principal operation is to provide oral delivery solutions for existing drugs. Lipocine develops its own drug candidates or it develops drug candidates on behalf of or in collaboration with corporate partners. The Company has funded operating costs primarily through collaborative license, milestone and research arrangements, through federal grants, through the sale of equity securities and through debt. The Company is incorporated under the laws of the State of Delaware.

(2) Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to the timing and amount of revenue recognized from licensing agreements, stock-based compensation, income tax uncertainties, the fair value of the warrant liability, and the useful lives of property and equipment.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Cash and cash equivalents were $6.2 million and 4.8 million as of December 31, 2024 and 2023, respectively.

(c) Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company maintains an allowance for doubtful accounts for estimated losses. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and their customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company had no write-offs in 2024 and 2023 and the Company did not record an allowance for doubtful accounts as of December 31, 2024 and 2023 as there were no accounts receivable outstanding. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

DECEMBER 31, 2024 and 2023

(2) Summary of Significant Accounting Policies – (continued)

Disaggregation of Revenue. In the following tables, revenues reported for the years ended December 31, 2024 and 2023, under Topic 606, are disaggregated by type of revenue.

Type of Revenue	2024	2023
License	$10,900,000	$109,987
Royalties	298,144	-
Minimum guaranteed royalties revenue (reversal of variable consideration)	-	(2,960,805)

	$11,198,144	$(2,850,818)

Under Topic 606, all revenue has been recognized as point in time for the years ended December 31, 2024 and 2023.

See Note 4 for a description of the Verity License Agreement, the SPC License Agreement and the Pharmalink Supply and Distribution Agreement. See Note 12 for a description of the agreement with Spriaso, a related party.

License Fees. For distinct license performance obligations, upfront license fees are recognized when the Company satisfies the underlying performance obligation. Performance obligations under these licenses, which consist of the right to use the Company’s proprietary technology, are satisfied at a point in time corresponding with delivery of the under lying technology rights to the licensee, which is generally upon transfer of the licensed technology/product to the customer. In addition, license arrangements may include contingent milestone payments, which are due following achievement by our licensee of specified sales or regulatory milestones and the licensee and/or Company must fulfill its performance obligation prior to achievement of these milestones. Because of the uncertainty of the milestone achievement, and/or the dependence on sales of our licensee, variable consideration for contingent milestones is fully constrained and is not recognized as revenue until the milestone is achieved by our licensee, to the extent collectability is reasonably certain.

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

Revenue Concentration

A major partner is considered to be one that comprises more than 10% of the Company’s total revenues. In 2024, the Company recognized 91.4%, or $10.2 million of its revenue from the Verity License Agreement, which consisted of $10.0 million in licensing revenue and $232,000 in TLANDO sales-based royalties.

In 2023, the Company recognized a reversal of revenue relating to variable consideration of the Antares License Agreement of $2.9 million. The reversal of revenue in 2023 was due to the write off of the contract asset resulting in a reversal of variable consideration recognized in 2021 for minimum guaranteed royalties which resulted from the termination of the Antares License Agreement.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

DECEMBER 31, 2024 and 2023

(2) Summary of Significant Accounting Policies – (continued)

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees, nonemployees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the common stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost for stock option awards and restricted stock units that have been expensed in the statements of operations amounted to approximately $409,000 and $654,000 for the years ended December 31, 2024 and 2023, allocated as follows:

	Years Ended December 31,
	2024	2023

Research and development	$222,596	$358,352
General and administrative	185,955	296,086

	$408,551	$654,438

The Company issued 84,715 stock options and 26,467 stock options during the years ended December 31, 2024 and 2023, respectively. The Company issued 21,762 restricted stock units and 0 restricted stock units during the years ended December 31, 2024 and 2023, respectively.

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

For options granted in 2024 and 2023, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2024	2023
Expected term	5.81 years	5.73 years
Risk-free interest rate	4.41%	3.73%
Expected dividend yield	—	—
Expected volatility	98.76%	98.97%

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(2) Summary of Significant Accounting Policies – (continued)

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

As of December 31, 2024, there was $440,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan, of which $368,000 relates to unvested stock options and $72,000 relates to unvested restricted stock units. Share-based compensation related to options is expected to be recognized over a weighted average period of 1.2 years. The cost will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of stock options granted during the years ended December 31, 2024 and 2023 was approximately $3.80 and $6.19 per share, respectively.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023:

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(2) Summary of Significant Accounting Policies – (continued)

		Fair value measurements at reporting date using
	December 31, 2024	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$6,155,167	$6,155,167	$-	$-
Government treasury bills	15,427,385	15,427,385	-	-
	$21,582,552	$21,582,552	$-	$-

Liabilities:
Warrant liability	$-	$-	$-	$-
	$21,582,552	$21,582,552	$-	$-

		Fair value measurements at reporting date using
	Deember 31, 2023	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,695,491	$4,695,491	$-	$-
Government treasury bills	14,281,104	14,281,104	-	-
U.S. government agency securities	2,982,684	-	2,982,684	-

	$21,959,279	$18,976,595	$2,982,684	$-

Liabilities:
Warrant liability	$17,166	$-	$-	$17,166
	$21,976,445	$18,976,595	$2,982,684	$17,166

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(2) Summary of Significant Accounting Policies – (continued)

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

Warrant liability: The warrant liability (which relates to warrants to purchase shares of common stock) was marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants were exercised, expired or other facts and circumstances led the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. All outstanding warrants required to be classified as a liability had expired by December 31, 2024, therefore no liability existed at the end of the year. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2023, include (i) volatility of 100%, (ii) risk free interest rate of 4.79%, (iii) strike price of $8.50, (iv) fair value of common stock of $2.79, and (v) expected life of 0.9 years.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2 or Level 3 for the years ended December 31, 2024 and 2023.

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

DECEMBER 31, 2024 and 2023

(2) Summary of Significant Accounting Policies – (continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Basic earnings (loss) per share attributable to common stock:
Numerator
Net earnings (loss)	$8,352	$(16,352,171)

Denominator
Weighted avg. common shares outstanding	5,338,957	5,269,671

Basic earnings (loss) per share attributable to common stock	$-	$(3.10)

Diluted earnings (loss) per share attributable to common stock:
Numerator
Net earnings (loss)	$8,352	$(16,352,171)
Effect of dilutive securities on net earnings (loss):
Common stock warrants	17,166	212,690
Total net loss for purpose of calculating diluted net loss per common share	$(8,814)	$(16,564,861)
Denominator
Weighted avg. common shares outstanding	5,338,957	5,269,671
Weighted average effect of dilutive securities:
Stock options	83,647	-
Total shares for purpose of calculating diluted net earnings (loss) per common share	5,422,604	5,269,671

Diluted earnings (loss) per share attributable to common stock	$-	$(3.14)

The computation of diluted earnings per share for the years ended December 31, 2024 and 2023 does not include the following stock options or warrants to purchase shares in the computation of diluted earnings per share because these instruments were antidilutive:

	December 31,
	2024	2023
Stock options	251,611	262,247
Unvested restricted stock units	21,762	-
Warrants	49,433	49,433

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

(3) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of December 31, 2024 and 2023 were as follows:

December 31, 2024	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Government treasury bills	$15,418,247	$9,138	$-	$15,427,385

	$15,418,247	$9,138	$-	$15,427,385

December 31, 2023	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Government treasury bills	$14,272,530	$8,574	$-	$14,281,104
U.S. government agency securities	2,983,999	-	(1,315)	2,982,684

	$17,256,529	$8,574	$(1,315)	$17,263,788

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(3)	Marketable Investment Securities - (continued)

Maturities of debt securities classified as available-for-sale securities as of December 31, 2024 are as follows:

December 31, 2024	Amortized Cost	Aggregate Fair Value
Due within one year	$15,418,247	$15,427,385
	$15,418,247	$15,427,385

There were no sales of marketable investment securities during the years ended December 31, 2024 and 2023 and therefore no realized gains or losses. Additionally, $35.4 million and $36.0 million of marketable investment securities matured during the years ended December 31, 2024 and 2023, respectively. The Company determined there were no other-than-temporary impairments for the years ended December 31, 2024 and 2023.

(4) Contractual Agreements

(a)	Verity Pharmaceuticals, Inc.

On January 12, 2024, the Company entered into the Verity License Agreement with GSL and Verity Pharma, pursuant to which the Company granted to GSL (an affiliate of Verity Pharma) an exclusive, royalty-bearing, sublicensable right and license to commercialize the Company’s TLANDO product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in NDA No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone (the “Field”), in each case within the United States and Canada (the “Licensed Verity Territory”). The Verity License Agreement also provides GSL with a license to develop and commercialize TLANDO XR (LPCN 1111), the Company’s potential once-daily oral product candidate for testosterone replacement therapy in the Licensed Verity Territory. Under the Verity License Agreement, the Company retains rights to TLANDO and TLANDO XR in applications outside of the Field and to the development and commercialization rights outside of the United States and Canada.

Upon execution of the Verity License Agreement, GSL agreed to pay the Company a license fee of $11.0 million consisting of an initial payment of $2.5 million which was received on signing of the Verity License Agreement, $5.0 million which was received on February 1, 2024, $2.5 million which was received on December 30, 2024, and $1.0 million which is to be paid no later than January 1, 2026. The Company is also eligible to receive development and sales milestone payments of up to $259.0 million in the aggregate, depending primarily on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by GSL under the Verity License Agreement. Under the Verity License Agreement, GSL is generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of licensed products in the Field in the Licensed Verity Territory, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the Licensed Verity Territory.

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

During 2024 the Company recognized $10.0 million in licensing revenue and approximately $232,000 in sales-based royalty revenue under the Verity License Agreement.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(4)	Contractual Agreements – (continued)

(b)	SPC Korea

In September 2024, the Company entered into a Distribution and License Agreement (the “SPC License Agreement”) with SPC Korea Limited (“SPC”), pursuant to which the Company granted to SPC a non-transferable, exclusive, royalty-bearing license to commercialize the Company’s TLANDO product with respect to the Field, specific to the country of South Korea (the “SPC Territory”). SPC paid the Company a one-time non-refundable, non-creditable upfront fee in October 2024. The Company also received an additional payment for a non-refundable, non-creditable prepayment in consideration for TLANDO product inventory, and is eligible to receive additional payments for various marketing authorization and sales milestones, and the Company will supply TLANDO to SPC and receive a supply price. In addition, the Company will receive royalties on net sales in the SPC Territory.

(c)	Pharmalink

In October 2024, the Company entered into a distribution and supply agreement (the “Pharmalink Distribution Agreement”) with Pharmalink, pursuant to which the Company granted to Pharmalink a non-transferable, exclusive, license to commercialize the Company’s TLANDO product with respect to the Field, specific to the Gulf Cooperation Council Countries (“GCC”), including Saudi Arabia, Kuwait, the United Arab Emirates (“UAE”), Qatar, Bahrain, and Oman (the “GCC Territory”). Pharmalink paid the Company a one-time non-refundable, non-creditable upfront fee. The Company is eligible to receive additional payments in regulatory authorization milestones related to the marketing approval in countries in the GCC Territory under the Pharmalink Distribution Agreement and the Company will supply TLANDO to Pharmalink at an agreed transfer price.

(d)	Antares Pharma, Inc.

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

Upon execution of the Antares License Agreement, Antares paid the Company an initial payment of $11.0 million. Antares agreed to make additional payments of $5.0 million to the Company on each of January 1, 2025, and January 1, 2026, provided that certain conditions were satisfied. The Company was also eligible to receive milestone payments of up to $160.0 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by Antares under the Antares License Agreement. In addition, upon commercialization, the Company was to receive tiered royalty payments at rates ranging from percentages in the mid-teens to up to 20% of net sales of TLANDO in the United States, subject to certain minimum royalty obligations. On October 2, 2023, the Company received notice from Antares of Antares’ termination of the License Agreement. In accordance with the terms of the License Agreement, the License Agreement was terminated effective January 31, 2024. On January 12, 2024, the Company entered into the “Verity License Agreement” with Verity Pharmaceuticals Inc.

Upon termination of the Antares License Agreement, all rights and licenses granted by the Company to Antares under the Antares License Agreement terminated and all rights to TLANDO in the Field and Licensed Verity Territory transferred to the Company’s new licensing partner, Verity.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(4)	Contractual Agreements – (continued)

During the year ended December 31, 2024, the Company recognized royalty revenue of $67,000 and during the year ended December 31, 2023 and recorded a reversal of variable consideration revenue under the Antares License Agreement of $2.9 million.

(e)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc.) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. The Company incurred royalty expense of $24,000 and $34,000 in the years ended December 31, 2024 and 2023, respectively.

(f)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of $4.1 million and $6.7 million under these agreements in 2024 and 2023 and has recorded these expenses in research and development expenses.

(5) Property and Equipment

Property and equipment consisted of the following:

	Years Ended December 31,
	2024	2023
Computer equipment and software	$151,533	$66,830
Lab and office equipment	1,185,435	1,180,052
Furniture and fixtures	51,404	51,404
	1,388,372	1,298,286

Less accumulated depreciation	(1,223,297)	(1,182,191)

	$165,075	$116,095

Depreciation expense for the years ended December 31, 2024 and 2023 was approximately $41,000 and $29,000, respectively.

(6) Deferred Revenue

In 2024, the Company recognized deferred revenue resulting from a distributor’s prepayment of $320,000 for TLANDO inventory. Revenue related to the sale of inventory will be recognized once the inventory has shipped in accordance with the Company’s revenue recognition policy.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(7) Income Taxes

(a)	Income Tax Expense

Income tax expense consists of:

	December 31,
	2024	2023

U.S. federal	$-	$-
State and local	681	755
Deferred	-	-
Total	$681	$755

(b)	Tax Rate Reconciliation

Income tax expense was $681 and $755, respectively, for the years ended December 31, 2024 and 2023 differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2024 and 2023, respectively, to pretax income from continuing operations as a result of the following:

	December 31,
	2024	2023

Computed “expected” tax expense (benefit)	$1,897	$(3,433,893)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	295,361	3,619,564
State and local income taxes, net of federal income tax benefit	538	596
Stock expense	189,209	319,214
Research and development tax credits	(480,338)	(434,858)
Orphan drug tax credit	(2,913)	(26,245)
Warrant Liability	(3,605)	(44,665)
Other, net	532	1,042

	$681	$755

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(7)	Income Taxes – (continued)

(c)	Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are presented below:

	December 31,
	2024	2023

Deferred tax assets:
Stock-based compensation	$1,058,082	$1,188,535
Net operating loss carryforwards	34,275,198	35,108,766
Employee benefits	56,813	45,592
Research and development tax credits	6,694,003	6,032,559
Orphan drug tax credits	1,277,891	1,274,204
Sec. 174 Expenses	4,780,931	3,945,862
Other deductible temporary differences	88,657	167,371
Total deferred tax assets	$48,231,575	$47,762,889

Deferred tax liabilities:
Property and equipment	(8,778)	(7,227)
Total deferred tax liabilities	$(8,778)	$(7,227)

Deferred tax asset/deferred tax liability	48,222,797	47,755,662
Valuation allowance	(48,222,797)	(47,755,662)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2024 and 2023 was $48.2 million and $47.8 million. The net change in the valuation allowance was an increase of $0.5 million in 2024 and an increase of $1.9 million in 2023. A valuation allowance has been provided for the full amount of the Company’s net deferred tax assets as the Company believes it is more likely than not that these benefits will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

As of December 31, 2024, we had NOL and research and development credit carryforwards for U.S. federal income tax reporting purposes of approximately $135.2 million and $5.0 million, respectively. Approximately $46.6 million of the NOL will expire between 2025 and 2035 and $36.1 million of the NOL will expire 2036 through 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, NOL’s generated in 2018 and subsequent years have an unlimited carryforward therefore the 2024, 2023, 2022, 2020, 2019 and 2018 NOL of $52.5 million can be carried forward indefinitely. The research and development credits will begin to expire in 2033 through 2044. We have orphan drug credit carry forwards of approximately $1.3 million which will expire if unused through 2044.

We also have state NOL and research and development credit carry forwards of approximately $129.5 million and $1.7 million, respectively. The Company’s state NOL will not expire but can be used until exhausted under Utah Code Section 59-7-110. The state research and development credits expire in 2025 through 2038.

The Company’s federal and state income tax returns for December 31, 2021 through 2024 are open tax years.

A reconciliation of the beginning and ending amount of total unrecognized tax contingencies, excluding interest and penalties, for the years ended December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023

Balance, beginning of year	$-	$-

Balance, end of year	$-	$-

(8) Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On December 2, 2024, the term of the lease was extended through February 28, 2026.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Future minimum lease payments under the non-cancelable operating lease as of December 31, 2024 are:

Operating
Lease
Year ending December 31:
2025	$375,745
2026	62,880

Total minimum lease payments	$438,625

The Company’s rent expense was $366,000 and $355,000 for the years ended December 31, 2024 and 2023, respectively.

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

On April 26, 2024, the Company entered into a sales agreement with A.G.P. (the “A.G.P. Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made. The Company currently has registered $10,616,169 shares of common shares for sale under the Sales Agreement, pursuant to the Registration Statement on Form S-3, as amended (File No. 333-275716) (the “Form S-3”), through A.G.P. as the Company’s sales agent. A.G.P. may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. A.G.P. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares under the A.G.P. Sales Agreement. The Company will pay A.G.P. 3.0% of the aggregate gross proceeds from each sale of shares under the A.G.P. Sales Agreement. In addition, the Company has also provided A.G.P. with customary indemnification rights. The shares of the Company’s common stock to be sold under the A.G.P. Sales Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. The Company is not obligated to make any sales of its common stock under the A.G.P. Sales Agreement. The offering of common stock pursuant to the A.G.P. Sales Agreement will terminate upon the termination of the A.G.P. Sales Agreement as permitted therein. The Company and A.G.P. may each terminate the A.G.P. Sales Agreement at any time upon ten days’ prior notice. As of December 31, 2024, the Company had not sold any shares under the A.G.P. Sales Agreement.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(9)	Stockholders’ Equity – (continued)

Previously, on March 6, 2017, the Company entered into a sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made.

As of December 31, 2024, we had sold an aggregate of 996,821 shares at a weighted-average sales price of $33.62 per share under the At the Market Offering (the “ATM Offering”) Cantor Sales Agreement, for aggregate gross proceeds of $33.5 million and net proceeds of $32.4 million, after deducting sales agent commission and discounts and our other offering costs. During the year ended December 31, 2024, the Company sold 32,110 shares of its common stock pursuant to the Cantor Sales Agreement. On April 24, 2024 the Cantor Sales agreement was terminated.

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(9)	Stockholders’ Equity – (continued)

(b)	Series B Preferred Stock

The Company was not solely in control of the redemption of the shares of Series B Preferred Stock prior to the annual meeting of stockholders since the holders had the option of deciding whether to vote in respect of the above-described Reverse Stock Split, which determined whether a given holder’s shares of Series B Preferred Stock was redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series B Preferred Stock was not solely in the control of the Company, the shares of Series B Preferred Stock were classified within the mezzanine equity in the Company’s unaudited consolidated statement of stockholder’s equity. Upon issuance, the shares of Series B Preferred Stock were measured at redemption value. On May 10, 2023, all shares of Series B Preferred Stock had been redeemed by the Company.

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

The Company will be entitled to redeem the Rights at $0.001 per Right at any time prior to the time an Acquiring Person becomes such. The terms of the Rights are set forth in the Rights Agreement, which is summarized in the Company’s Current Report on Form 8-K dated November 13, 2015. The rights plan was originally set to expire on November 12, 2018; however, on November 5, 2018 our Board of Directors approved an Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 5, 2021. On November 1, 2021, the Company adopted a Second Amended and Restated Rights Agreement pursuant to which the expiration date was extended to November 1, 2024. On October 22, 2024, the Company adopted a Third Amended and Restated Rights Agreement extending the expiration until October 22, 2027, unless the rights are earlier redeemed or exchanged by the Company.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(9)	Stockholders’ Equity – (continued)

(d)	Stock Option Plan

In April 2014, the Board of Directors adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 58,823 shares were authorized for issuance under the 2014 Plan. Additionally, 15,994 remaining authorized shares under the 2011 Equity Incentive Plan (“2011 Plan”) were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 74,817 to 145,405. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 145,405 to 189,522. Upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 189,522 to 336,582. In June 2024, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted from 336,582 to 600,000. The Board of Directors, on an option-by-option basis, approves the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 600,000 shares are authorized for issuance under the 2014 Plan, with 217,305 shares remaining available for grant as of December 31, 2024.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2022	277,225	$38.44
Options granted	26,467	6.19
Options exercised	-	-
Options forfeited	(7,352)	6.91
Options cancelled	(34,093)	52.72
Balance at December 31, 2023	262,247	34.21
Options granted	84,715	4.79
Options exercised	-	-
Options forfeited	(10,209)	142.99
Options cancelled	(1,495)	5.23
Balance at December 31, 2024	335,258	23.59

Options exercisable at December 31, 2024	232,902	31.62

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(9)	Stockholders’ Equity – (continued)

(d)	Stock Option Plan - (continued)

The following tables summarize information about stock options outstanding and exercisable as of December 31, 2024 and December 31, 2023:

As of December 31, 2024
Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

335,258	6.75	$23.59	$29,299	232,902	5.61	$31.62	$3,175

As of December 31, 2023
Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

262,247	6.60	$34.21	$-	194,228	5.84	$42.72	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. No stock options were exercised during the years ended December 31, 2024 and 2023. The aggregate intrinsic value of outstanding stock options as of December 31, 2024 and 2023 was approximately $29,000 and $0, respectively.

(e)	Common Stock Warrants

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity, which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires or may require the issuer to settle the obligation by transferring assets, to be classified as a liability. In accordance with ASC 480, the Company’s outstanding warrants from the November 2019 Offering are classified as a liability. The liability is adjusted to fair value at each reporting period, with the changes in fair value recognized as gain (loss) on change in fair value of warranty liability in the Company’s consolidated statements of operations. The warrants issued in the November 2019 Offering allowed the warrant holder, if certain change in control events had occurred, the option to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a fundamental transaction.

As of December 31, 2024, the 64,362 warrants that had been outstanding from the November 2019 Offering to purchase an equal number of shares of common stock had expired. The fair value of these warrants on November 18, 2019 (closing date of November 2019 Offering) and December 31, 2023 were determined using the Black-Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering):

	December 31, 2023	November 18, 2019
Expected life in years	0.88	5.00
Risk-free interest rate	4.79%	1.63%
Dividend yield	—	—
Volatility	100.00%	224.47%
Stock price	$2.79	$6.89

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(9)	Stockholders’ Equity – (continued)

(e)	Common Stock Warrants

During the years ended December 31, 2024 and 2023, the Company recorded non-cash gains of $17,000 and $213,000, respectively, from the change in fair value of the November 2019 Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2022	$229,856
Change in fair value of common stock warrants	(212,690)
Balance at December 31, 2023	17,166
Change in fair value of common stock warrants	(17,166)
Balance at December 31, 2024	$-

Additionally, in the February 2020 Offering, the Company issued 296,593 common stock warrants. However, because these warrants do not provide the warrant holder the option to put the warrant back to the Company, the warrants are classified as equity. As of December 31, 2024, there were 49,433 warrants outstanding that were issued in the February 2020 Offering which, if not exercised, will expire on February 27, 2025.

The following table summarizes the number of common stock warrants outstanding and the weighted average exercise price:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	113,795	$8.72
Issued	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Forfeited	-	-
Outstanding at December 31, 2023	113,795	$8.72
Issued	-	-
Exercised	-	-
Expired	(64,362)	8.50
Cancelled	-	-
Forfeited	-	-
Balance at December 31, 2024	49,433	$9.01

The following tables summarize information about common stock warrants outstanding as of December 31, 2024 and December 31, 2023:

As of December 31, 2024
Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

49,433	0.16	$9.01	$-

As of December 31, 2023
Warrants outstanding
Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

113,795	1.00	$8.72	$-

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(10) 401(k) Plan

On January 1, 2002, the Company adopted a tax qualified employee savings and retirement plan (the “401(k) Plan”) covering eligible employees. Pursuant to the 401(k) Plan, employees may elect to reduce current compensation by a percentage of eligible compensation, not to exceed legal limits, and contribute the amount of such reduction to the 401(k) Plan. Beginning April 1, 2014, the 401(k) Plan was amended to require matching contributions to the 401(k) Plan by the Company on behalf of the participants of 100 percent Company match on up to four percent of an employee’s compensation computed on a per pay period basis. The Company contributed $109,000 and $102,000, respectively, to the 401(k) Plan during the years ended December 31, 2024 and 2023.

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

(12) Agreement with Spriaso, LLC

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements from Spriaso for the years ended December 31, 2024 or 2023. Additionally, during the years ended December 31, 2024 and 2023, the Company received $0 and $110,000, respectively, in royalty revenue from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(13) Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on leveraging its proprietary technology platform to augment therapeutics through effective oral delivery of products and product candidates. The Company’s measure of segment profit or loss is net income (loss). The CODM is the chief executive officer (“CEO”). The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic target areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The monitoring of budgeted versus actual results are used in assessing performance of the segment. All the Company’s long-lived assets are held in the United States and all the Company’s revenues are primarily related to TLANDO.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net income (loss) for the years ended December 31, 2024 and 2023 is included at the bottom of the table below.

	Year Ended December 31,
	2024	2023
Total revenues	$11,198,144	$(2,850,818)
Program expenses (1)
LPCN 1154	3,628,033	2,631,643
LPCN 1148	78,796	3,200,730
TLANDO	168,814	752,652
Other research and development programs	857,107	622,741
Non-program expenses (2)	3,675,349	3,371,120
Personnel costs	3,536,529	3,846,816
Stock-based compensation	408,551	654,438
Total segment operating income (loss)	(1,155,035)	(17,930,958)
Other income (loss) (3)	1,163,387	1,578,787
Net income (loss)	$8,352	$(16,352,171)

(1)	Includes external research and development expenses.
(2)	Includes general and administrative expenses, information technology, infrastructure, facilities, and intellectual property, and legal and professional fees.
(3)	Includes interest income and gain on warrant liability.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures (“Disclosure Controls”) are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of December 31, 2024.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

Change in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2024, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders, under the captions “Election of Directors,” and “Compliance with Section 16(a) of the Exchange Act” and is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders, under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Independence of the Board” and is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders, under the caption “Principal Accountant Fees and Services” and is incorporated into this item by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Financial Statements. The financial statements listed on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

2. Financial statement schedules.  There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Annual Report.

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock	8-K	001-36357	3.1	11/1/2021

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	001-36357	3.4	6/28/2022

3.6	Certificate of Designation of Series B Preferred Stock	8-K	001-36357	3.2	3/10/2023

3.7	Amendment to the Amended and Restated Bylaws of Lipocine Inc.	8-K	001-36357	3.1	3/10/2023

3.8	Certificate of Amendment to the Amended and Restated Certificated of Incorporation of Lipocine Inc.	8-K	001-36357	3.2	5/11/2023

3.9	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	10/22/2024

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

4.2	Second Amended and Restated Stockholder Rights Agreement dated as of November 1, 2021 by and between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-36357	4.1	11/1/2021

4.3	Form of Pre-Funded Warrant	8-K	001-36357	4.1	11/14/2019

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.4	Form of Common Warrant	8-K	001-36357	4.2	11/14/2019

4.5	Form of Common Warrant	8-K	001-36357	4.1	2/26/2020

4.6	Description of Registered Securities	10-K	001-36357	4.6	3/9/2022

4.7	Third Amended & Restated Rights Agreement, dated October 22, 2024.	8-K	001-36357	4.1	10/22/2024

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2**	Form of Stock Option Agreement and Option Grant Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.2	7/25/2013

10.3**	Form of Restricted Stock Award Agreement and Notice under the 2011 Equity Incentive Plan	8-K	333-178230	10.3	7/25/2013

10.4**	Form of Restricted Stock Unit Agreement and Notice under the 2011 Equity Incentive Plan	10-K	001-36357	10.4	3/31/2014

10.6	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.7**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.8	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

10.9	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.10	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.11	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.12+	Manufacturing Agreement, dated August 27, 2013, by and between Lipocine Inc. and Encap Drug Delivery.	8-K	333-178230	10.12	9/5/2013

10.13**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.15	Commercial Manufacturing Services and Supply Agreement, dated March 3, 2016, by and between Lipocine Inc. and M.W. Encap Ltd.	10-Q	001-36357	10.1	5/9/2016

10.16	Controlled Equity OfferingSM Sales Agreement, dated March 6, 2017, by and between Lipocine Inc. and Cantor Fitzgerald & Co.	10-K	001-36357	10.22	3/6/2017

10.17**	Vice President Employment Agreement, dated November 5, 2018, by and between Lipocine Inc. and Nachiappan Chidambaram.	10-Q	001-36357	10.1	11/7/18

10.18	Loan and Security Agreement dated January 5, 2018	8-K	001-36357	10.1	1/9/2018

10.20	Securities Purchase Agreement, dated as of November 14, 2019, by and between Lipocine, Inc. and the purchasers identified on the signature pages thereto	8-K	001-36357	10.2	11/14/2019

10.21	Securities Purchase Agreement, dated as of February 25, 2020, by and between Lipocine, Inc. and the purchasers identified on the signature pages thereto	8-K	001-36357	10.2	2/26/2020

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.22	Fourth Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	S-8	333-240197	99.1	07/30/2020

10.23	First Amendment to Loan and Security Agreement, dated February 16, 2021, made by and among Lipocine Inc., Lipocine Operating Inc. and Silicon Valley Bank	8-K	001-36357	10.1	2/18/2021

10.24***	License Agreement dated October 14, 2021, by and between Lipocine, Inc. and Antares Pharma, Inc.	10-Q	001-36357	10.1	11/10/2021

10.25***	Amendment No. 1 to Commercial Manufacturing Services and Supply Agreement between Lipocine, Inc. and MW Encap Ltd. Dated October 13, 2021	10-Q	001-36357	10.2	11/10/2021

10.26**	Principal Accounting Officer Employment Agreement, dated March 7, 2022, by and between Lipocine Inc. and Krista Fogarty.	8-K/A	001-36357	10.1	3/7/2022

10.27	First Amendment to License Agreement, dated October 14, 2021, made by and among Lipocine Inc., and Antares Pharma, Inc.	10-Q	001-36357	10.1	5/9/2022

10.28*, ***	License Agreement dated January 12, 2024 by and among Lipocine, Inc., Gordon Silver Limited, and Verity Pharmaceuticals	10-K	001-36357	10.28	3/7/2024

10.29	Lipocine Inc. Fifth Amended and Restated 2014 Stock and Incentive Plan	8-K	001-36357	10.1	6/3/2024

19*	Lipocine Inc. Insider Trading Policy

21.1*	Subsidiaries

23.1*	Consent of Tanner LLC

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1****	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2****	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

97	Lipocine Inc. Clawback Policy	10-K	001-36357	97	03/07/24

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contract or compensation plan or arrangement.

+ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

***	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
****	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: March 13, 2025	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: March 13, 2025	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mahesh V. Patel	President and Chief Executive Officer (Principal Executive	March 13, 2025
Mahesh V. Patel	Officer and Principal Financial Officer)

/s/ Krista Fogarty	Corporate Controller (Principal Accounting Officer)	March 13, 2025
Krista Fogarty

/s/ Jeffrey Fink	Director	March 13, 2025
Jeffrey Fink

/s/ Jill M. Jene	Director	March 13, 2025
Jill M. Jene

/s/ John Higuchi	Director	March 13, 2025
John Higuchi

/s/ R. Dana Ono	Director	March 13, 2025
R. Dana Ono

/s/ Spyros Papapetropoulos	Independent Lead Director and Chairman of the Board	March 13, 2025
Spyros Papapetropoulos

