Form 10-Q
period 2025-03-31
Lipocine Inc.
filed 2025-05-08
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________.

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

Outstanding Shares

As of May 7, 2025 the registrant had 5,350,356 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,354,596	$6,205,926
Marketable investment securities	16,364,050	15,427,385
Accrued interest income	179,027	120,447
Prepaid and other current assets	428,795	567,915

Total current assets	20,326,468	22,321,673

Property and equipment, net of accumulated depreciation of $1,238,867 and $1,223,297 respectively	149,505	165,075
Other assets	23,753	23,753

Total assets	$20,499,726	$22,510,501

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$360,239	$271,696
Accrued expenses	619,410	921,240
Deferred revenue	320,000	320,000

Total current liabilities	1,299,649	1,512,936

Total liabilities	1,299,649	1,512,936

Commitments and contingencies (notes 8 and 11)

Stockholders’ equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 5,350,692 and 5,348,276 issued and 5,350,356 and 5,347,940 outstanding, respectively	8,863	8,863
Additional paid-in capital	220,860,140	220,789,138
Treasury stock at cost, 336 shares	(40,712)	(40,712)
Accumulated other comprehensive income	5,521	9,138
Accumulated deficit	(201,633,735)	(199,768,862)

Total stockholders’ equity	19,200,077	20,997,565

Total liabilities and stockholders’ equity	$20,499,726	$22,510,501

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues:
License revenue	$-	$7,500,000
Royalty revenue	93,864	117,174
Total revenues	93,864	7,617,174

Operating expenses:
Research and development	1,061,571	2,818,926
General and administrative	1,122,477	1,575,719
Total operating expenses	2,184,048	4,394,645

Operating income (loss)	(2,090,184)	3,222,529

Other income:
Interest and investment income	225,511	331,364
Unrealized loss on warrant liability	-	(40,072)
Total other income	225,511	291,292

Income (loss) before income tax expense	(1,864,673)	3,513,821

Income tax expense	(200)	(200)

Net income (loss) attributable to common shareholders	$(1,864,873)	$3,513,621

Basic earnings (loss) per share attributable to common stock	$(0.35)	$0.66

Weighted average common shares outstanding, basic	5,348,557	5,315,830

Diluted earnings (loss) per share attributable to common stock	$(0.35)	$0.66

Weighted average common shares outstanding, diluted	5,348,557	5,357,530

Comprehensive income (loss):
Net income (loss)	$(1,864,873)	$3,513,621
Net unrealized loss on marketable investment securities	(3,617)	(17,863)

Comprehensive income (loss)	$(1,868,490)	$3,495,758

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Stockholder’s Equity
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2023	5,315,830	$8,860	336	$(40,712)	$220,171,250	$7,259	$(199,777,214)	$20,369,443

Net income	-	-	-	-	-	-	3,513,621	3,513,621

Unrealized net loss on marketable investment securities	-	-	-	-	-	(17,863)	-	(17,863)
								-
Stock-based compensation	-	-	-	-	99,306	-	-	99,306
								-
Costs associated with ATM offering	-		-	-	(8,100)	-	-	(8,100)

Balances at March 31, 2024	5,315,830	$8,860	336	$(40,712)	$220,262,456	$(10,604)	$(196,263,593)	$23,956,407

	Stockholder’s Equity
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2024	5,347,940	$8,863	336	$(40,712)	$220,789,138	$9,138	$(199,768,862)	$20,997,565

Net loss	-	-	-	-	-	-	(1,864,873)	(1,864,873)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(3,617)	-	(3,617)

Stock-based compensation	-	-	-	-	71,002	-	-	71,002

Vesting of restricted stock units	2,416	-	-	-	-	-	-	-

Balances at March 31, 2025	5,350,356	$8,863	336	$(40,712)	$220,860,140	$5,521	$(201,633,735)	$19,200,077

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:

Net income (loss)	$(1,864,873)	$3,513,621

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Depreciation expense	15,570	8,512
Stock-based compensation expense	71,002	99,306
Non-cash loss on change in fair value of warrant liability	-	40,072
Amortization of discounts on marketable investment securities	(58,209)	(214,896)

Changes in operating assets and liabilities:
Accrued interest income	(58,580)	(47,880)
Prepaid and other current assets	139,120	190,337
Accounts payable	88,543	(724,532)
Accrued expenses	(301,830)	(457,021)

Cash provided by (used in) operating activities	(1,969,257)	2,407,519

Cash flows from investing activities:
Purchases of marketable investment securities	(5,082,073)	(10,789,840)
Maturities of marketable investment securities	4,200,000	6,700,000

Cash used in investing activities	(882,073)	(4,089,840)

Cash flows from financing activities:

Costs associated with ATM Offering	-	(8,100)

Cash used in financing activities	-	(8,100)

Net decrease in cash and cash equivalents	(2,851,330)	(1,690,421)

Cash and cash equivalents at beginning of period	6,205,926	4,771,758

Cash and cash equivalents at end of period	$3,354,596	$3,081,337

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized loss on available-for-sale securities	$(3,617)	$(17,863)

See accompanying notes to consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least March 8, 2026. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least March 8, 2026, the Company will need to raise additional capital through the equity or debt markets or via out-licensing activities to support its operations. If the Company is unsuccessful in raising additional capital, its long-term ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and/or LPCN 1107. Conversely, the Company’s capital resources could last longer if the Company reduces expenses, reduces the number of activities currently contemplated under its operating plan, or terminates, modifies the design of or suspends on-going clinical studies.

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

Upon execution of the Verity License Agreement, GSL agreed to pay the Company a license fee of $11.0 million consisting of an initial payment of $2.5 million which was received on signing of the Verity License Agreement, $5.0 million which was received on February 1, 2024, $2.5 million which was received on December 30, 2024, and $1.0 million to be paid no later than January 1, 2026. The Company is also eligible to receive development and sales milestone payments of up to $259 million in the aggregate, depending primarily on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by GSL under the Verity License Agreement. In addition, the Company is eligible to receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of licensed products in the Licensed Verity Territory.

In addition to the Verity License Agreement, the Company entered into a license agreement in the territories of South Korea, the Gulf Corporation Council, or GCC, and Brazil. The Company retains development and commercialization rights for TLANDO outside of the United States, Canada, South Korea, the Gulf Corporation Council, or GCC, and Brazil and retains the development and commercialization rights for TLANDO XR (LPCN 1111) outside the United States and Canada, and with respect to applications outside of the Field inside or outside the Licensed Verity Territory.

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

See Note 7 for a description of the Verity License Agreement, the SPC License Agreement, and the Pharmalink Distribution Agreement. See Note 11 for a description of the agreement with Spriaso, a related party.

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

Royalties

Royalty revenue consists of sales-based and minimum royalties earned under license agreements for our products. Sales-based royalty revenue represents variable consideration under license agreements and is recognized in the period a customer sells products incorporating the Company’s licensed technologies/products. The Company estimates sales-based royalty revenue earned but unpaid at each reporting period using information provided by the licensee. The Company’s license arrangements may also provide for minimum royalties, which the Company recognizes upon the satisfaction of the underlying performance obligation, which generally occurs with delivery of the underlying technology rights to the licensee. Sales-based and minimum royalties are generally due within 45 days after the end of each quarter in which they are earned.

Revenue Concentration

A major partner is considered to be one that comprises more than 10% of the Company’s total revenues. For the three months ended March 31, 2025, the Company recognized royalty revenue of approximately $94,000 relating to the Verity License Agreement. For the three months ended March 31, 2024, the Company recognized licensing revenue of $7.5 million relating to the Verity License Agreement, approximately $51,000 of royalty revenue from the Verity License Agreement and $67,000 from the license agreement with Antares Pharma. The revenue recognized for the three months ended March 31, 2024 was 99% from one major customer, Verity Pharma.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Basic earnings (loss) per share attributable to common stock:
Numerator
Net income (loss)	$(1,864,873)	$3,513,621

Denominator
Weighted avg. common shares outstanding	5,348,557	5,315,830

Basic earnings (loss) per share attributable to common stock	$(0.35)	$0.66

Diluted earnings (loss) per share attributable to common stock:
Numerator
Net income (loss)	$(1,864,873)	$3,513,621
Effect of dilutive securities on net earnings (loss):
Common stock warrants	-	(40,072)
Total net income (loss) for purpose of calculating diluted net income (loss) per common share	$(1,864,873)	$3,553,693
Denominator
Weighted avg. common shares outstanding	5,348,557	5,315,830
Weighted average effect of dilutive securities:
Stock options	-	34,446
Warrants	-	7,254
Total shares for purpose of calculating diluted net earnings (loss) per common share	5,348,557	5,357,530

Diluted earnings (loss) per share attributable to common stock	$(0.35)	$0.66

The computation of diluted loss per share for the three months ended March 31, 2025 and 2024 does not include the following stock options and warrants to purchase shares of common stock or unvested restricted stock units in the computation of diluted earnings (loss) per share because these instruments were antidilutive:

	March 31,
	2025	2024
Stock options	349,616	252,251
Unvested restricted stock units	19,346	14,508
Warrants	-	49,433

(4)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of March 31, 2025, and December 31, 2024, were as follows:

March 31, 2025	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Government treasury bills	$16,358,529	$5,730	$(209)	$16,364,050

	$16,358,529	$5,730	$(209)	$16,364,050

December 31, 2024	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Government treasury bills	$15,418,247	$9,138	$-	$15,427,385

	$15,418,247	$9,138	$-	$15,427,385

Maturities of debt securities classified as available-for-sale securities as of March 31, 2025 are as follows:

March 31, 2025	Amortized Cost	Aggregate Fair Value
Due within one year	$16,358,529	$16,364,050
	$16,358,529	$16,364,050

There were no sales of marketable investment securities during either the three months ended March 31, 2025 or 2024 and therefore no realized gains or losses. Additionally, during the three months ended March 31, 2025 and 2024, $4.2 million and $6.7 million of marketable investment securities matured, respectively. The Company determined there were no other-than-temporary impairments for either the three months ended March 31, 2025 or 2024.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

		Fair value measurements at reporting date using
	March 31, 2025	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$3,345,552	$3,345,552	$-	$-
Government treasury bills	16,364,050	16,364,050	-	-
	$19,709,602	$19,709,602	$-	$-

		Fair value measurements at reporting date using
	December 31, 2024	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$6,155,167	$6,155,167	$-	$-
Government treasury bills	15,427,385	15,427,385	-	-
	$21,582,552	$21,582,552	$-	$-

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or changes in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2025.

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At March 31, 2025 and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Upon execution of the Verity License Agreement, GSL agreed to pay the Company a license fee of $11.0 million consisting of an initial payment of $2.5 million which was received on signing of the Verity License Agreement, $5.0 million which was received on February 1, 2024, $2.5 which was received on December 30, 2024, and $1.0 million to be paid no later than January 1, 2026. The Company is also eligible to receive development and sales milestone payments of up to $259.0 million in the aggregate, depending primarily on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by GSL under the Verity License Agreement. Under the Verity License Agreement, GSL is generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of licensed products in the Field in the Licensed Verity Territory, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the Licensed Verity Territory.

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

Under the Verity License Agreement with Verity Pharma, during the three months ended March 31, 2024 the Company recognized $7.5 million in license revenue and during the three months ended March 31, 2025 and March 31, 2024, the Company recognized royalty revenue of approximately $94,000 and $51,000, respectively.

(b)	SPC Korea

In September 2024, the Company entered into a Distribution and License Agreement (the “SPC License Agreement”) with SPC Korea Limited (“SPC”), pursuant to which the Company granted to SPC a non-transferable, exclusive, royalty-bearing license to commercialize the Company’s TLANDO product with respect to the Field, specific to the country of South Korea (the “SPC Territory”). SPC paid the Company a one-time non-refundable, non-creditable upfront fee in October 2024. The Company also received an additional payment for a non-refundable prepayment in consideration for TLANDO product inventory, and is eligible to receive additional payments for various marketing authorization and sales milestones, and the Company will supply TLANDO to SPC and receive a supply price. In addition, the Company will receive royalties on net sales in the SPC Territory.

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

(d)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc. (“Abbott”) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. The Company incurred royalty expense of approximately $8,000 and $9,000 during the three months ended March 31, 2025 and 2024, respectively.

(e)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct pre-clinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of $109,000 and $1.9 million for the three months ended March 31, 2025 and 2024, respectively, under these agreements and has recorded these expenses in research and development expenses.

(8)	Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2026.

Future minimum lease payments under the non-cancelable operating lease as of March 31, 2025 are:

Operating
Lease

2025	$282,959
2026	62,880

Total minimum lease payments	$345,839

The Company’s rent expense was $93,000 and $90,000 for the three months ended March 31, 2025 and 2024, respectively.

(9)	Stockholders’ Equity

The Company is authorized to issue up to 200,000,000 shares of its common stock, par value $0.0001.

(a)	Issuance of Common Stock

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

As of March 31, 2025, the Company had not sold any shares under the A.G.P. Sales Agreement.

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

As of March 31, 2025, the Company had sold an aggregate of 996,821 shares at a weighted-average sales price of $33.62 per share under the At the Market Offering Cantor Sales Agreement, for aggregate gross proceeds of $33.5 million and net proceeds of $32.4 million, after deducting sales agent commission and discounts and other offering costs. During the three months ended March 31, 2024, the Company sold 0 shares of its common stock and during the year ended December 31, 2024 the Company sold 32,110 shares of its common stock pursuant to the Cantor Sales Agreement. On April 24, 2024 the Cantor Sales Agreement was terminated.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $71,000 and $99,000, respectively, for the three months ended March 31, 2025 and 2024, and is allocated as follows:

	Three Months Ended March 31,
	2025	2024

Research and development	$35,029	$55,080
General and administrative	35,973	44,226

	$71,002	$99,306

The Company issued 16,371 and 25,626 stock options during each of the three months ended March 31, 2025 and 2024.

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

For options granted during the three months ended March 31, 2025 and 2024, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2025	2024
Expected term	5.85 years	5.85 years
Risk-free interest rate	4.42%	4.32%
Expected dividend yield	—	—
Expected volatility	99.49%	97.41%

The Company recognizes compensation expense for the portion of options that are expected to vest. Therefore, the Company applied estimated forfeiture rates that were derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

As of March 31, 2025, there was approximately $363,000 of total unrecognized compensation cost related to unvested stock option compensation granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.2 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of March 31, 2025, there was $70,000 of total unrecognized compensation costs related to unvested restricted stock units that have either time-based or performance vesting.

(d)	Stock Option Plan

In April 2014, the Board adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 58,823 shares were authorized for issuance under the 2014 Plan. Additionally, 15,994 remaining authorized shares under the 2011 Equity Incentive Plan were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 74,817 to 145,405. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 145,405 to 189,522. Upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 189,522 to 336,582. In June 2024, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted from 336,582 to 600,000. The Board, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 600,000 shares of common stock are authorized for issuance under the 2014 Plan, with 202,947 shares remaining available for grant as of March 31, 2025.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2023	262,247	$34.21
Options granted	84,715	4.79
Options exercised	-	-
Options forfeited	(10,209)	142.99
Options cancelled	(1,495)	5.23
Balance at December 31, 2024	335,258	23.59
Options granted	16,371	4.86
Options exercised	-	-
Options forfeited	(2,013)	17.03
Options cancelled	-	-
Balance at March 31, 2025	349,616	22.75

Options exercisable at March 31, 2025	244,926	30.26

The following table summarizes information about stock options outstanding and exercisable:

As of March 31, 2025
Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

349,616	6.70	$22.75	$-	244,926	5.58	$30.26	$-

As of March 31, 2024
Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

286,697	6.69	$31.07	$37,261	207,486	5.82	$39.96	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of Unvested Restricted Stock Units

Balance at December 31, 2024	21,762
Granted	-
Vested	(2,416)
Cancelled	-
Balance at March 31, 2025	19,346

Number of Unvested Restricted Stock Units

Balance at December 31, 2023	-
Granted	21,762
Vested	-
Cancelled	-
Balance at March 31, 2024	21,762

The weighted average grant date fair value of restricted stock units awarded during the three months ended March 31, 2024 was $3.61 per share.

(f)	Common Stock Warrants

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity, which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires or may require the issuer to settle the obligation by transferring assets, to be classified as a liability. In accordance with ASC 480, the Company’s outstanding warrants from the November 2019 Offering were classified as a liability. The liability was adjusted to fair value at each reporting period, with the changes in fair value recognized as gain (loss) on change in fair value of warrant liability in the Company’s consolidated statements of operations. The warrants issued in the November 2019 Offering allow the warrant holder, if certain change in control events occur, the option to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a fundamental transaction.

As of December 31, 2024, the 64,362 warrants that had been outstanding from the November 2019 Offering to purchase an equal number of shares of common stock had expired, thus during the three months ended March 31, 2025, the Company did not record a non-cash gain or loss from the change in fair value of the November 2019 Offering warrants. During the three months ended March 31, 2024, the Company recorded a non-cash loss of approximately $40,000 from the change in fair value of the November 2019 Offering warrants. The fair value of the warrants on March 31, 2024 was determined using the Black Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering) include (i) volatility of 100%, (ii) risk free interest rate of 5.38%, (iii) strike price of $8.50, (iv) fair value of common stock of $5.20, and (v) expected life of 0.6 years.

Additionally, in an offering in February 2020, the Company issued 296,593 common stock warrants. However, because these warrants did not provide the warrant holder the option to put the warrant back to the Company, the warrants were classified as equity. As of March 31, 2025, the warrants that had been outstanding from the offering done in February 2020 to purchase an equal number of shares of common stock have expired.

There were no common stock warrants exercised during either the three months ended March 31, 2025 or 2024. As of March 31, 2024, there were 113,795 warrants outstanding, with a weighted average exercise price of $8.72 per share and a remaining life of 0.75 years, with an aggregate intrinsic value of $0.

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

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. During the three months ended March 31, 2025, and March 31, 2024, the Company did not receive any revenue from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, using up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(12)	Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on leveraging its proprietary technology platform to augment therapeutics through effective oral delivery of products and product candidates. The Company’s measure of segment profit or loss is net income (loss). The CODM is the chief executive officer (“CEO”). The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic target areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The review of budgeted versus actual results is used in assessing performance of the segment. All the Company’s long-lived assets are held in the United States and all the Company’s revenues are primarily related to TLANDO.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net income (loss) for the three months ended March 31, 2025 and 2024 is included at the bottom of the table below.

	Three Months Ended March 31,
	2025	2024
Total revenues	$93,864	$7,617,174
Program expenses (1)
LPCN 1154	6,692	1,652,486
Other research and development programs	290,546	402,410
Non-program expenses (2)	731,043	1,203,846
Personnel costs	1,084,765	1,036,597
Stock-based compensation	71,002	99,306
Total segment operating income (loss)	(2,090,184)	3,222,529
Other income (loss) (3)	225,311	291,092
Net income (loss)	$(1,864,873)	$3,513,621

(1)	Includes external research and development expenses.

(2)	Includes general and administrative expenses, information technology, infrastructure, facilities, and intellectual property, and legal and professional fees.

(3)	Includes interest income and loss on warrant liability.

(13)	Recent Accounting Pronouncements

Accounting Pronouncements Issued Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This guidance requires the disaggregation of certain expense captions into specified categories in disclosures within the notes of the financial statements to provide enhanced transparency into the expense captions presented on the statement of earnings. It is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Adoption may be applied either prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in financial statements.

The Company is evaluating the impact of this guidance on the Company’s related disclosures.

(14)	Subsequent Events

In April 2025, the Company entered into a License and Supply Agreement (the “Aché License agreement”) with Aché Laboratórios Farmacêuticos S.A. (“Aché”) pursuant to which the Company granted to Aché an exclusive license to commercialize the Company’s TLANDO® product with respect to the Field, specific to Brazil (the “Aché territory”). Under the agreement, the Company is entitled to receive fees upon the achievement of certain regulatory milestones, royalties on net sales and will supply TLANDO to Aché at an agreed transfer price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025 (the “2024 Form 10-K”), as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may,” “will,” “expect,” “continue,” “estimate,” “project,” and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A (Risk Factors) of our 2024 Form 10-K. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

We entered into our first license agreement for the development and commercialization of our product, TLANDO®, an oral testosterone replacement therapy comprised of testosterone undecanoate in October 2021. On March 28, 2022, the FDA approved TLANDO as a testosterone replacement therapy (“TRT”) in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism and on June 7, 2022, our former commercial partner Antares (a wholly owned subsidiary of Halozyme) announced the commercial launch of TLANDO.

On January 12, 2024, we entered into the Verity License Agreement with Verity, pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize the TLANDO product for TRT in the Licensed Verity Territory. Any FDA post-marketing studies required will also be the responsibility of our licensee, Verity.

In September 2024, we entered into the SPC License Agreement (the “SPC License Agreement”) for the development and commercialization of TLANDO with SPC Korea Limited (“SPC”), pursuant to which the Company granted to SPC a non-transferable, exclusive, royalty-bearing license to commercialize our TLANDO product for TRT in the SPC Territory. In October 2024, we entered into the Pharmalink Distribution Agreement with Pharmalink, granting a non-transferable, exclusive, license to commercialize our TLANDO product specific to the Gulf Cooperation Council (“GCC”), including Saudi Arabia, Kuwait, UAE, Qatar, Bahrain, and Oman (the “Pharmalink Territory”). In April 2025, we entered into a License and Supply Agreement (the “Aché License agreement”) with Aché Laboratórios Farmacêuticos S.A. (“Aché”) pursuant to which we granted to Aché an exclusive license to commercialize our TLANDO product with respect to the Field, specific to Brazil. (the “Aché Territory”). Our ex-U.S. commercialization partners are planning to file marketing approval applications in Canada, one or more of the GCC countries, South Korea and Brazil in 2025 and/or 2026.

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”); LPCN 2401 for improved body composition in obesity management; LPCN 2101 for epilepsy; and LPCN 2203 for essential tremor. In addition to our clinical development product candidates, we have assets for which we expect to seek partnerships to enable further development including TLANDO for territories outside of the United States, Canada, South Korea, the GCC and Brazil, LPCN 1148 comprising a novel prodrug of testosterone and testosterone laurate (“TL”), for the management of decompensated cirrhosis, LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of non-cirrhotic metabolic dysfunction-associated steatohepatitis (“MASH”) which has completed Phase 2 testing; and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

The following chart summarizes the status of our product candidate development and partnering programs:

Corporate Strategy

The key components of our corporate strategy are to:

Continue to leverage our drug delivery technology platform. Our goal is to become a leading biopharmaceutical company focused on leveraging our Lip’ral drug delivery technology platform to develop and register differentiated products to treat conditions with large unmet medical need through effective oral drug delivery. Our pipeline candidates are based on our Lip’ral drug delivery technology platform, validated through TLANDO, an approved commercial product. Lip’ral technology entails lipidic compositions which form an optimal dispersed phase in the gastrointestinal environment for improved absorption of highly water insoluble drugs. The drug loaded dispersed phase presents the drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving or enabling portal and / or lymphatic absorption post oral administration.

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

Support our partners, Verity Pharma, SPC, Pharmalink and Aché, in commercialization and/or development of our licensed oral TRT option. We believe the TRT market needs a differentiated, convenient oral option. We have exclusively licensed rights to TLANDO to Verity Pharma for commercialization of TLANDO in the U.S. and Canada (the “Licensed Verity Territory”), to SPC for commercialization in the SPC Territory, to Pharmalink the Pharmalink Territory and to Aché in the Aché Territory. We plan to support Verity Pharma’s, SPC’s, Pharmalink’s, and Aché’s efforts to effectively enable the availability of TLANDO to patients in a timely manner, in addition to receiving milestone and royalty payments associated with TLANDO commercialization as agreed to in the Verity License Agreement, the SPC License Agreement, the Pharmalink License Agreement and the Aché License Agreement.

Develop partnership(s) to continue the advancement of pipeline assets. We continuously strive to prioritize our resources in seeking partnerships for our pipeline assets. We are currently exploring partnerships for our liver programs including LPCN 1144, our candidate for treatment of non-cirrhotic MASH and LPCN 1148 for the management of decompensated cirrhosis including prevention of the recurrence of overt hepatic encephalopathy (“OHE”), and we are also exploring partnerships for LPCN 2401 for improved body functionality in the management of elderly obese patients as an adjunct therapy to or as a monotherapy post cessation of incretin mimetics use and LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside of the Licensed Verity Territory, the SPC Territory, the Pharmalink Territory and the Aché Territory, although as of the date of this report, no licensing agreement has been entered into by the Company in any other territories.

Our Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for PPD, LPCN 2401 as an aid for improved body functionality in the management of elderly obese patients, LPCN 2101 for epilepsy, and LPCN 2203 for essential tremor. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of all of our products including but not limited to LPCN 1144, LPCN 1148, LPCN 2401, and LPCN 1107 as well as for the TRT assets outside of the Licensed Verity Territory, the SPC Territory, and the Pharmalink Territory.

TRT Franchise – TLANDO and LPCN 1111 (TLANDO XR)

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Verity License Agreement, in January 2024, we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize TLANDO, our product for TRT, in the U.S. and Canada effective February 1, 2024. TLANDO received FDA approval on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of Verity Pharma. In addition, in September 2024, we granted SPC an exclusive, royalty-bearing license to commercialize TLANDO in South Korea and in October 2024 we granted Pharmalink an exclusive license to commercialize TLANDO in the GCC countries. In April 2025, we granted Aché an exclusive license to commercialize and supply TLANDO in Brazil.

Proof-of-concept for TLANDO was initially established in 2006, and TLANDO was subsequently licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the three months ended March 31, 2025 and 2024, we incurred royalty expense of approximately $8,000 and $9,000, respectively.

Since TLANDO received full FDA approval, under the terms of the Verity License Agreement, Verity Pharma will need to assess the safety and effectiveness of TLANDO in pediatric patients, as required by the Pediatric Research Equity Act. The FDA may also require certain post-marketing studies to be conducted which will also be the responsibility of Verity Pharma. Similarly, SPC, Pharmalink, and Aché are responsible for obtaining any regulatory/marketing approvals for TLANDO required for the SPC Territory, the Pharmalink Territory, and the Aché Territory, respectively.

Upon execution of the Verity License Agreement, Verity Pharma paid us an initial payment of $2.5 million which was received on signing of the License Agreement and $5 million which was received on February 1, 2024. Verity Pharma also paid an additional payment of $2.5 million to us on December 30, 2024, and is required to make an additional payment of $1 million to us before January 1, 2026. We are also eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year and/or development milestones with respect to products licensed by Verity Pharma under the Verity License Agreement. In addition, we will receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of all products licensed under the Verity License Agreement in the Licensed Verity Territory.

SPC paid us a non-refundable, non-creditable upfront fee in October 2024. We also received additional payments including a non-refundable payment in consideration for TLANDO product inventory, and we are eligible to receive additional payments for marketing authorization and sales milestones, and we will supply TLANDO to SPC and receive a supply price. In addition, we will receive royalties on net sales in South Korea under the SPC License Agreement.

Upon execution of the Pharmalink License Agreement, Pharmalink paid us a non-refundable, non-creditable upfront fee in October 2024. Under the Pharmalink License Agreement, we could receive additional payments in regulatory authorization milestones and we will supply TLANDO to Pharmalink at an agreed transfer price.

Upon execution of the Aché License Agreement, Aché paid us a non-refundable, non-creditable upfront fee in May 2025. Under the Aché License Agreement, we may receive additional payments in regulatory authorization milestones, royalties on net sales and will supply TLANDO to Aché at an agreed transfer price.

We are exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside the United States, Canada, South Korea, the GCC countries and Brazil, although no licensing agreement has been entered into by the Company in any other territories. If and when an agreement is made with a partner, the success of any such arrangement would likely be partially contingent upon obtaining local regulatory approval. No assurance can be given that any license agreement will be completed or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a non-invasive, rapid onset, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. We have completed clinical oral PK studies including a pilot food effect study and a pilot PK bridge study. In addition, as a prelude to a LPCN 1154 definitive PK bridge study, a multi-dose study was done confirming the dosing regimen for the PK bridge study using the scaled up “to be marketed” formulation required for New Drug Application (“NDA”) filing. In June 2024, we announced results from the definitive PK study which demonstrated LPCN 1154 meets bioequivalence with comparator, IV brexanolone, meeting standard bioequivalence criteria and Ctrough criteria. LPCN 1154 treatment was well-tolerated with no sedation nor somnolence events observed in the definitive study.

After completing PK studies and labeling studies such as a food effect study and PK profiling in women with PPD, we met with the FDA in the first quarter of 2025. In the meeting, we were advised that the FDA believes, in addition to the previously completed PK bridge data, an efficacy and safety study of oral LPCN 1154 in the target population will be required for 505(b)(2) NDA submission. Based on observed comparable exposure of LPCN 1154 and the reference drug in the PK bridge study, we have initiated a phase 3 safety and efficacy study and anticipate dosing of LPCN 1154 in the first patient in the second quarter of 2025.

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

Injectable brexanolone (Zulresso™, Sage Therapeutics) became the first FDA-approved treatment for postpartum depression. However, numerous factors limited the utilization of injectable brexanolone such as method of administration, cost, and safety concerns and at the end of 2024, Sage withdrew Zulresso™ from the market. In addition to Zulresso, SAGE Therapeutics received FDA approval for zuranolone (brand name ZURZUVAE™) in August 2023 and Zurzuvae was launched commercially in December 2023. Zuranolone, a synthetic neuroactive steroid derivative, is an oral, once daily 14-day treatment for postpartum depression and is the first oral medication approved by the FDA for the treatment of postpartum depression. Per label, besides a long terminal half-life of approximately 19.7 to 24.6 hours and dosage modifications needed for concomitant use with CYP3A4 modulators, warnings and precautions include CNS depressant effects, impaired ability to drive or engage in other potentially hazardous activities and embryo-fetal toxicity.

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

It is estimated that approximately 900,000 childbearing (“CB”) aged women suffer from active epilepsy in the U.S. Women of CB age with epilepsy face many additional challenges due to hormonal influences on seizure activity and endocrine function throughout the different phases of their reproductive cycles. Elevated estrogen or decreased progesterone levels can exacerbate seizure frequency. Often, these women experience hormonal and endogenous NAS imbalances, coupled with fluctuations in the blood levels of ASMs that impact control of seizures, efficacy of oral contraceptives, any coexisting anxiety and/or depression and any associated sleep impairment. Epileptic patients are 5-20 times more likely to develop depression.

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

Unmet need to treat WWE in CB age

It is estimated that approximately 900,000 CB aged women suffer from active epilepsy in the U.S. Women of CB age with epilepsy face many additional challenges such as hormonal influences on seizure activity and endocrine function throughout the different phases of their reproductive cycles, and approximately 30% of patients with epilepsy cannot be efficiently controlled with available ASMs making consideration of newer pharmacological treatment development options important.

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

Other Pipeline Candidates

We continue to pursue opportunities for partnering and/or development arrangements for the continued development and/or marketing of LPCN 2401, LPCN 1148, LPCN 1144, and LPCN 1107. We are planning a POC study with LPCN 2401, but otherwise we do not currently anticipate conducting any further significant development activities with respect to these products and product candidates without the participation of a partner. There can be no guarantee that we will be able to identify or enter into partnering arrangements on terms that are beneficial to us or at all. Even if we do enter into partnering arrangements, such arrangements may not be sufficient to successfully develop and commercialize these products.

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

Target benefits of LPCN 2401 in combination with GLP-1 agonists include attenuation of functionality loss through improved body composition, entailing amplification/acceleration of fat mass loss while lessening lean mass loss, a serious unmet need, especially for elderly and sarcopenic adult GLP-1 agonist users who are most vulnerable to accelerated lean mass loss and functional decline. In a recent study with 16 weeks of GLP-1 agonist use for weight management in elderly (60 yr and above) patients, a rapid loss of lean mass was observed with a median percentage of total body weight loss that is due to lean mass of 32% in 16 weeks. In addition, 43% of GLP-1 users lost ≥10% Stair Climb Power from baseline; the equivalent of almost eight years of expected age-related stair climb power loss was observed in just 4 months of GLP-1 use.

Moreover, as an adjunct to incretin mimetics, LPCN 2401 may help maintain or increase weight loss, particularly in diabetics, through increased expression activity of GLP1R and increased effectiveness of GIP1 therapies secondary to actions at GLP1R (glucose lowering). LPCN 2401 could also be potentially used as monotherapy post discontinuation of GLP-1 agonist to manage weight/fat regain and durability of diabetes remission.

Data from preclinical and clinical studies support the potential of LPCN 2401 and LPCN 2401+E in improving body composition. In April 2024, Lipocine announced results from a multi-center prospective, blinded Phase 2 study, which demonstrated increases in lean mass of 4.4%, decreases in fat mass of 6.7%, reduction in android fat of 4.1% and increased bone mineral content of 2.8% in a population consistent with GLP-1 use for weight management. LPCN 2401 was well tolerated with minimal GI or androgenic adverse events and no reports of muscle spasms. :

●	Per FDA Guidance (2025), for efficacy claims related to changes in body composition, trial design should include appropriate choice of population and selection of endpoints that measure how a patient feels, functions, or survives, to potentially support such a claim. Consistent with regulatory guidance, we plan to conduct a proof-of-concept phase 2 study for LPCN 2401 in elderly obese and overweight GLP-1 eligible patients, with appropriate body composition and functional end points such as stair climb performance measure

We may explore the possibility of partnering LPCN 2401 with a third party, although no partnering agreement has been entered into by us. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

Disease and Market Overview – Obesity Management

Approximately 74% of US adults aged 20 and older are either obese or overweight, and an estimated 30% of the US adult population has a BMI ≥ 30 kg/m2. Elderly and sarcopenic GLP-1 agonist users are the population of GLP-1 users who are most vulnerable to accelerated lean mass loss and functional decline. Obesity is a chronic, relapsing health risk defined by excess body fat. Excess body fat increases the risk of death and major comorbidities such as type 2 diabetes, hypertension, dyslipidemia, cardiovascular disease, osteoarthritis of the knee, sleep apnea, and some cancers1. About 30% of overweight (BMI ≥ 25 kg/m2) adults 2 have type 2 diabetes, 50%3 have dyslipidemia, and 67%4 have hypertension. In the US alone, ~34M older adults aged 60+ years are obese (BMI at or above 30.0) and ~31M older adults aged 60+ years are overweight (BMI between 25.0 to 30).

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

Liver cirrhosis is defined as the histological development of regenerative nodules surrounded by fibrous bands. Patients with cirrhosis typically have a year-long silent, asymptomatic phase (compensated cirrhosis) until decreasing liver function and increasing portal pressure move the patient into the symptomatic phase (decompensated cirrhosis). Transition to decompensated cirrhosis is marked by clinical events including ascites, encephalopathy, jaundice, and/or variceal hemorrhage. Decompensated subjects survive on average less than 2 years. Common causes of liver cirrhosis include alcoholic liver disease, non-alcoholic fatty liver disease (“NAFLD”), chronic hepatitis B and C, primary biliary cirrhosis, and primary sclerosing cholangitis and some patients have liver disease of unknown cause (cryptogenic).

Common complications in patients with cirrhosis may include: compromised liver function, portal hypertension, varices in GI tract with internal bleeding, edema, ascites, hepatic encephalopathy (“HE”), compromised immunity with post-transplant acute rejection risk, high sodium levels, increased bilirubin, low albumin level, insulin resistance with impaired peripheral uptake of glucose, depression, accelerated muscle disorder in the form of sarcopenia, myosteatosis, and frailty with compromised energetics, bone diseases (e.g., osteoporosis), high alkaline phosphatase, cachexia, malnutrition, weight loss (>5%), symptoms of hypogonadism such as abnormal hair distribution, anemia, sexual dysfunction, testicular atrophy, muscle wasting, fatigue, osteoporosis, gynecomastia, inflammation with elevated cytokines, and infection risk leading to hospital admissions and possibly death.

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

Disease Overview – MASH

MASH is an advanced state of non-alcoholic fatty liver disease (“NAFLD”) that can progress to a cirrhotic liver or liver failure, require liver transplant, and can result in hepatocellular carcinoma/ liver cancer, and death. Progression of MASH to end stage liver disease is one of the leading causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, MASH and NAFLD patients additionally suffer heightened cardiovascular risk and die more frequently from cardiovascular events than from liver disease. NAFLD/MASH is becoming more common due to its strong correlation with obesity and metabolic syndrome, including components of metabolic syndrome such as diabetes, cardiovascular disease and high blood pressure. 20% to 30% of the U.S. population is estimated to suffer from NAFLD, with a large proportion of that group, 15% to 20%, progressing to MASH, which lacks an effective therapy. MASH is a silent killer that affects millions in the U.S. Diagnoses have been on the rise and are expected to increase dramatically in the next decade. Approximately 50% of MASH patients are adult males. In men, especially with comorbidities associated with NAFLD/MASH, testosterone deficiency has been associated with an increased accumulation of visceral adipose tissue and insulin resistance, which could be factors contributing to NAFLD/MASH. There is currently no approved therapy for the treatment of MASH although there are several drug candidates currently under development with many having clinical failures to date.

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

The primary endpoint of the LiFT clinical study was change in hepatic fat fraction via MRI-PDFF and exploratory liver fat/marker end points post 12 weeks of treatment. Additionally, key secondary endpoints post 36 weeks of treatment included assessment of histological change for MASH resolution and/or fibrosis improvement (biopsy) as well as liver fat data (MRI-PDFF). The LiFT clinical study was not powered to assess statistical significance of any of the secondary endpoints. Other important endpoints included the following: change in liver injury markers, anthropomorphic measurements, body composition including lean mass, fat mass, and bone mineral density, lipids, insulin resistance and inflammatory/fibrosis markers; as well as PROs.

Treatments with LPCN 1144 post 12 weeks of treatment in the LiFT study resulted in robust liver fat reduction, assessed by MRI-PDFF, and showed improvement of liver injury markers with no observed tolerability issues.

Liver biopsies were performed at baseline (“BL”) and after 36 weeks of treatment (“EOS”). Pre-specified biopsy analyses included MASH Clinical Research Network (“CRN”) scoring as well as a continuous paired and digital technique (“Digital Technique-Fibronest”). All biopsy analyses were performed on the same slides and the reads for the three techniques were done independently. Analysis sets included the MASH Resolution Set (all subjects that have BL and EOS biopsy with MASH at BL [NAS ≥4 with lobular inflammation score ≥ 1 and hepatocyte ballooning score ≥1 at BL] (n=37)), the Biopsy Set (all subjects with baseline and EOS biopsies (n=44)), and the Safety Set (all randomized subjects (n=56)).

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

We had a written only response from the FDA for a LPCN 1144 Type C meeting with the FDA in January 2022 to discuss the development path forward with LPCN 1144. The FDA acknowledged that the NDA submission of LPCN 1144 would be via the 505(b)2 regulatory pathway and agreed that no additional non-clinical studies are needed to support an NDA submission. The FDA acknowledged that subjects in the LiFT study achieved improvements in key components associated with MASH histopathology after 36-weeks of treatment with LPCN 1144 in adult males and agreed that the proposed multicomponent primary surrogate endpoint is acceptable for seeking approval under the accelerated approval pathway. The FDA agreed that the proposed primary multicomponent surrogate endpoint, MASH resolution with no worsening of fibrosis, is acceptable for seeking approval under the accelerated approval pathway and the FDA recommended a Phase 3 trial with a study duration of 72 weeks. In July 2022, Lipocine held an End of Phase 2 meeting with the FDA for LPCN 1144 for MASH. The FDA recommended a Phase 2 dose ranging study be conducted to identify the optimal dose prior to conducting a pivotal study. The FDA agreed to the proposed unique testosterone ester, testosterone laurate, for future clinical studies.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until our FDA approved product receives regulatory approval outside the U.S. and Canada or until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through March 31, 2025, we have generated $53.2 million in revenue under our various license and collaboration arrangements and from government grants. We have entered into the Verity License Agreement, the SPC License Agreement, and the Pharmalink License Agreement with the potential for revenue from future milestones, royalties and/or product sales, but we may never generate revenues from any of our clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $155.7 million in research and development expenses through March 31, 2025.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing, and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, LPCN 1111, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1154, LPCN 2401. LPCN 2101, LPCN 2203 or other future product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the pre-clinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities. We will continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1154, LPCN 1144, LPCN 1148, LPCN 2401, LPCN 1107, for the development and commercialization of TLANDO outside of the United States, Canada, South Korea, the GCC countries and Brazil, and LPCN 1111 outside of the United States and Canada.

We expect to continue to incur significant research and development expenses in the future as we complete on-going clinical studies, including studies for our CNS product candidates, including a Phase 3 study for LPCN 1154, and as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with LPCN 2401 or our development product candidates and when and if we conduct Phase 3 clinical studies with LPCN 1144, LPCN 1148, and LPCN 1107. We are also exploring the possibility of licensing LPCN 1154, LPCN 1144, LPCN 1148, LPCN 2401 and LPCN 1107, although we have not entered into a licensing agreement and no assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such agreement would be on terms favorable to us. If we are unable to raise additional capital or obtain non-dilutive financing, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

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

Other Income and Expense

Other income and expense consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities and losses on our warrant liability in 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Variance
Revenue	$93,864	$7,617,174	$(7,523,310)
Research and development expenses	1,061,571	2,818,926	(1,757,355)
General and administrative expenses	1,122,477	1,575,719	(453,242)
Interest and investment income	225,511	331,364	(105,853)
Unrealized loss on warrant liability	-	(40,072)	40,072
Income tax expense	(200)	(200)	-

Revenue

We recognized royalty revenue from TLANDO sales of $94,000 during the three months ended March 31, 2025, compared royalty revenue of $117,000 during the months ended March 31, 2024. License revenue of $0 and $7.5 million was recognized in the three months ended March 31, 2025, and March 31, 2024, respectively, and the license revenue in 2024 resulted from our license with Verity.

Research and Development Expenses

The decrease in research and development expenses during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 consists of a $1.6 million decrease in costs related to our LPCN 1154 clinical studies in 2025 as compared to 2024, a $90,000 decrease related to the wind down of our LPCN 1148 study in 2024, and a $78,000 decrease in TLANDO related costs in 2025, offset by a $57,000 increase in other research and development related costs and supplies in 2025.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily consists of a decrease related to the one-time business development fees incurred in 2024 in conjunction with the Verity Pharmaceutical license agreement.

Interest and Investment Income

The decrease in interest and investment income during the three months ended March 31, 2025 compared to interest and investment income during the three months ended March 31, 2024 was due to lower cash and marketable investment securities balances in 2025 as compared to 2024.

Gain (Loss) on Warrant Liability

We recorded a loss of $0 and approximately $40,000 on warrant liability during the three months ended March 31, 2025 and 2024, respectively, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The loss in 2024 resulted from an increase in the fair value of warrants mainly due to a higher stock price at the end of the first quarter of 2024 compared to the stock price at the end of the fourth quarter of 2023. As of December 31, 2024, the 64,362 warrants that had been outstanding from the November 2019 Offering had expired, thus no common stock warrants from the November 2019 Offering were exercised during the three months ended March 31, 2025. There were also no warrants exercised during the three months ended March 31, 2024. The warrants were classified as a liability due to a provision contained within the warrant agreement which allowed the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control.

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

As of March 31, 2025, we had $19.7 million of unrestricted cash, cash equivalents and marketable investment securities compared to $21.6 million at December 31, 2024.

In April 2025, we entered into the Aché License and Supply Agreement with Aché pursuant to which we granted to Aché an exclusive license to commercialize our TLANDO® product with respect to the Field, specific to Brazil. Under the agreement, we are entitled to receive fees upon the achievement of certain regulatory milestones, royalties on net sales and will supply TLANDO to Aché at an agreed transfer price.

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

In September 2024, we entered into the SPC License Agreement with SPC, pursuant to which we granted to SPC a non-transferable, exclusive, royalty-bearing license to develop and commercialize our TLANDO product with respect to TRT in South Korea. Under the terms of the SPC License Agreement, SPC paid us a non-refundable, non-creditable upfront fee in October 2024. We also received a non-refundable payment in consideration for certain TLANDO product inventory, and are eligible to receive additional payments upon the receipt of marketing authorization and achievement of sales milestones, and we will supply TLANDO to SPC and receive a supply price. In addition, we will receive royalties on net sales in the SPC Territory under the SPC License Agreement. Our ability to realize benefits from the SPC License Agreement, including milestone, product sale and royalty payments, is subject to a number of risks. We may not realize milestone, product sale or royalty payments in anticipated amounts, or at all.

On January 12, 2024, we entered into the Verity License Agreement with Verity Pharma, pursuant to which we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product with respect to TRT in the Licensed Verity Territory. Upon execution of the Verity License Agreement in January 2024 and upon transition of the commercialization of TLANDO from Antares to Verity Pharma in February 2024, Verity Pharma paid us initial payments of $2.5 million and $5 million, respectively. Verity Pharma also paid us of $2.5 million on December 30, 2024, has agreed to make additional payments to us of $1 million before January 1, 2026. The Verity License Agreement also provides Verity Pharma with a license to develop and commercialize TLANDO XR (LPCN 1111), our potential next generation, once daily oral product candidate for testosterone replacement therapy comprised of TT in the U.S. and Canada. We are eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain development milestones and sales milestones in a single calendar year with respect to all products licensed by Verity Pharma under the Verity License Agreement. In addition, we receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of all products licensed to Verity Pharma in the Licensed Verity Territory. Our ability to realize benefits from the Verity License Agreement, including milestone and royalty payments, is subject to a number of risks. We may not realize milestone or royalty payments in anticipated amounts, or at all.

Previously on March 6, 2017, we entered into a sales agreement (“Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which we agreed to sell shares of our common stock, having registered up to $50.0 million for sale under the Cantor Sales Agreement. During the year ended December 31, 2024, we sold 32,110 shares of our common stock under the Cantor Sales Agreement at a weighted-average sales price of $6.77 per share, resulting in net proceeds of approximately $209,000, which is net of approximately $8,000 in expenses. During the year ended December 31, 2023, we sold 81,000 shares of our common stock under the Cantor Sales Agreement at a weighted-average sales price of $5.36 per share, resulting in net proceeds of approximately $405,000, which is net of approximately $24,000 in expenses. On April 24, 2024, we terminated the Cantor Sales Agreement. From the inception to the termination of the Cantor Sales Agreement, we sold, in aggregate, 996,821 shares of our common stock for $33.5 million.

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

As of March 31, 2025, we had not sold any shares under the A.G.P. Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least May 8, 2026, which include a Phase 3 clinical study for LPCN 1154, research and development activities, and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and/or LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least May 8, 2026, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities, either before or after May 8, 2026, to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the A.G.P. Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Cash provided by (used in) operating activities	$(1,969,257)	$2,407,519
Cash used in investing activities	(882,073)	(4,089,840)
Cash used in financing activities	-	(8,100)

Net Cash from Operating Activities

During the three months ended March 31, 2025 and 2024, net cash used in operating activities was $2.0 million and net cash provided by operating activities was $2.4 million, respectively.

Net cash used in operating activities during the three months ended March 31, 2025, was primarily attributable to cash required to support ongoing operations. Net cash provided by operating activities during the three months ended March 31, 2024, was primarily attributable to cash inflow from the Verity License Agreement of $7.5 million which exceeded cash required to support ongoing operations, including research and development expenses and general and administrative expenses of $4.4 million.

Net Cash from Investing Activities

During the three months ended March 31, 2025 and 2024, net cash used in investing activities was $882,000 and $4.1 million, respectively.

Net cash used in investing activities during the three months ended March 31, 2025 and March 31, 2024, was primarily the result of the purchases of marketable investments securities, net. There were no capital expenditures during either the three months ended March 31, 2025 or 2024.

Net Cash from Financing Activities

During the three months ended March 31, 2025 and 2024, net cash used in financing activities was approximately $0 and $8,000, respectively.

No cash was used in financing activities during the three months ended March 31, 2025. Net cash used in financing activities during the three months ended March 31, 2024, related to the expenses associated with the ATM sales agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. GAAP. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We concluded that licensing revenue recognized in conjunction with the Verity License Agreement met the requirements under ASC 606, Revenue from Contracts with Customers. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. License revenue from payments to be received in the future will be recognized when it is probable that we will receive license payments under the terms of the Verity License Agreement, the SPC License Agreement or the Pharmalink License Agreement (see Footnote 7 – Contractual Agreements for disclosure regarding the SPC License Agreement and the Pharmalink License Agreement).

There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our 2024 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

There have been no material changes to the Company’s market risk during the first three months of 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of March 31, 2025.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s 2024 Form 10-K and the risk factors discussed in Item 1A of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition, and/or operating results.

The following are the risk factors that have materially changed from our risk factors included in our 2024 Form 10-K:

Risks Related to Ownership of Our Common Stock

Our management and directors will be able to exert influence over our affairs.

As of March 31, 2025, our executive officers and directors beneficially owned approximately 4.2% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $3.01 and as high as $10.69 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions, and our customers; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our 2024 Form 10-K. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1154, LPCN 1148, and LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of March 31, 2025, we had an accumulated deficit of $201.6 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity. We expect to continue to incur significant research and development expenses in connection with clinical trials associated with LPCN 1154, and potentially with LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144 and LPCN 1107, if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, and possibly LPCN 1148, LPCN 1144, and LPCN 1107, in addition to our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the first quarter of 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**
+
**	Furnished herewith

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

Lipocine Inc.
(Registrant)

Dated: May 8, 2025	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: May 8, 2025	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

