Form 10-Q
period 2025-06-30
Lipocine Inc.
filed 2025-08-05
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Outstanding Shares

As of August 4, 2025 the registrant had 5,419,047 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$6,043,980	$6,205,926
Marketable investment securities	11,891,702	15,427,385
Accrued interest income	121,732	120,447
Prepaid and other current assets	362,629	567,915

Total current assets	18,420,043	22,321,673

Property and equipment, net of accumulated depreciation of $1,254,975 and $1,223,297 respectively	133,397	165,075
Other assets	23,753	23,753

Total assets	$18,577,193	$22,510,501

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$442,994	$271,696
Accrued expenses	685,779	921,240
Deferred revenue	320,000	320,000

Total current liabilities	1,448,773	1,512,936

Total liabilities	1,448,773	1,512,936

Commitments and contingencies (notes 8 and 11)

Stockholders’ equity:
Common stock, par value $0.0001 per share, 75,000,000 shares authorized; 5,374,431 and 5,348,276 issued and 5,374,095 and 5,347,940 outstanding, respectively	8,865	8,863
Additional paid-in capital	221,000,961	220,789,138
Treasury stock at cost, 336 shares	(40,712)	(40,712)
Accumulated other comprehensive income	(1,243)	9,138
Accumulated deficit	(203,839,451)	(199,768,862)

Total stockholders’ equity	17,128,420	20,997,565

Total liabilities and stockholders’ equity	$18,577,193	$22,510,501

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues:
License revenue	$500,000	$-	$500,000	$7,500,000
Royalty revenue	122,849	89,565	216,713	206,738
Total revenues	622,849	89,565	716,713	7,706,738

Operating expenses:
Research and development	2,136,769	1,874,721	3,198,341	4,693,646
General and administrative	890,433	1,507,412	2,012,910	3,083,131
Total operating expenses	3,027,202	3,382,133	5,211,251	7,776,777

Operating loss	(2,404,353)	(3,292,568)	(4,494,538)	(70,039)

Other income (loss):
Interest and investment income	198,637	308,845	424,149	640,209
Unrealized loss on warrant liability	-	(84,430)	-	(124,502)
Total other income	198,637	224,415	424,149	515,707

Income (loss) before income tax expense	(2,205,716)	(3,068,153)	(4,070,389)	445,668

Income tax expense	-	(481)	(200)	(681)

Net loss attributable to common shareholders Net income (loss) attributable to common shareholders	$(2,205,716)	$(3,068,634)	$(4,070,589)	$444,987

Basic earnings (loss) per share attributable to common stock	$(0.41)	$(0.57)	$(0.76)	$0.08

Weighted average common shares outstanding, basic	5,351,957	5,343,922	5,350,267	5,329,876

Diluted earnings (loss) per share attributable to common stock	$(0.41)	$(0.56)	$(0.76)	$0.10

Weighted average common shares outstanding, diluted	5,351,957	5,343,922	5,350,267	5,459,204

Comprehensive income (loss):
Net income (loss)	$(2,205,716)	$(3,068,634)	$(4,070,589)	$444,987
Net unrealized income (loss) on marketable investment securities	(6,764)	885	(10,381)	(16,978)

Comprehensive income (loss)	$(2,212,480)	$(3,067,749)	$(4,080,970)	$428,009

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Stockholder’s Equity
	Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at March 31, 2024	5,315,830	8,860	336	(40,712)	220,262,456	(10,604)	(196,263,593)	23,956,407

Net loss	-	-	-	-	-	-	(3,068,634)	(3,068,634)

Unrealized net income on marketable investment securities	-	-	-	-	-	885	-	885

Stock-based compensation	-	-	-	-	102,265	-	-	102,265

Costs associated with ATM Offering	32,110	3	-	-	217,437	-	-	217,440

Balances at June 30, 2024	5,347,940	$8,863	336	$(40,712)	$220,582,158	$(9,719)	$(199,332,227)	$21,208,363

	Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2023	5,315,830	$8,860	336	$(40,712)	$220,171,250	$7,259	$(199,777,214)	$20,369,443

Net income	-	-	-	-	-	-	444,987	444,987

Unrealized net loss on marketable investment securities	-	-	-	-	-	(16,978)	-	(16,978)

Stock-based compensation	-	-	-	-	201,571	-	-	201,571

Common stock sold through ATM offering	32,110	3	-	-	209,337	-	-	209,340

Balances at June 30, 2024	5,347,940	$8,863	336	$(40,712)	$220,582,158	$(9,719)	$(199,332,227)	$21,208,363

	Stockholder’s Equity
	Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at March 31, 2025	5,350,356	8,863	336	(40,712)	220,860,140	5,521	(201,633,735)	19,200,077

Net loss	-	-	-	-	-	-	(2,205,716)	(2,205,716)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(6,764)	-	(6,764)

Stock-based compensation	-	-	-	-	65,205	-	-	65,205

Common stock sold through ATM offering	23,739	2	-	-	75,616	-	-	75,618

Balances at June 30, 2025	5,374,095	$8,865	336	$(40,712)	$221,000,961	$(1,243)	$(203,839,451)	$17,128,420

	Stockholder’s Equity
	Common Stock		Treasury Stock			Accumulated		Total
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2024	5,347,940	$8,863	336	$(40,712)	$220,789,138	$9,138	$(199,768,862)	$20,997,565

Net loss	-	-	-	-	-	-	(4,070,589)	(4,070,589)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(10,381)	-	(10,381)

Stock-based compensation	-	-	-	-	136,207	-	-	136,207

Vesting of restricted stock units	2,416	-	-	-	-	-	-	-

Common stock sold through ATM offering	23,739	2	-	-	75,616	-	-	75,618

Balances at June 30, 2025	5,374,095	$8,865	336	$(40,712)	$221,000,961	$(1,243)	$(203,839,451)	$17,128,420

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:

Net income (loss)	$(4,070,589)	$444,987

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Depreciation expense	31,678	17,024
Stock-based compensation expense	136,207	201,571
Non-cash loss on change in fair value of warrant liability	-	124,502
Amortization of discounts on marketable investment securities	(92,625)	(411,145)

Changes in operating assets and liabilities:
Accrued interest income	(1,285)	(11,382)
Prepaid and other current assets	205,286	476,373
Accounts payable	171,298	(947,179)
Accrued expenses	(235,461)	14,991

Cash used in operating activities	(3,855,491)	(90,258)

Cash flows from investing activities:
Purchases of marketable investment securities	(5,082,073)	(17,537,469)
Maturities of marketable investment securities	8,700,000	18,200,000

Net cash provided by investing activities	3,617,927	662,531

Cash flows from financing activities:

Net proceeds from sale of common stock through ATM	75,618	209,340
Cash provided by financing activities	75,618	209,340

Net increase (decrease) in cash and cash equivalents	(161,946)	781,613

Cash and cash equivalents at beginning of period	6,205,926	4,771,758

Cash and cash equivalents at end of period	$6,043,980	$5,553,371

Supplemental disclosure of cash flow information:
Income taxes paid	$-	681

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized loss on available-for-sale securities	$(10,381)	$(16,978)

See accompanying notes to consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2025.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least August 5, 2026. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least August 5, 2026, the Company will need to raise additional capital through the equity or debt markets or via out-licensing activities to support its operations. If the Company is unsuccessful in raising additional capital, its long-term ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and/or LPCN 1107. Conversely, the Company’s capital resources could last longer if the Company reduces expenses, reduces the number of activities currently contemplated under its operating plan, or terminates, modifies the design of or suspends on-going clinical studies.

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

In addition to the Verity License Agreement, the Company entered into a license agreement in the territories of South Korea, the Gulf Corporation Council, or GCC, and Brazil. The Company retains development and commercialization rights for TLANDO outside of the United States, Canada, South Korea, the GCC, and Brazil and retains the development and commercialization rights for TLANDO XR (LPCN 1111) outside the United States and Canada, and with respect to applications outside of the Field inside or outside the Licensed Verity Territory.

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

See Note 7 for a description of the Verity License Agreement, the SPC License Agreement (as defined below), the Pharmalink Distribution Agreement (as defined below), and the Aché License Agreement (as defined below). See Note 11 for a description of the agreement with Spriaso, a related party.

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

Revenue Concentration

A major partner is considered to be one that comprises more than 10% of the Company’s total revenues. For the three months ended June 30, 2025, the Company recognized licensing revenue of $500,000 and royalty revenue of approximately $123,000. Revenue recognized in the three months ended June 30, 2025 was 80% and 20%, respectively, from two major customers, Aché Laboratórios Farmacêuticos S.A. (“Aché”) and Verity Pharma. For the six months ended June 30, 2025, the Company recognized licensing revenue of $500,000 and royalty revenue of approximately $217,000. Revenue recognized during the six months ended June 30, 2025 was 70% and 30%, respectively, from two major customers, Aché and Verity Pharma. For the three months ended June 30, 2024, the company recognized royalty revenue of approximately $90,000. Revenue recognized in the three months ended June 30, 2024 was 100% from one major customer, Verity Pharma. For the six months ended June 30, 2024, the Company recognized licensing revenue of $7.5 million relating to the Verity License Agreement, approximately $140,000 of royalty revenue from the Verity License Agreement, and $67,000 of royalty revenue from the license agreement with Antares Pharma (“Antares”). Revenue recognized in the six months ended June 30, 2024 was 99% from one major customer, Verity Pharma.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings (loss) per share attributable to common stock:
Numerator
Net income (loss)	$(2,205,716)	$(3,068,634)	$(4,070,589)	$444,987

Denominator
Weighted avg. common shares outstanding	5,351,957	5,343,922	5,350,267	5,329,876

Basic earnings (loss) per share attributable to common stock	$(0.41)	$(0.57)	$(0.76)	$0.08

Diluted earnings (loss) per share attributable to common stock:
Numerator
Net income (loss)	$(2,205,716)	$(3,068,634)	$(4,070,589)	$444,987
Effect of dilutive securities on net earnings (loss):
Common stock warrants	-	(84,430)	-	(124,502)
Total net income (loss) for purpose of calculating diluted net income
(loss) per common share	$(2,205,716)	$(2,984,204)	$(4,070,589)	$569,489
Denominator
Weighted avg. common shares outstanding	5,351,957	5,343,922	5,350,267	5,329,876
Weighted average effect of dilutive securities:
Stock options	-	-	-	122,074
Warrants	-	-	-	7,254
Total shares for purpose of calculating diluted net earnings (loss) per common share	5,351,957	5,343,922	5,350,267	5,459,204

Diluted earnings (loss) per share attributable to common stock	$(0.41)	$(0.56)	$(0.76)	$0.10

The computation of diluted loss per share for the three and six months ended June 30, 2025 and 2024 does not include the following stock options and warrants to purchase shares of common stock or unvested restricted stock units in the computation of diluted earnings (loss) per share because these instruments were antidilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	354,908	295,517	354,908	173,443
Unvested restricted stock units	19,346	21,762	19,346	14,508
Warrants	-	49,333	-	49,433

(4) Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of June 30, 2025, and December 31, 2024, were as follows:

June 30, 2025	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Government treasury bills	$11,892,945	$646	$(1,889)	$11,891,702

	$11,892,945	$646	$(1,889)	$11,891,702

December 31, 2024	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Government treasury bills	$15,418,247	$9,138	$-	$15,427,385

	$15,418,247	$9,138	$-	$15,427,385

Maturities of debt securities classified as available-for-sale securities as of June 30, 2025 are as follows:

June 30, 2025	Amortized Cost	Aggregate Fair Value
Due within one year	$11,892,945	$11,891,702
	$11,892,945	$11,891,702

There were no sales of marketable investment securities during either the three or six months ended June 30, 2025 or 2024 and therefore no realized gains or losses. Additionally, during the three months ended June 30, 2025 and 2024, $4.5 million and $11.5 million of marketable investment securities matured, respectively, and during the six months ended June 30, 2025 and 2024, $8.7 million and $18.2 million of marketable investment securities matured, respectively. The Company determined there were no other-than-temporary impairments for either the three or six months ended June 30, 2025 or 2024.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

		Fair value measurements at reporting date using
	June 30, 2025	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$5,755,118	$5,755,118	$-	$-
Government treasury bills	11,891,702	11,891,702	-	-
	$17,646,820	$17,646,820	$-	$-

		Fair value measurements at reporting date using
	December 31, 2024	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$6,155,167	$6,155,167	$-	$-
Government treasury bills	15,427,385	15,427,385	-	-

	$21,582,552	$21,582,552	$-	$-

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or changes in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three and six months ended June 30, 2025.

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At June 30, 2025 and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

(7)	Contractual Agreements

(a)	Verity Pharmaceuticals, Inc.

On January 12, 2024, the Company entered into the Verity License Agreement with GSL and Verity Pharma, pursuant to which the Company granted to GSL (an affiliate of Verity Pharma) an exclusive, royalty-bearing, sublicensable right and license to commercialize the Company’s TLANDO® product with respect to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, as indicated in NDA No. 208088, treatment of Klinefelter syndrome, and pediatric indications relating to testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, in each case within the Licensed Verity Territory. In June 2025, Verity Pharma filed a New Drug Submission (“NDS”) for TLANDO in Canada. The Verity License Agreement also provides GSL with a license to develop and commercialize TLANDO XR (LPCN 1111), the Company’s potential once-daily oral product candidate for testosterone replacement therapy in the Licensed Verity Territory. Under the Verity License Agreement, the Company retains rights to TLANDO in applications outside of the Field and to the development and commercialization rights outside of the United States and Canada. The Company retains rights to TLANDO XR in applications outside of the Field and to development and commercialization rights in the field outside of the United States and Canada.

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

Under the Verity License Agreement with Verity Pharma, during the three months ended June 30, 2025 and 2024, the Company recognized royalty revenue of $123,000 and $90,000, respectively, and for the six months ended June 30, 2025 and 2024, $217,000 and $140,000, respectively. The Company also recognized $7.5 million in license revenue during the six months ended June 30, 2024 under the Verity License Agreement.

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

In October 2024, the Company entered into a distribution and supply agreement (the “Pharmalink Distribution Agreement”) with Pharmalink, pursuant to which the Company granted to Pharmalink a non-transferable, exclusive, license to commercialize the Company’s TLANDO product with respect to the Field, specific to the GCC, including Saudi Arabia, Kuwait, the United Arab Emirates (“UAE”), Qatar, Bahrain, and Oman (the “GCC Territory”). Pharmalink paid the Company a one-time non-refundable, non-creditable upfront fee. The Company is eligible to receive additional payments in regulatory authorization milestones related to the marketing approval in countries in the GCC Territory under the Pharmalink Distribution Agreement and the Company will supply TLANDO to Pharmalink at an agreed transfer price.

(d)	Aché Laboratórios Farmacêuticos S.A.

In April 2025, the Company entered into a License and Supply Agreement (the “Aché License Agreement”) with Aché, pursuant to which the Company granted to Aché an exclusive license to commercialize the Company’s TLANDO® product with respect to the Field, specific to Brazil (the “Aché Territory”). Under the agreement, the Company is entitled to receive fees upon the achievement of certain regulatory milestones, royalties on net sales and will supply TLANDO to Aché at an agreed transfer price.

(e)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc. (“Abbott”)) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that the Company will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. The Company incurred royalty expense of approximately $10,000 and $7,000 during the three months ended June 30, 2025 and 2024, respectively. The Company incurred royalty expense of approximately $18,000 and $16,000 during the six months ended June 30, 2025 and 2024, respectively.

(f)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct pre-clinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of approximately $1.3 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $1.4 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively, under these agreements and has recorded these expenses in research and development expenses.

(8)	Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2026.

Future minimum lease payments under the non-cancelable operating lease as of June 30, 2025 are:

Operating
Lease
2025	$188,639
2026	62,880

Total minimum lease payments	$251,519

The Company’s rent expense was $94,000 and $92,000 for the three months ended June 30, 2025 and 2024, respectively. The Company’s rent expense was $187,000 and $182,000 for the six months ended June 30, 2025 and 2024, respectively.

(9)	Stockholders’ Equity

On June 4, 2025, the Company held its annual general meeting of shareholders, at which a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “ Restated Certificate”) to reduce the number of authorized shares of the Company’s common stock from 200,000,000 to 75,000,000 shares was approved. The Company filed the amendment to the Restated Certificate with the Secretary of State of the State of Delaware on June 4, 2025. The amendment to the Restated Certificate became effective upon filing with the Secretary of State of the State of Delaware.

(a)	Issuance of Common Stock

On April 26, 2024, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P.”) (the “A.G.P. Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made. The Company currently has registered $10,616,169 shares of common shares for sale under the A.G.P. Sales Agreement, pursuant to the Registration Statement on Form S-3, as amended (File No. 333-275716) (the “Form S-3”), through A.G.P. as the Company’s sales agent. A.G.P. may sell the Company’s common stock by any method permitted by law deemed to be an “at the market (“ATM”) offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. A.G.P. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares under the A.G.P. Sales Agreement. The Company will pay A.G.P. 3.0% of the aggregate gross proceeds from each sale of shares under the A.G.P. Sales Agreement. In addition, the Company has also provided A.G.P. with customary indemnification rights.

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

During the three and six month ended June 30, 2025, the Company sold 23,739 shares of common stock pursuant to the A.G.P. Sales Agreement at a weighted average price of $3.29 per share, for aggregate gross proceeds of $78,000, and net proceeds of $76,000, after deducting sales agent commission.

Previously, on March 6, 2017, the Company entered into a sales agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering was made. During the three months and six months ended June 30, 2024, the Company sold 32,110 shares of its common stock pursuant to the Cantor Sales Agreement. On April 24, 2024, the Cantor Sales Agreement was terminated.

(b)	Rights Agreement

On November 13, 2015, the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, entered into a Rights Agreement (the “Rights Agreement”). Also on November 12, 2015, the Board of the Company authorized and the Company declared a dividend of one preferred stock purchase right (each a “Right” and collectively, the “Rights”) for each outstanding share of common stock of the Company. The dividend was payable to stockholders of record as of the close of business on November 30, 2015 and entitles the registered holder to purchase from the Company one one-thousandth of a fully paid non-assessable share of Series A Junior Participating Preferred Stock of the Company at a price of $63.96 per one-thousandth share (the “Purchase Price”). The Rights will generally become exercisable upon the earlier to occur of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below) or (ii) 10 business days (or such later date as may be determined by action of the Board prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding common stock of the Company. Except in certain situations, a person or group of affiliated or associated persons becomes an “Acquiring Person” upon acquiring beneficial ownership of 15% or more of the outstanding shares of common stock of the Company.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the common stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $65,000 and $102,000, respectively, for the three months ended June 30, 2025 and 2024, and approximately $136,000 and $202,000, respectively for the six months ended June 30, 2025 and 2024. The expense is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Research and development	$31,016	$57,786	$66,989	$112,866
General and administrative	34,189	44,479	69,218	88,705

	$65,205	$102,265	$136,207	$201,571

The Company issued 8,820 stock options during each of the three months ended June 30, 2025 and 2024, and 25,191 and 34,446 stock options during the six months ended June 30, 2025 and 2024, respectively.

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

For options granted during the six months ended June 30, 2025 and 2024, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2025	2024
Expected term	5.73 years	5.76 years
Risk-free interest rate	4.30%	4.32%
Expected dividend yield	—	—
Expected volatility	94.19%	97.78%

The Company recognizes compensation expense for the portion of options that are expected to vest. Therefore, the Company applied estimated forfeiture rates that were derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

As of June 30, 2025, there was approximately $320,000 of total unrecognized compensation cost related to unvested stock option compensation granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.1 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of June 30, 2025, there was $68,000 of total unrecognized compensation costs related to unvested restricted stock units that have either time-based or performance vesting.

(d)	Stock Option Plan

In April 2014, the Board adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 58,823 shares were authorized for issuance under the 2014 Plan. Additionally, 15,994 remaining authorized shares under the 2011 Equity Incentive Plan were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 74,817 to 145,405. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 145,405 to 189,522. Upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 189,522 to 336,582. In June 2024, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted from 336,582 to 600,000. The Board, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 600,000 shares of common stock are authorized for issuance under the 2014 Plan, with 197,655 shares remaining available for grant as of June 30, 2025.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2023	262,247	$34.21
Options granted	84,715	4.79
Options exercised	-	-
Options forfeited	(10,209)	142.99
Options cancelled	(1,495)	5.23
Balance at December 31, 2024	335,258	23.59
Options granted	25,191	4.28
Options exercised	-	-
Options forfeited	(5,541)	85.10
Options cancelled	-	-
Balance at June 30, 2025	354,908	21.26

Options exercisable at June 30, 2025	256,738	27.57

The following table summarizes information about stock options outstanding and exercisable:

As of June 30, 2025
Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

354,908	6.60	$21.26	$-	256,738	5.59	$27.57	$-

As of June 30, 2024
Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

295,517	6.55	$30.36	$230,307	224,887	5.79	$37.54	$77,671

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of Unvested Restricted Stock Units

Balance at December 31, 2024	21,762
Granted	-
Vested	(2,416)
Cancelled	-
Balance at June 30, 2025	19,346

Number of Unvested Restricted Stock Units
Balance at December 31, 2023	-
Granted	21,762
Vested	-
Cancelled	-
Balance at June 30, 2024	21,762

The weighted average grant date fair value of restricted stock units awarded during the six months ended June 30, 2024 was $3.61 per share.

(f)	Common Stock Warrants

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity, which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires or may require the issuer to settle the obligation by transferring assets, to be classified as a liability. In accordance with ASC 480, the Company’s outstanding warrants from an offering conducted in 2019 (the “November 2019 Offering”) were classified as a liability. The liability was adjusted to fair value at each reporting period, with the changes in fair value recognized as gain (loss) on change in fair value of warrant liability in the Company’s consolidated statements of operations. The warrants issued in the November 2019 Offering allowed the warrant holder, if certain change in control events had occurred, the option to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a fundamental transaction. The warrants expired in November of 2024 and the related warranty liability was extinguished.

During the three and six months ended June 30, 2024, the Company recorded a non-cash loss of approximately $84,000 and $125,000 from the change in fair value of the November 2019 Offering warrants. The fair value of the warrants on June 30, 2024 was determined using the Black Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering) include (i) volatility of 110.64%, (ii) risk free interest rate of 5.45%, (iii) strike price of $8.50, (iv) fair value of common stock of $8.24, and (v) expected life of 0.4 years.

Additionally, in an offering in February 2020, the Company issued 296,593 common stock warrants. However, because these warrants did not provide the warrant holder the option to put the warrant back to the Company, the warrants were classified as equity. The common stock warrants from the February 2020 offering expired in February 2025 and no warrants were exercised during 2025 prior to their expiration.

No common stock warrants were exercised during either the three or six months ended June 30, 2025 or 2024. As of June 30, 2024, there were 113,795 warrants outstanding, with a weighted average exercise price of $8.72 per share and a remaining life of 0.5 years, with an aggregate intrinsic value of $0. As of June 30, 2025, there are no warrants outstanding.

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

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. During the three and six months ended June 30, 2025, and 2024, the Company did not receive any revenue from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, using up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net income (loss) for the three and six months ended June 30, 2025 and 2024 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$622,849	$89,565	$716,713	$7,706,738
Program expenses (1)
LPCN 1154	1,042,929	1,024,607	1,049,621	2,677,093
Other research and development programs	155,415	(30,916)	176,388	139,101
Non-program expenses (2)	735,511	1,252,539	1,736,128	2,759,176
Personnel costs	1,028,142	1,033,638	2,112,907	1,999,836
Stock-based compensation	65,205	102,265	136,207	201,571
Total segment operating income (loss)	(2,404,353)	(3,292,568)	(4,494,538)	(70,039)
Other income (loss) (3)	198,637	223,934	423,949	515,026
Net income (loss)	$(2,205,716)	$(3,068,634)	$(4,070,589)	$444,987

(1)	Includes external research and development expenses.
(2)	Includes general and administrative expenses, information technology, infrastructure, facilities, and intellectual property, and legal and professional fees.
(3)	Includes interest income and loss on warrant liability.

(13)	Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025 (the “2024 Form 10-K”), our first quarter report on Form 10-Q filed with the SEC on May 8, 2025, as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may,” “will,” “expect,” “continue,” “estimate,” “project,” and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A (Risk Factors) of our 2024 Form 10-K and Item 1A of our Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 8, 2025. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

On January 12, 2024, we entered into the Verity License Agreement with Verity Pharma, pursuant to which we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize the TLANDO product for TRT in the Licensed Verity Territory. Any FDA post-marketing studies required will also be the responsibility of our licensee, Verity Pharma.

In September 2024, we entered into the SPC License Agreement for the development and commercialization of TLANDO with SPC, pursuant to which the Company granted to SPC a non-transferable, exclusive, royalty-bearing license to commercialize our TLANDO product for TRT in the SPC Territory. In October 2024, we entered into the Pharmalink Distribution Agreement with Pharmalink, granting a non-transferable, exclusive, license to commercialize our TLANDO product specific to the GCC, including Saudi Arabia, Kuwait, UAE, Qatar, Bahrain, and Oman (the “Pharmalink Territory”). In April 2025, we entered into the Aché License Agreement with Aché pursuant to which we granted to Aché an exclusive license to commercialize our TLANDO product with respect to the Field, specific to the Aché Territory. Our ex-U.S. commercialization partners are planning to file marketing approval applications in Canada, one or more of the GCC countries, South Korea and Brazil in 2025 and/or 2026.

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”); LPCN 2401 for improved body composition in GLP-1 agonist use such as obesity management; LPCN 2101 for epilepsy; and LPCN 2203 for essential tremor. In addition to our clinical development product candidates, we have assets for which we expect to seek partnerships to enable further development including TLANDO for territories outside of the United States, Canada, South Korea, the GCC and Brazil, LPCN 1148 comprising a novel prodrug of testosterone and testosterone laurate (“TL”), for the management of decompensated cirrhosis, LPCN 1144, an oral prodrug of androgen receptor modulator for the treatment of non-cirrhotic metabolic dysfunction-associated steatohepatitis (“MASH”) which has completed Phase 2 testing; and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

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

Support our partners, Verity Pharma, SPC, Pharmalink, and Aché, in commercialization and/or development of our licensed oral TRT option. We believe the TRT market needs a differentiated, convenient oral option. We have exclusively licensed rights to TLANDO to Verity Pharma for commercialization of TLANDO in the Licensed Verity Territory, to SPC for commercialization in the SPC Territory, to Pharmalink the Pharmalink Territory and to Aché in the Aché Territory. We plan to support Verity Pharma’s, SPC’s, Pharmalink’s, and Aché’s efforts to effectively enable the availability of TLANDO to patients in a timely manner, in addition to receiving milestone and royalty payments associated with TLANDO commercialization as agreed to in the Verity License Agreement, the SPC License Agreement, the Pharmalink Distribution Agreement and the Aché License Agreement.

Develop partnership(s) to continue the advancement of pipeline assets. We continuously strive to prioritize our resources in seeking partnerships for our pipeline assets. We are currently exploring partnerships for our liver programs including LPCN 1144, our candidate for treatment of non-cirrhotic MASH and LPCN 1148 for the management of decompensated cirrhosis including prevention of the recurrence of overt hepatic encephalopathy (“OHE”), and we are also exploring partnerships for LPCN 2401 for management of incretin mimetics use as an adjunct therapy to or as a monotherapy post cessation of incretin mimetics use and LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside of the Licensed Verity Territory, the SPC Territory, the Pharmalink Territory and the Aché Territory, although as of the date of this report, no licensing agreement has been entered into by the Company in any other territories.

Our Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for PPD, LPCN 2401 as an aid for improved body composition and functionality in the management of GLP-1 agonist use in obese patients, LPCN 2101 for epilepsy, and LPCN 2203 for essential tremor. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of all of our products including but not limited to LPCN 1144, LPCN 1148, LPCN 2401, and LPCN 1107 as well as for the TRT assets outside of the Licensed Verity Territory, the SPC Territory, and the Pharmalink Territory.

TRT Franchise – TLANDO and LPCN 1111 (TLANDO XR)

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Verity License Agreement, in January 2024, we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize TLANDO, our product for TRT, in the U.S. and Canada effective February 1, 2024. TLANDO received FDA approval on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of Verity Pharma. Further, all future development and commercialization of LPCN 1111 in the Licensed Verity Territory will be the responsibility of Verity Pharma. In addition, in September 2024, we granted SPC an exclusive, royalty-bearing license to commercialize TLANDO in South Korea and in October 2024 we granted Pharmalink an exclusive license to commercialize TLANDO in the GCC countries. In April 2025, we granted Aché an exclusive license to commercialize and supply TLANDO in Brazil.

Proof-of-concept for TLANDO was initially established in 2006, and TLANDO was subsequently licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the three months ended June 30, 2025 and 2024, we incurred royalty expense of approximately $10,000 and $7,000, respectively, and during the six months ended June 30, 2025 and 2024, we incurred royalty expense of approximately $18,000 and $16,000, respectively.

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

Upon execution of the Pharmalink Distribution Agreement, Pharmalink paid us a non-refundable, non-creditable upfront fee in October 2024. Under the Pharmalink Distribution Agreement, we could receive additional payments in regulatory authorization milestones and we will supply TLANDO to Pharmalink at an agreed transfer price.

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

After completing PK studies and labeling studies such as a food effect study and PK profiling in women with PPD, we met with the FDA in the first quarter of 2025. In the meeting, we were advised that the FDA believes, in addition to the previously completed PK bridge data, an efficacy and safety study of oral LPCN 1154 in the target population will be required for 505(b)(2) NDA submission. Based on observed comparable exposure of LPCN 1154 and the reference drug in the PK bridge study, we have confirmed the target dosing regimen and initiated a phase 3 safety and efficacy study and successfully dosed LPCN 1154 in the first patient in the second quarter of 2025.

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

Injectable brexanolone (Zulresso®, Sage Therapeutics (“Sage”)) became the first FDA-approved treatment for postpartum depression. However, numerous factors limited the utilization of injectable brexanolone such as method of administration, cost, and safety concerns and at the end of 2024, Sage withdrew Zulresso from the market. In addition to Zulresso, Sage received FDA approval for zuranolone (brand name ZURZUVAE®) in August 2023 and Zurzuvae was launched commercially in December 2023. Zuranolone, a synthetic neuroactive steroid derivative, is an oral, once daily 14-day treatment for postpartum depression and is the first oral medication approved by the FDA for the treatment of postpartum depression. Per label, besides a long terminal half-life of approximately 19.7 to 24.6 hours and dosage modifications needed for concomitant use with CYP3A4 modulators, warnings and precautions include CNS depressant effects, impaired ability to drive or engage in other potentially hazardous activities and embryo-fetal toxicity. In June 2025, Sage announced the acquisition of Sage by Supernus Pharmaceuticals and Supernus’ intention to strengthen their leading presence in neuropsychiatric conditions with Sage’s innovative commercial product, ZURZUVAE. The transaction, which has been approved by the boards of directors of both companies, is expected to close in the third quarter of 2025, subject to customary closing conditions.

We believe LPCN 1154 targets the current unmet need for robust, rapid relief with 48-hour dosing duration through a convenient oral therapy candidate comprising bioidentical NASs with good tolerability.

LPCN 2101: NAS for Epilepsy

We are currently evaluating an additional NAS candidate, LPCN 2101, for epilepsy including women with epilepsy (“WWE”). We have completed pre-clinical and Phase 1 studies for LPCN 2101 which demonstrated promising PK results, safety and tolerability. In July 2022 our IND was accepted by the FDA for LPCN 2101 for adults with epilepsy and we plan to initiate a Phase 2 IND opening proof-of-concept study to evaluate the safety, tolerability, and efficacy of LPCN 2101, subject to resource prioritization.

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

LPCN 2401: Management of Incretin Mimetic Use in Obesity Management

LPCN 2401 is targeted to be a once daily oral formulation comprising a proprietary anabolic androgen receptor agonist. LPCN 2401 is expected to have a favorable benefit to risk profile as a non-invasive option for use as an adjunct to GLP-1 chronic weight management therapies for quality weight loss and/or as a monotherapy post cessation of GLP-1 chronic weight management therapies for weight and glycemic status maintenance with demonstrated benefits to the liver.

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

Target benefits of LPCN 2401 in combination with GLP-1 agonists include inducing quality weight loss by attenuation of functionality loss through improved body composition, entailing majority of weight loss through fat mass loss, amplification/acceleration of fat mass loss while lessening lean mass loss, a serious unmet need, especially for elderly and sarcopenic adult GLP-1 agonist users who are most vulnerable to accelerated lean mass loss and functional decline. In a recent study with 16 weeks of GLP-1 agonist use for weight management in elderly (60 yr and above) patients, a rapid loss of lean mass was observed with a median percentage of total body weight loss that is due to lean mass of 32% in 16 weeks. In addition, 43% of GLP-1 users lost ≥10% Stair Climb Power from baseline; the equivalent of almost eight years of expected age-related stair climb power loss was observed in just 4 months of GLP-1 use.

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

Per FDA Guidance (2025), for efficacy claims related to changes in body composition, trial design should include appropriate choice of population and selection of endpoints that measure how a patient feels, functions, or survives, to potentially support such a claim. Consistent with regulatory guidance, we plan to conduct a proof-of-concept phase 2 study for LPCN 2401 in elderly obese and overweight GLP-1 eligible patients, with appropriate body composition and functional end points such as stair climb performance measure

We plan to initiate a proof-of-concept study evaluating LPCN 2401 as an adjunct to GLP-1 agonist use in the third quarter of 2025. We may explore the possibility of partnering LPCN 2401 with a third party, although no partnering agreement has been entered into by us. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

Disease and Market Overview – GLP-1 Agonist Use and Obesity Management

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

LPCN 1148: Oral Product Candidate for the Management of Decompensated Cirrhosis

We studied LPCN 1148 comprising testosterone laurate (“TL”) for the management of decompensated cirrhosis. We believe LPCN 1148 targets unmet needs for cirrhosis subjects including improvement in the quality of life of patients while on the liver transplant waiting list, prevention or reduction in the occurrence of new decompensation events such as OHE, and improvement in post liver transplant survival, including outcomes and costs. We are exploring the possibility of partnering with a third party for the development and/or marketing of LPCN 1148, although no partnering agreement has been entered into by the Company. No assurance can be given that any partnering agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

Disease Overview – Cirrhosis

Annually, cirrhosis has caused more than 1 million deaths worldwide, and there are over 500,000 people living with decompensated cirrhosis in the U.S. Non-alcoholic fatty liver disease is the most rapidly increasing indication for liver transplant. 62% of those on the liver transplant (“LT”) waitlist are male and the economic burden (approximately $812,500/transplant) is high and continues to increase. Each year about half of the approximately 17,000 people in U.S. on the LT waitlist undergo transplant, while nearly 3,000 patients either die or are removed from the list because they were “too sick to transplant.”

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

Recent Competition Update

On October 5, 2020, the FDA’s Center for Drug Evaluation and Research (“CDER”) proposed that Makena be withdrawn from the market because the PROLONG trial failed to verify the clinical benefit of Makena and concluded that the available evidence does not show Makena is effective for its approved use and on April 6, 2023, the FDA withdrew its approval of Makena and ordered the immediate withdrawal of Makena and several approved generic versions of the drug, making it unlawful for the drug to be distributed in the U.S. The FDA stated that in light of the unmet need for a treatment for preventing preterm birth and improving neonatal outcomes, it is imperative that the medical and scientific communities increase their efforts to find effective treatments and stated their hope that the decision to withdraw Makena will help galvanize further research. The FDA further stated their commitment to working together with patients, researchers, and drug developers to advance the development of safe and effective therapies that are urgently needed as a treatment for the prevention of preterm birth.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until our FDA approved product receives regulatory approval outside the U.S. and Canada or until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through June 30, 2025, we have generated $53.8 million in revenue under our various license and collaboration arrangements and from government grants. We have entered into the Verity License Agreement, the SPC License Agreement, the Pharmalink Distribution Agreement, and the Aché License Agreement with the potential for revenue from future milestones, royalties and/or product sales, but we may never generate revenues from any of our clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $157.8 million in research and development expenses through June 30, 2025.

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

We expect to continue to incur significant research and development expenses in the future as we complete on-going clinical studies, including studies for our CNS product candidates, including a Phase 3 study for LPCN 1154, and as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with LPCN 2401 or our development product candidates and when and if we conduct clinical studies for LPCN 2101 or LPCN 2203 and/or Phase 3 clinical studies with LPCN 1144, LPCN 1148, and LPCN 1107. We are also exploring the possibility of licensing all of our product candidates, although we have not entered into a licensing agreement and no assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such agreement would be on terms favorable to us. If we are unable to raise additional capital or obtain non-dilutive financing, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Variance
Revenue	$622,849	$89,565	$533,284
Research and development expenses	2,136,769	1,874,721	262,048
General and administrative expenses	890,433	1,507,412	(616,979)
Interest and investment income	198,637	308,845	(110,208)
Unrealized loss on warrant liability	-	(84,430)	84,430
Income tax expense	-	(481)	481

Revenue

We recognized royalty revenue from TLANDO sales of $123,000 during the three months ended June 30, 2025, compared to royalty revenue of $90,000 during the three months ended June 30, 2024. License revenue of $500,000 and $0 was recognized in the three months ended June 30, 2025, and 2024, respectively.

Research and Development Expenses

The increase in research and development expenses during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 consists of a $153,000 increase in costs related to the initiation of our LPCN 2401 clinical studies, an $81,000 increase in other research and development costs, and a $28,000 increase in personnel related costs.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily consists of a $350,000 decrease in business development fees and consulting expenses incurred in 2024, a $184,000 decrease in legal fees, a $40,000 decrease in Delaware franchise tax as a result of the reduction in authorized common stock from 200,000,000 down to 75,000,000 shares, a $25,000 decrease in other professional fees and general and administrative related costs, and an $18,000 decrease in corporate insurance premiums.

Interest and Investment Income

The decrease in interest and investment income during the three months ended June 30, 2025 compared to interest and investment income during the three months ended June 30, 2024 was due to lower interest rates and lower cash and marketable investment securities balances in 2025 as compared to 2024.

Gain (Loss) on Warrant Liability

There were no outstanding common stock warrants from the November 2019 Offering in 2025 as the liability was extinguished when the November 2019 warrants expired in November 2024.

We recorded a loss of approximately $84,000 on warrant liability during the three months ended June 30, 2024, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The loss in 2024 resulted from an increase in the fair value of warrants mainly due to a higher stock price at the end of the second quarter of 2024 compared to the stock price at the end of the first quarter of 2024. There were also no warrants exercised during the three months ended June 30, 2024. The warrants were classified as a liability due to a provision contained within the warrant agreement which allowed the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Variance
Revenue	$716,713	$7,706,738	$(6,990,025)
Research and development expenses	3,198,341	4,693,646	(1,495,305)
General and administrative expenses	2,012,910	3,083,131	(1,070,221)
Interest and investment income	424,149	640,209	(216,060)
Unrealized loss on warrant liability	-	(124,502)	124,502
Income tax expense	(200)	(681)	481

Revenue

We recognized revenue of $717,000 and $7.7 million during the six months ended June 30, 2025 and 2024, respectively. Revenue during the six months ended June 30, 2025, consists of license revenue of $500,000 compared to license revenue of $7.5 million resulting from our Verity Licensing Agreement during the same period in 2024. During the six months ended June 30, 2025, and 2024, we recognized royalty revenue from TLANDO sales of $217,000 and $207,000, respectively.

Research and Development Expenses

The decrease in research and development expenses during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 consists of a $1.6 million decrease resulting from lower costs related to our LPCN 1154 Phase III clinical study in 2025 as compared to LPCN 1154 studies which occurred in 2024 and a $22,000 decrease in other research and development related costs and supplies in 2025, offset by a $126,000 increase in costs related to the initiation of our LPCN 2401 clinical studies and a $28,000 increase in personnel related costs.

General and Administrative Expenses

The decrease in general and administrative expenses during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily consists of a $512,000 decrease related to the one-time business development fees incurred in 2024 in conjunction with the Verity License Agreement, a $410,000 decrease in other business development expense, a $110,000 decrease in legal fees, a $36,000 decrease in corporate insurance premiums, and a $22,000 decrease in professional fees and other general and administrative costs, offset by a $20,000 increase in personnel related costs.

Interest and Investment Income

The decrease in interest and investment income during the six months ended June 30, 2025 compared to interest and investment income during the six months ended June 30, 2024 was due to lower interest rates and lower cash and marketable investment securities balances in 2025 as compared to 2024.

Gain (Loss) on Warrant Liability

There were no outstanding common stock warrants from the November 2019 Offering in 2025 as the liability had been extinguished when the November 2019 warrants expired in November 2024.

We recorded a loss of approximately $125,000 on warrant liability during the six months ended June 30, 2024, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The loss in 2024 resulted from an increase in the fair value of warrants mainly due to a higher stock price at the end of the second quarter of 2024 compared to the stock price at the end of the fourth quarter of 2023. No warrants were exercised during the six months ended June 30, 2024. The warrants were classified as a liability due to a provision contained within the warrant agreement which allowed the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control.

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

As of June 30, 2025, we had $17.9 million of unrestricted cash, cash equivalents and marketable investment securities compared to $21.6 million at December 31, 2024.

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

Previously on March 6, 2017, we entered into the Cantor Sales Agreement with Cantor under which we agreed to sell shares of our common stock, having registered up to $50.0 million for sale under the Cantor Sales Agreement. During the year ended December 31, 2024, we sold 32,110 shares of our common stock under the Cantor Sales Agreement at a weighted-average sales price of $6.77 per share, resulting in net proceeds of approximately $209,000, which is net of approximately $8,000 in expenses. On April 24, 2024, we terminated the Cantor Sales Agreement. From the inception to the termination of the Cantor Sales Agreement, we sold, in aggregate, 996,821 shares of our common stock for $33.5 million.

On April 26, 2024, we entered into the A.G.P. Sales Agreement with A.G.P. pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to the amount we registered on an effective registration statement pursuant to which the offering is being made. We currently have registered up to $10,616,169 of shares of common stock for sale under the A.G.P. Sales Agreement, pursuant to the Form S-3, through A.G.P. as sales agent. A.G.P. may sell our common stock by any method permitted by law deemed to be an ATM offering as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. A.G.P. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares under the A.G.P. Sales Agreement. We will pay A.G.P. 3.0% of the aggregate gross proceeds from each sale of shares under the A.G.P. Sales Agreement. In addition, we have also provided A.G.P. with customary indemnification rights.

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

During the three and six months ended June 30, 2025, we sold 23,739 shares of common stock at a weighted average price of $3.29 per share pursuant to the A.G.P. Sales Agreement for aggregate net proceeds of approximately $76,000, after paying commissions of approximately $2,000 to A.G.P, as sales agent.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least August 5, 2026, which include a Phase 3 clinical study for LPCN 1154 and a POC study for LPCN 2401, research and development activities, and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and/or LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least August 5, 2026, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities, either before or after August 5, 2026, to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the A.G.P. Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(3,855,491)	$(90,258)
Cash used in investing activities	3,617,927	662,531
Cash used in financing activities	75,618	209,340

Net Cash from Operating Activities

During the six months ended June 30, 2025 and 2024, net cash used in operating activities was $3.9 million and $90,000, respectively.

Net cash used in operating activities during the six months ended June 30, 2025, was primarily attributable to cash required to support ongoing operations, including research and development activities related to the commencement of our LPCN 1154 Phase III clinical trial, offset by the licensing fee received. Net cash used in operating activities during the six months ended June 30, 2024, was primarily attributable to cash outlays to support ongoing operations, including research and development expenses and general and administrative expenses, offset by the cash provided by the Verity License Agreement of $7.5 million.

Net Cash from Investing Activities

During the six months ended June 30, 2025 and 2024, net cash provided by investing activities was $3.6 million and $663,000, respectively.

Net cash provided by investing activities during the six months ended June 30, 2025 and 2024, was primarily the result of the maturities of marketable investments securities, net. There were no capital expenditures during either the six months ended June 30, 2025 or 2024.

Net Cash from Financing Activities

During the six months ended June 30, 2025 and 2024, net cash provided by financing activities was approximately $76,000 and $209,000, respectively.

Net cash provided by financing activities during the six months ended June 30, 2025 primarily resulted from the sale of 23,739 shares of common stock at a weighted average price of $3.29 per share pursuant to the A.G.P. Sales Agreement. Net cash provided by financing activities during the six months ended June 30, 2024, primarily resulted from the sale of 32,110 shares of common stock at a weighted average price of $6.77 per share pursuant to the Cantor Sales Agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. GAAP. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We concluded that licensing revenue recognized in conjunction with the Verity License Agreement met the requirements under ASC 606, Revenue from Contracts with Customers. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. License revenue from payments to be received in the future will be recognized when it is probable that we will receive license payments under the terms of the Verity License Agreement, the SPC License Agreement or the Pharmalink Distribution Agreement (see Footnote 7 – Contractual Agreements for disclosure regarding the SPC License Agreement and the Pharmalink Distribution Agreement).

There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our 2024 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

There have been no material changes to the Company’s market risk during the first six months of 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2025.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s 2024 Form 10-K, filed with the SEC on March 13, 2025, and the risk factors discussed in Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025, and in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition, and/or operating results.

The following are the risk factors that have materially changed from our risk factors included in our 2024 Form 10-K:

Risks Related to Our Business and Industry

LPCN 1154 is in development and an NDA submission may not be filed, or if filed, may not be accepted by the FDA.

LPCN 1154 is currently in development. There can be no assurance as to whether the results of the clinical trials in LPCN 1154 for postpartum depression will support an NDA submission or whether an NDA submission will be accepted for review or approved by the FDA, including the oral route related brexanolone or its metabolites exposure profile relative to injectable brexanolone. A safety and efficacy study in the patient population is ongoing, however there can be no assurance that the safety and efficacy study will be completed, or that the results from the study will meet the primary endpoint. Further, there can be no assurance that additional studies will not be required, and if they are required that we will have sufficient resources to conduct such additional studies to enable an NDA submission.

LPCN 1154 may not achieve planned commercialization or commercialization objectives for a variety of reasons.

Commercialization of LPCN 1154 is likely dependent on us finding a partner to market and sell LPCN 1154, if approved. We are exploring the possibility of partnering LPCN 1154 to a third party for commercialization, however we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. We cannot be certain as to whether label language required by the FDA will require warnings, blackbox or otherwise, as to the safety or efficacy of LPCN 1154 which could negatively affect the commercialization of LPCN 1154, if approved. If we are unable to successfully partner or otherwise develop and get regulatory approval for LPCN 1154, LPCN 1154 may never be commercialized.

There can be no assurance there will not be any third-party patent infringement proceedings against us. Such proceedings could delay or prevent further development of LPCN 1154.

In addition, we rely on third party vendors for our supply of brexanolone, the active pharmaceutical in LPCN 1154. If our third party suppliers are not able to supply brexanolone on a timely basis, or if the cost of obtaining brexanolone increases, our ability to successfully develop and commercialize LPCN 1154 will be adversely affected.

Risks Related to Ownership of Our Common Stock

Our management and directors will be able to exert influence over our affairs.

As of June 30, 2025, our executive officers and directors beneficially owned approximately 6.5% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $2.83 and as high as $7.83 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions, and our customers; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our 2024 Form 10-K. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1154, LPCN 1148, and LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of June 30, 2025, we had an accumulated deficit of approximately $203.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity. We expect to continue to incur significant research and development expenses in connection with clinical trials associated with LPCN 1154 and LPCN 2401, and potentially with LPCN 2101, LPCN 2203, LPCN 1148, LPCN 1144 and LPCN 1107, if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2401, LPCN 2101, LPCN 2203, and possibly LPCN 1148, LPCN 1144, and LPCN 1107, in addition to our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

ITEM 5.	OTHER INFORMATION

10b5-1 Trading Plans

During the second quarter of 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	333-178230	3.4	6/28/2022

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	333-178230	3.2	5/11/2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	333-178230	3.4	6/4/2025

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	333-178230	3.1	12/1/2015

3.6	Certificate of Increase of Series A Junior Participating Preferred Stock	8-K	333-178230	3.1	11/1/2021

3.7	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	333-178230	3.1	10/22/2024

3.8	Certificate of Designation of Series B Preferred Stock	8-K	333-178230	3.2	3/10/2023

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: August 5, 2025	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: August 5, 2025	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

