Form 10-Q
period 2025-09-30
Lipocine Inc.
filed 2025-11-06
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to_____________

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

Outstanding Shares

As of November 5, 2025 the registrant had 5,551,931 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,901,040	$6,205,926
Marketable investment securities	11,230,031	15,427,385
Accrued interest income	115,272	120,447
Prepaid and other current assets	683,797	567,915

Total current assets	15,930,140	22,321,673

Property and equipment, net of accumulated depreciation of $1,269,098 and $1,223,297 respectively	119,274	165,075
Other assets	23,753	23,753

Total assets	$16,073,167	$22,510,501

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$861,452	$271,696
Accrued expenses	749,667	921,240
Deferred revenue	320,000	320,000

Total current liabilities	1,931,119	1,512,936

Total liabilities	1,931,119	1,512,936

Commitments and contingencies (notes 8 and 11)

Stockholders’ equity:
Common stock, par value $0.0001 per share, 75,000,000 shares authorized; 5,420,592 and 5,348,276 issued and 5,420,256 and 5,347,940 outstanding, respectively	8,870	8,863
Additional paid-in capital	221,195,546	220,789,138
Treasury stock at cost, 336 shares	(40,712)	(40,712)
Accumulated other comprehensive income	4,627	9,138
Accumulated deficit	(207,026,283)	(199,768,862)

Total stockholders’ equity	14,142,048	20,997,565

Total liabilities and stockholders’ equity	$16,073,167	$22,510,501

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues:
License revenue	$-	$-	$500,000	$7,500,000
Royalty revenue	114,574	-	331,287	206,738
Total revenues	114,574	-	831,287	7,706,738

Operating expenses:
Research and development	2,707,777	1,585,233	5,906,118	6,278,881
General and administrative	767,837	1,045,240	2,780,747	4,128,371
Total operating expenses	3,475,614	2,630,473	8,686,865	10,407,252

Operating loss	(3,361,040)	(2,630,473)	(7,855,578)	(2,700,514)

Other income:
Interest and investment income	174,208	273,574	598,357	913,784
Unrealized gain on warrant liability	-	138,081	-	13,580
Total other income	174,208	411,655	598,357	927,364

Loss before income tax expense	(3,186,832)	(2,218,818)	(7,257,221)	(1,773,150)

Income tax expense	-	-	(200)	(681)
Net loss attributable to common shareholders	$(3,186,832)	$(2,218,818)	$(7,257,421)	$(1,773,831)

Basic loss per share attributable to common stock	$(0.59)	$(0.41)	$(1.35)	$(0.33)
Weighted average common shares outstanding, basic	5,413,149	5,347,940	5,371,458	5,335,941
Diluted loss per share attributable to common stock	$(0.59)	$(0.44)	$(1.35)	$(0.33)
Weighted average common shares outstanding, diluted	5,413,149	5,347,940	5,371,458	5,335,941

Comprehensive income (loss):
Net loss	$(3,186,832)	$(2,218,818)	$(7,257,421)	$(1,773,831)
Net unrealized income (loss) on marketable investment securities	5,870	19,661	(4,511)	2,683
Comprehensive loss	$(3,180,962)	$(2,199,157)	$(7,261,932)	$(1,771,148)

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Stockholder’s Equity
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at June 30, 2024	5,347,940	$8,863	336	$(40,712)	$220,582,158	$(9,719)	$(199,332,227)	$21,208,363

Net loss	-	-	-	-	-	-	(2,218,818)	(2,218,818)

Unrealized net income on marketable investment securities	-	-	-	-	-	19,661	-	19,661

Stock-based compensation	-	-	-	-	107,894	-	-	107,894

Balances at September 30, 2024	5,347,940	$8,863	336	$(40,712)	$220,690,052	$9,942	$(201,551,045)	$19,117,100

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2023	5,315,830	$8,860	336	$(40,712)	$220,171,250	$7,259	$(199,777,214)	$20,369,443

Net loss	-	-	-	-	-	-	(1,773,831)	(1,773,831)

Unrealized net income on marketable investment securities	-	-	-	-	-	2,683	-	2,683

Stock-based compensation	-	-	-	-	309,465	-	-	309,465

Common stock sold through ATM offering, net of costs	32,110	3	-	-	209,337	-	-	209,340

Balances at September 30, 2024	5,347,940	$8,863	336	$(40,712)	$220,690,052	$9,942	$(201,551,045)	$19,117,100

	Stockholder’s Equity
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at June 30, 2025	5,374,095	8,865	336	(40,712)	221,000,961	(1,243)	(203,839,451)	17,128,420

Net loss	-	-	-	-	-	-	(3,186,832)	(3,186,832)

Unrealized net income on marketable investment securities	-	-	-	-	-	5,870	-	5,870

Stock-based compensation	-	-	-	-	53,256	-	-	53,256

Vesting of restricted stock units	1,209	-	-	-	-	-	-	-

Common stock sold through ATM offering, net of costs	44,952	5	-	-	141,329	-	-	141,334

Balances at September 30, 2025	5,420,256	$8,870	336	$(40,712)	$221,195,546	$4,627	$(207,026,283)	$14,142,048

	Stockholder’s Equity
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2024	5,347,940	$8,863	336	$(40,712)	$220,789,138	$9,138	$(199,768,862)	$20,997,565

Net loss	-	-	-	-	-	-	(7,257,421)	(7,257,421)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(4,511)	-	(4,511)

Stock-based compensation	-	-	-	-	189,463	-	-	189,463

Vesting of restricted stock units	3,625	-	-	-	-	-	-	-

Common stock sold through ATM offering, net of costs	68,691	7	-	-	216,945	-	-	216,952

Balances at September 30, 2025	5,420,256	$8,870	336	$(40,712)	$221,195,546	$4,627	$(207,026,283)	$14,142,048

See accompanying notes to condensed consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:

Net loss	$(7,257,421)	$(1,773,831)

Adjustments to reconcile net loss to cash used in
operating activities:

Depreciation expense	45,801	25,535
Stock-based compensation expense	189,463	309,465
Non-cash gain on change in fair value of warrant liability	-	(13,580)
Amortization of discounts on marketable investment securities	(126,533)	(579,290)

Changes in operating assets and liabilities:
Accrued interest income	5,175	(39,228)
Prepaid and other current assets	(115,882)	184,600
Accounts payable	589,756	(1,110,630)
Accrued expenses	(171,573)	73,799

Cash used in operating activities	(6,841,214)	(2,923,160)

Cash flows from investing activities:
Purchase of property and equipment	-	(80,067)
Purchases of marketable investment securities	(10,280,624)	(23,134,930)
Maturities of marketable investment securities	14,600,000	24,900,000

Net cash provided by investing activities	4,319,376	1,685,003

Cash flows from financing activities:

Net proceeds from sale of common stock through ATM	216,952	209,340
Cash provided by financing activities	216,952	209,340

Net decrease in cash and cash equivalents	(2,304,886)	(1,028,817)

Cash and cash equivalents at beginning of period	6,205,926	4,771,758

Cash and cash equivalents at end of period	$3,901,040	$3,742,941

Supplemental disclosure of cash flow information:
Income taxes paid	$200	681

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain (loss) on available-for-sale securities	$(4,511)	$2,683

See accompanying notes to consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2025.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least November 6, 2026. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. While the Company believes it has sufficient liquidity and capital resources to fund our projected operating requirements through at least November 6, 2026, the Company will need to raise additional capital through the equity or debt markets or via out-licensing activities to support its operations. If the Company is unsuccessful in raising additional capital, its long-term ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 1154, LPCN 2101, LPCN 2401, LPCN 2203, LPCN 1148, and/or LPCN 1107. Conversely, the Company’s capital resources could last longer if the Company reduces expenses, reduces the number of activities currently contemplated under its operating plan, or terminates, modifies the design of or suspends on-going clinical studies.

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

Revenue Concentration

A major partner is considered to be one that comprises more than 10% of the Company’s total revenues. For the three months ended September 30, 2025, the Company recognized royalty revenue of approximately $115,000. Revenue recognized in the three months ended September 30, 2025 was 100% from one major customer, Verity Pharma. For the nine months ended September 30, 2025, the Company recognized licensing revenue of $500,000 and royalty revenue of approximately $331,000. Revenue recognized during the nine months ended September 30, 2025 was 60% and 40%, respectively, from two major customers, Aché and Verity Pharma. For the three months ended September 30, 2024, the Company did not recognize any licensing or royalty revenue. For the nine months ended September 30, 2024, the Company recognized licensing revenue of $7.5 million relating to the Verity License Agreement, approximately $140,000 of royalty revenue from the Verity License Agreement, and $67,000 of royalty revenue from the license agreement with Antares Pharma (“Antares”). Revenue recognized in the nine months ended September 30, 2024 was 99% from one major customer, Verity Pharma.

(3)	Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional potential common shares that would have been outstanding related to dilutive options, warrants and unvested restricted stock units to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted loss per share of common stock for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings (loss) per share attributable to common stock:
Numerator
Net income (loss)	$(3,186,832)	$(2,218,818)	$(7,257,421)	$(1,773,831)

Denominator
Weighted avg. common shares outstanding	5,413,149	5,347,940	5,371,458	5,335,941

Basic earnings (loss) per share attributable to common stock	$(0.59)	$(0.41)	$(1.35)	$(0.33)

Diluted earnings (loss) per share attributable to common stock:
Numerator
Net income (loss)	$(3,186,832)	$(2,218,818)	$(7,257,421)	$(1,773,831)
Effect of dilutive securities on net earnings (loss):
Common stock warrants	-	138,081	-	13,580

Total net income (loss) for purpose of calculating diluted net income (loss) per common share	$(3,186,832)	$(2,356,899)	$(7,257,421)	$(1,787,411)
Denominator
Weighted avg. common shares outstanding	5,413,149	5,347,940	5,371,458	5,335,941
Weighted average effect of dilutive securities:
Stock options	-	-	-	-
Restricted stock units	-	-	-	-
Total shares for purpose of calculating diluted net earnings (loss) per common share	5,413,149	5,347,940	5,371,458	5,335,941

Diluted earnings (loss) per share attributable to common stock	$(0.59)	$(0.44)	$(1.35)	$(0.33)

The computation of diluted loss per share for the three and nine months ended September 30, 2025 and 2024 does not include the following stock options and warrants to purchase shares of common stock or unvested restricted stock units in the computation of diluted loss per share because these instruments were antidilutive:

	For the Three and Nine Months Ended
	September 30,
	2025	2024
Stock options	348,497	286,484
Unvested restricted stock units	18,137	21,762
Warrants	-	49,333

(4)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of September 30, 2025, and December 31, 2024, were as follows:

September 30, 2025	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Government treasury bills	$11,225,404	$4,690	$(63)	$11,230,031

	$11,225,404	$4,690	$(63)	$11,230,031

December 31, 2024	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Government treasury bills	$15,418,247	$9,138	$-	$15,427,385

	$15,418,247	$9,138	$-	$15,427,385

Maturities of debt securities classified as available-for-sale securities as of September 30, 2025 are as follows:

September 30, 2025	Amortized Cost	Aggregate Fair Value
Due within one year	$11,225,404	$11,230,031
	$11,225,404	$11,230,031

There were no sales of marketable investment securities during either the three or nine months ended September 30, 2025 or 2024 and therefore no realized gains or losses. Additionally, during the three months ended September 30, 2025 and 2024, $5.9 million and $6.7 million of marketable investment securities matured, respectively, and during the nine months ended September 30, 2025 and 2024, $14.6 million and $24.9 million of marketable investment securities matured, respectively. The Company determined there were no other-than-temporary impairments for either the three or nine months ended September 30, 2025 or 2024.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

		Fair value measurements at reporting date using
	September 30, 2025	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$3,833,820	$3,833,820	$-	$-
Government treasury bills	11,230,031	11,230,031	-	-
	$15,063,851	$15,063,851	$-	$-

		Fair value measurements at reporting date using
	December 31, 2024	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$6,155,167	$6,155,167	$-	$-
Government treasury bills	15,427,385	15,427,385	-	-

	$21,582,552	$21,582,552	$-	$-

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or changes in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2025.

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

As of September 30, 2025 and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Under the Verity License Agreement with Verity Pharma, during the three months ended September 30, 2025 and 2024, the Company recognized royalty revenue of approximately $115,000 and $0, respectively, and for the nine months ended September 30, 2025 and 2024, approximately $331,000 and $140,000, respectively. The Company also recognized $7.5 million in license revenue during the nine months ended September 30, 2024 under the Verity License Agreement.

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

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc. (“Abbott”)) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that the Company will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. The Company incurred royalty expense of approximately $10,000 and $0 during the three months ended September 30, 2025 and 2024, respectively. The Company incurred royalty expense of approximately $28,000 and $16,000 during the nine months ended September 30, 2025 and 2024, respectively.

(f)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct pre-clinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and primarily clinical researchers who serve as advisors to the Company. The Company incurred expenses of approximately $2.1 million and $740,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $3.5 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively, under these agreements and has recorded these expenses in research and development expenses.

(8)	Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2026.

Future minimum lease payments under the non-cancelable operating lease as of September 30, 2025 are:

Operating
Lease

2025	$94,320
2026	62,880

Total minimum lease payments	$157,200

The Company’s rent expense was $94,000 and $92,000 for the three months ended September 30, 2025 and 2024, respectively. The Company’s rent expense was $281,000 and $274,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

During the nine months ended September 30, 2025, the Company sold 68,691 shares of common stock pursuant to the A.G.P. Sales Agreement at a weighted average price of $3.26 per share, for aggregate gross proceeds of $224,000, and net proceeds of $217,000, after deducting sales agent commission.

Previously, on March 6, 2017, the Company entered into a sales agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering was made. During 2024, the Company sold 32,110 shares of its common stock pursuant to the Cantor Sales Agreement. On April 24, 2024, the Cantor Sales Agreement was terminated.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the common stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost that has been expensed in the statements of operations amounted to approximately $53,000 and $108,000, respectively, for the three months ended September 30, 2025 and 2024, and approximately $189,000 and $309,000, respectively for the nine months ended September 30, 2025 and 2024. The expense is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development	$27,630	$58,168	$96,848	$171,033
General and administrative	25,626	49,726	92,615	138,432
	$53,256	$107,894	$189,463	$309,465

The Company did not issue any stock options during each of the three months ended September 30, 2025 and 2024, and issued 25,191 and 34,446 stock options during the nine months ended September 30, 2025 and 2024, respectively.

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

For options granted during the nine months ended September 30, 2025 and 2024, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

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

As of September 30, 2025, there was approximately $245,000 of total unrecognized compensation cost related to unvested stock option compensation granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 1.0 years and will be adjusted for subsequent changes in estimated forfeitures. Additionally, as of September 30, 2025, there was $65,000 of total unrecognized compensation costs related to unvested restricted stock units that have either time-based or performance vesting.

(d)	Stock Option Plan

In April 2014, the Board adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 58,823 shares were authorized for issuance under the 2014 Plan. Additionally, 15,994 remaining authorized shares under the 2011 Equity Incentive Plan were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 74,817 to 145,405. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 145,405 to 189,522. Upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 189,522 to 336,582. In June 2024, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted from 336,582 to 600,000. The Board, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 600,000 shares of common stock are authorized for issuance under the 2014 Plan, with 204,066 shares remaining available for grant as of September 30, 2025.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2023	262,247	$34.21
Options granted	84,715	4.79
Options exercised	-	-
Options forfeited	(10,209)	142.99
Options cancelled	(1,495)	5.23
Balance at December 31, 2024	335,258	23.59
Options granted	25,191	4.28
Options exercised	-	-
Options forfeited	(6,411)	4.64
Options cancelled	(5,541)	85.10
Balance at September 30, 2025	348,497	21.57

Options exercisable at September 30, 2025	262,754	27.08

The following table summarizes information about stock options outstanding and exercisable:

As of September 30, 2025
Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

348,497	6.19	$21.57	$-	262,754	5.25	$27.08	$-

As of September 30, 2024
Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

286,484	6.50	$26.79	$13,069	224,430	5.85	$32.33	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of Unvested Restricted Stock Units

Balance at December 31, 2024	21,762
Granted	-
Vested	(3,625)
Cancelled	-
Balance at September 30, 2025	18,137

Number of Unvested Restricted Stock Units
Balance at December 31, 2023	-
Granted	21,762
Vested	-
Cancelled	-
Balance at September 30, 2024	21,762

The weighted average grant date fair value of restricted stock units awarded during the nine months ended September 30, 2024 was $3.61 per share.

(f)	Common Stock Warrants

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity, which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires or may require the issuer to settle the obligation by transferring assets, to be classified as a liability. In accordance with ASC 480, the Company’s outstanding warrants from an offering conducted in 2019 (the “November 2019 Offering”) were classified as a liability. The liability was adjusted to fair value at each reporting period, with the changes in fair value recognized as gain (loss) on change in fair value of warrant liability in the Company’s consolidated statements of operations. The warrants issued in the November 2019 Offering allowed the warrant holder, if certain change in control events had occurred, the option to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a fundamental transaction. The warrants expired in November of 2024 and the related warrant liability was extinguished.

During the three and nine months ended September 30, 2024, the Company recorded a non-cash gain of approximately $138,000 and $13,600 from the change in fair value of the November 2019 Offering warrants. The fair value of the warrants on September 30, 2024 was determined using the Black Scholes option pricing model with the following Level 3 inputs (as defined in the November 2019 Offering) including (i) volatility of 107.82%, (ii) risk free interest rate of 4.87%, (iii) strike price of $8.50, (iv) fair value of common stock of $4.49, and (v) expected life of 0.1 years.

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

No common stock warrants were exercised during either the three or nine months ended September 30, 2025 or 2024. As of September 30, 2024, there were 113,795 warrants outstanding, with a weighted average exercise price of $8.72 per share and a remaining life of 0.25 years, with an aggregate intrinsic value of $0. As of September 30, 2025, there are no warrants outstanding.

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

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. During the three and nine months ended September 30, 2025, and 2024, the Company did not receive any revenue from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, using up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net income (loss) for the three and nine months ended September 30, 2025 and 2024 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$114,574	$-	$831,287	$7,706,738
Program expenses (1)
Lead clinical candidate	1,440,851	622,402	2,490,471	3,299,495
Other research and development programs	555,215	65,839	731,602	204,941
Non-program expenses (2)	792,412	826,028	2,528,542	3,585,204
Personnel costs	633,880	1,008,310	2,746,787	3,008,147
Stock-based compensation	53,256	107,894	189,463	309,465
Total segment operating income (loss)	(3,361,040)	(2,630,473)	(7,855,578)	(2,700,514)
Other income (loss) (3)	174,208	411,655	598,157	926,683
Net income (loss)	$(3,186,832)	$(2,218,818)	$(7,257,421)	$(1,773,831)

(1)	Includes external research and development expenses.
(2)	Includes general and administrative expenses, information technology, infrastructure, facilities, and intellectual property, and legal and professional fees.
(3)	Includes interest income and loss on warrant liability.

(13)	Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025 (the “2024 Form 10-K”), our first quarter report on Form 10-Q filed with the SEC on May 8, 2025, our second quarter report on Form 10-Q filed with the SEC on August 5, 2025, as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may,” “will,” “expect,” “continue,” “estimate,” “project,” and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A (Risk Factors) of our 2024 Form 10-K, Item 1A of our Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 8, 2025, and Item 1A of our Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 5, 2025. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

In September 2024, we entered into the SPC License Agreement for the development and commercialization of TLANDO with SPC, pursuant to which the Company granted to SPC a non-transferable, exclusive, royalty-bearing license to commercialize our TLANDO product for TRT in the SPC Territory. In October 2024, we entered into the Pharmalink Distribution Agreement with Pharmalink, granting a non-transferable, exclusive, license to commercialize our TLANDO product specific to the GCC, including Saudi Arabia, Kuwait, UAE, Qatar, Bahrain, and Oman (the “Pharmalink Territory”). In April 2025, we entered into the Aché License Agreement with Aché pursuant to which we granted to Aché an exclusive license to commercialize our TLANDO product with respect to the Field, specific to the Aché Territory. Verity Pharma filed a NDS for TLANDO in Canada in June 2025, and our other ex-U.S. commercialization partners are planning to file marketing approval applications in one or more of the GCC countries, South Korea and Brazil in 2025 and/or 2026.

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”); LPCN 2401 for improved body composition in GLP-1 agonist use such as obesity management; LPCN 2101 for epilepsy; and LPCN 2203 for essential tremor. In addition to our clinical development product candidates, we have assets for which we expect to seek partnerships to enable further development including TLANDO for territories outside of the United States, Canada, South Korea, the GCC and Brazil, LPCN 1148 comprising a novel prodrug of testosterone and testosterone laurate (“TL”), for the management of decompensated cirrhosis, and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

The following chart summarizes the status of our product candidate development and partnering programs:

Corporate Strategy

The key components of our corporate strategy are to:

Continue to leverage our drug delivery technology platform. Our goal is to become a leading biopharmaceutical company focused on leveraging our Lip’ral drug delivery technology platform to develop and register differentiated products to treat conditions with large unmet medical need through effective oral drug delivery. Our pipeline candidates are based on our Lip’ral drug delivery technology platform, validated through TLANDO, an approved commercial product. Lip’ral technology entails lipidic compositions which form an optimal dispersed phase in the gastrointestinal environment for improved absorption of highly water insoluble drugs. The drug loaded dispersed phase presents the drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving or enabling portal and/or lymphatic absorption post oral administration.

Advance LPCN 1154, LPCN 2101 and other CNS product candidates. We intend to focus on the development of endogenous neuroactive steroids (“NASs”) which have broad applicability in treating various CNS conditions where we can leverage our technology platform to develop highly differentiated oral therapeutics. Our priority is on the development of LPCN 1154, a 48-hour treatment duration, fast-acting oral antidepressant for postpartum depression (“PPD”) with potential for outpatient use, and we are currently evaluating an additional NAS candidate, LPCN 2101, for epilepsy including Drug Resistant Epilepsy (“DRE”) and women with epilepsy (“WWE”).

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

Develop partnership(s) to continue the advancement of pipeline assets. We continuously strive to prioritize our resources in seeking partnerships for our pipeline assets. We are currently exploring partnerships for LPCN 1148 for the management of decompensated cirrhosis including prevention of the recurrence of overt hepatic encephalopathy (“OHE”), and we are also exploring partnerships for LPCN 2401 for management of incretin mimetics use as an adjunct therapy to or as a monotherapy post cessation of incretin mimetics use and LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside of the Licensed Verity Territory, the SPC Territory, the Pharmalink Territory and the Aché Territory, although as of the date of this report, no licensing agreement has been entered into by the Company in any other territories.

Our Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for PPD, LPCN 2101 for epilepsy, LPCN 2401 as an aid for improved body composition and functionality in the management of GLP-1 agonist use in obese patients, and LPCN 2203 for essential tremor. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of all of our products including but not limited to LPCN 1148, LPCN 2401, LPCN 1144 and LPCN 1107 as well as for the TRT assets outside of the Licensed Verity Territory, the SPC Territory, the Pharmalink Territory and the Aché Territory.

TRT Franchise – TLANDO and LPCN 1111 (TLANDO XR)

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Verity License Agreement, in January 2024, we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize TLANDO, our product for TRT, in the U.S. and Canada effective February 1, 2024. TLANDO received FDA approval on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of Verity Pharma. Further, all future development and commercialization of LPCN 1111 in the Licensed Verity Territory will be the responsibility of Verity Pharma. In addition, in September 2024, we granted SPC an exclusive, royalty-bearing license to commercialize TLANDO in South Korea, in October 2024 we granted Pharmalink an exclusive license to commercialize TLANDO in the GCC countries, and in April 2025, we granted Aché an exclusive license to commercialize and supply TLANDO in Brazil.

Proof-of-concept for TLANDO was initially established in 2006, and TLANDO was subsequently licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, the rights to TLANDO were reacquired by us. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties are limited to $1 million in the first two calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties will be reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the three months ended September 30, 2025 and 2024, we incurred royalty expense of approximately $10,000 and $0, respectively, and during the nine months ended September 30, 2025 and 2024, we incurred royalty expense of approximately $28,000 and $16,000, respectively.

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

We believe through utilization of our proprietary technology we may have the ability to enable effective oral delivery of endogenous GABAA receptor PAMs which historically had been deemed to be not orally bioavailable. As a novel drug class, NASs have received considerable attention because of their potential to treat various neuropsychiatric conditions including depression, movement disorders, epilepsy, anxiety, and neurodegenerative diseases. We have conducted Phase 1 pharmacokinetic (“PK”) studies for each of our lead NAS candidates which have demonstrated promising PK results, safety, and tolerability and we are evaluating additional undisclosed CNS-focused candidates.

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a non-invasive, rapid onset, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. We have completed clinical oral PK studies including a pilot food effect study and PK dosing regimen confirmation studies. In June 2024, we announced results from a dosing regimen confirmation study which demonstrated LPCN 1154 meets bioequivalence with comparator, IV brexanolone, meeting standard bioequivalence criteria and Ctrough criteria. LPCN 1154 treatment was well-tolerated with no sedation nor somnolence events observed in the study.

After completing PK studies and labeling studies such as a food effect study and PK profiling in women with PPD, we met with the FDA in the first quarter of 2025. In the meeting, we were advised that the FDA believes, in addition to the previously completed PK dosing regimen confirmation data, an efficacy and safety study of oral LPCN 1154 in the target population will be required for 505(b)(2) NDA submission. Based on observed comparable exposure of LPCN 1154 and the reference drug in the PK bridge study, we have confirmed the target dosing regimen and initiated a Phase 3 safety and efficacy study and, as of the end of the third quarter of 2025, we had successfully randomized LPCN 1154 in one-third of the planned participants. The study design includes two Drug Safety Monitoring Board reviews, the first based on one-third enrollment and the second based on two-thirds enrollment.

We are exploring the possibility of partnering with a third party for the development and/or marketing of LPCN 1154, although no partnering agreement has been entered into by the Company. No assurance can be given that any partnering agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

PPD

PPD, a type of major depressive disorder with onset either during pregnancy or within four weeks of delivery, refers to depression persisting up to 12 months after childbirth. PPD can be clinically segmented by the severity of symptoms and presence of a comorbidity, including epilepsy. PPD is a life-threatening condition with few existing treatment options. Maternal depression and suicide can have far-reaching consequences for child development, family functioning, and the nation’s economy. Approximately 600,000 women are affected by PPD annually with approximately 240,000 women diagnosed with PPD, and approximately 144,000 of those diagnosed patients treated with prescription medication. We believe that PPD is a significant and growing market opportunity, and increased awareness of PPD and effective therapies is expected to increase diagnosis for symptomatic women with PPD.

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

Unmet Medical Need

We believe there is considerable unmet need within women with PPD due to a lack of convenient and fast-acting oral therapies with good tolerability, especially with respect to CNS depressant effects. Selective Serotonin Reuptake Inhibitors (“SSRIs”) have been the traditional choice for women with severe PPD and require weeks for onset of efficacy; therefore, a need for an oral treatment option with a faster onset of action, short treatment duration, and improved tolerability remains a significant unmet need in treating PPD, especially in mothers with moderate to severe depression prone to harmful actions.

Injectable brexanolone (Zulresso®, Sage Therapeutics (“Sage”)) became the first FDA-approved treatment for postpartum depression. However, numerous factors limited the utilization of injectable brexanolone such as method of administration, cost, and safety concerns and at the end of 2024, Sage withdrew Zulresso from the market. In addition to Zulresso, Sage received FDA approval for zuranolone (brand name ZURZUVAE®) in August 2023 and Zurzuvae was launched commercially in December 2023. Zuranolone, a synthetic neuroactive steroid derivative, is an oral, once daily 14-day treatment for postpartum depression and is the first oral medication approved by the FDA for the treatment of postpartum depression. Per label, besides a long terminal half-life of approximately 19.7 to 24.6 hours and dosage modifications needed for concomitant use with CYP3A4 modulators, warnings and precautions include CNS depressant effects, impaired ability to drive or engage in other potentially hazardous activities and embryo-fetal toxicity. In June 2025, Sage announced the acquisition of Sage by Supernus Pharmaceuticals and Supernus’ intention to strengthen their leading presence in neuropsychiatric conditions with Sage’s innovative commercial product, ZURZUVAE. The transaction closed in the third quarter of 2025.

We believe LPCN 1154 targets the current unmet need for robust, rapid relief with 48-hour duration through a convenient oral therapy candidate comprising bioidentical NASs with improved tolerability. If approved, we believe that LPCN 1154 has the potential to be a first-line therapy option in treating PPD, providing the following advantages over current treatment options:

○	Rapid relief: faster management of depression, reduced risk of suicidal thoughts and behaviors, fewer hospitalizations, positive outcomes in terms of mother and family relationships, and reduced financial burden.

○	Short treatment duration: better compliance, scheduling flexibility (e.g. weekend) with minimal family disruption, more amenable to discreet treatment, and a quick return to normal daily activities, including breast feeding and driving.

○	Improved tolerability: fewer CNS depressant effects, better adherence to dosing regimen, more quality time for baby care, and less dependence on caregiver support.

LPCN 2101: NAS for Epilepsy

We are currently evaluating an additional NAS candidate, LPCN 2101, for epilepsy including Drug Resistant Epilepsy and women with epilepsy. We have completed pre-clinical and Phase 1 studies for LPCN 2101 which demonstrated promising PK results, safety and tolerability. In July 2022 our IND was accepted by the FDA for LPCN 2101 for adults with epilepsy and we may initiate a Phase 2 proof-of-concept study to evaluate the safety, tolerability, and efficacy of LPCN 2101, subject to resource prioritization.

Disease Overview – Epilepsy

Epilepsy is one of the most common neurological disorders characterized by recurrent, unprovoked seizures caused by abnormal electrical activity in the brain. Epilepsy is defined by the 1) occurrence of at least two unprovoked seizures more than 24 hours apart, 2) occurrence of one unprovoked seizure and a probability of further seizures occurring over the next 10 years, and/or 3) diagnosis of an epilepsy syndrome. Patients with epilepsy have increased risk of mortality due to direct effects of seizures (e.g., status epilepticus, car accidents) and indirect effects of seizures (e.g., suicide, cardiovascular effects).

Epilepsy is a disorder of the brain that causes seizures, affecting the physical, mental, and social well-being of persons, and is associated with a 2 to 3 times greater mortality rate compared with the general population. About 60-65% of epilepsy is idiopathic and about 30% of patients are refractory or have DRE (i.e., epilepsy not well managed with currently available Anti-Seizure Medications (“ASMs”).

DRE: There are about 2.9 million adults and 456,000 children with active epilepsy, meaning they are either taking medication or have had a seizure in the past year, with approximately 150,000 new diagnoses annually. Approximately 38% of adults with epilepsy report having a disability and the unemployment rate among adults with epilepsy is approximately 29%. DRE is a significant clinical challenge in epilepsy care, with high social and occupational limitations. DRE affects 30-40% of epilepsy patients in the U.S. and DRE contributes heavily to the $24.5 billion annual epilepsy-related healthcare costs and DRE poses significant treatment challenges due to limited success with medications, and need for early identification.

Unmet needs in DRE: Many patients with DRE cycle through multiple ASMs with limited success. Seizures may cause physical injuries, and a minority may last long (status epilepticus) or recur in clusters and can be life-threatening. Rescue treatments (primarily benzodiazepines) do not prevent future seizures, they only stop the current episode. DRE patients are at high risk of seizure recurrence within hours or days after a cluster. There is a lack of post-rescue medications, especially for patients who experience recurrent seizure clusters or drug-resistant epilepsy and a need to transition effectively to maintenance therapy and sustain seizure control after acute treatment prevents status epilepticus and to prevent patients from requiring emergency room treatment for seizure management. There remains an unmet need for medications with novel mechanism of action and minimal cognitive, mood, or systemic side effects, especially for patients who experience recurrent seizure clusters or DRE.

WWE: It is estimated that approximately 1,000,000 childbearing (“CB”) aged women suffer from active epilepsy in the U.S. Women of CB age with epilepsy face many additional challenges due to hormonal influences on seizure activity and endocrine function throughout the different phases of their reproductive cycles. Elevated estrogen or decreased progesterone levels can exacerbate seizure frequency. Often, these women experience hormonal and endogenous NAS imbalances, coupled with fluctuations in the blood levels of ASMs that impact control of seizures, efficacy of oral contraceptives, any coexisting anxiety and/or depression and any associated sleep impairment. Epileptic patients are 5-20 times more likely to develop depression.

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

Unmet need to treat WWE in CB age

It is estimated that approximately 1,000,000 CB aged women suffer from active epilepsy in the U.S. Women of CB age with epilepsy face many additional challenges such as hormonal influences on seizure activity and endocrine function throughout the different phases of their reproductive cycles, and approximately 30% of patients with epilepsy cannot be efficiently controlled with available ASMs making consideration of newer pharmacological treatment development options important.

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

Other Pipeline Candidates

We continue to pursue opportunities for partnering and/or development arrangements for the continued development and/or marketing of LPCN 2401, LPCN 1148, and LPCN 1107. Depending on available resources and feedback received from the FDA, we may proceed with a POC study for LPCN 2401 in the future, but otherwise we do not currently anticipate conducting any further significant development activities with respect to these products and product candidates without the participation of a partner. There can be no guarantee that we will be able to identify or enter into partnering arrangements on terms that are beneficial to us or at all. Even if we do enter into partnering arrangements, such arrangements may not be sufficient to successfully develop and commercialize these products.

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

Target benefits of LPCN 2401 in combination with GLP-1 agonists include inducing quality weight loss by attenuation of functionality and activities of daily life loss through improved body composition, entailing majority of weight loss through fat mass loss, amplification/acceleration of fat mass loss while lessening lean mass loss, a serious unmet need, especially for elderly and sarcopenic adult GLP-1 agonist users who are most vulnerable to accelerated lean mass loss and functional decline. In a recent study with 16 weeks of GLP-1 agonist use for weight management in elderly (60 yr and above) patients, a rapid loss of lean mass was observed with a median percentage of total body weight loss that is due to lean mass of 32% in 16 weeks. In addition, 43% of GLP-1 users lost ≥10% Stair Climb Power from baseline; the equivalent of almost eight years of expected age-related stair climb power loss was observed in just 4 months of GLP-1 use.

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

Per FDA Guidance (2025), for efficacy claims related to changes in body composition, trial design should include appropriate choice of population and selection of endpoints that measure how a patient feels, functions, or survives, to potentially support such a claim. Pending further regulatory guidance and available resources, we may conduct a proof-of-concept Phase 2 study for LPCN 2401 in elderly obese and overweight GLP-1 eligible patients, with possible appropriate body composition and functional end points such as stair climb performance measure.

We may initiate a proof-of-concept study evaluating LPCN 2401 as an adjunct to GLP-1 agonist after we obtain additional regulatory clarity with respect to development path and acceptable end points for improved body composition in obesity management. We may explore the possibility of partnering LPCN 2401 with a third party, although no partnering agreement has been entered into by us. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until our FDA approved product receives regulatory approval outside the U.S. and Canada or until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through September 30, 2025, we have generated $53.9 million in revenue under our various license and collaboration arrangements and from government grants. We have entered into the Verity License Agreement, the SPC License Agreement, the Pharmalink Distribution Agreement, and the Aché License Agreement with the potential for revenue from future milestones, royalties and/or product sales, but we may never generate revenues from any of our clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $160.5 million in research and development expenses through September 30, 2025.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing, and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1154, LPCN 2101, LPCN 2401, LPCN 2203, LPCN 1148, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1154, LPCN 2101, LPCN 2401, LPCN 2203 or other future product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the pre-clinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities. We will continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1154, LPCN 1148, LPCN 2401, LPCN 1107, and for the development and commercialization of TLANDO outside of the United States, Canada, South Korea, the GCC countries and Brazil.

We expect to continue to incur significant research and development expenses in the future as we complete on-going clinical studies, including studies for our CNS product candidates, including a Phase 3 study for LPCN 1154, and as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with LPCN 2101, LPCN 2401, LPCN 2203 and/or Phase 3 clinical studies with LPCN 1148 and/or LPCN 1107. We are also exploring the possibility of licensing all of our product candidates, although we have not entered into a licensing agreement and no assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such agreement would be on terms favorable to us. If we are unable to raise additional capital or obtain non-dilutive financing, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

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

Other Income and Expense

Other income and expense consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities and gains on our warrant liability in 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Variance
Revenue	$114,574	$-	$114,574
Research and development expenses	2,707,777	1,585,233	1,122,544
General and administrative expenses	767,837	1,045,240	(277,403)
Interest and investment income	174,208	273,574	(99,366)
Unrealized loss on warrant liability	-	138,081	(138,081)

Revenue

We recognized royalty revenue from TLANDO sales of $115,000 during the three months ended September 30, 2025, compared to royalty revenue of $0 during the three months ended September 30, 2024. There was no license revenue recognized in either the three months ended September 30, 2025, or 2024.

Research and Development Expenses

The increase in research and development expenses during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 consists of a $1.35 million increase in costs primarily related to our ongoing LPCN 1154 Phase 3 clinical trial, in addition to other clinical trials, offset by a $227,000 decrease in other research and development costs.

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily consists of a $130,000 decrease in business development fees incurred in 2024, a $116,000 decrease in other general and administrative costs, and an $80,000 decrease in Delaware franchise tax mainly resulting from the reduction in authorized common stock from 200,000,000 down to 75,000,000 shares, offset by a $49,000 increase in legal fees primarily related to intellectual property expenses.

Interest and Investment Income

The decrease in interest and investment income during the three months ended September 30, 2025 compared to interest and investment income during the three months ended September 30, 2024 was due to lower interest rates and lower cash and marketable investment securities balances in 2025 as compared to 2024.

Gain (Loss) on Warrant Liability

There were no outstanding common stock warrants from the November 2019 Offering in 2025 as the liability was extinguished when the November 2019 warrants expired in November 2024.

We recorded a non-cash gain of approximately $138,000 on warrant liability during the three months ended September 30, 2024, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The gain in 2024 resulted from a decrease in the fair value of warrants mainly due to a lower stock price, remaining life and interest rate at the end of the third quarter of 2024 compared to the stock price and interest rate at the end of the second quarter of 2024. There were also no warrants exercised during 2024. The warrants were classified as a liability due to a provision contained within the warrant agreement which allowed the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Variance
Revenue	$831,287	$7,706,738	$(6,875,451)
Research and development expenses	5,906,118	6,278,881	(372,763)
General and administrative expenses	2,780,747	4,128,371	(1,347,624)
Interest and investment income	598,357	913,784	(315,427)
Unrealized loss on warrant liability	-	13,580	(13,580)
Income tax expense	(200)	(681)	481

Revenue

We recognized revenue of $831,000 and $7.7 million during the nine months ended September 30, 2025 and 2024, respectively. Revenue during the nine months ended September 30, 2025, consists of license revenue of $500,000 compared to license revenue of $7.5 million resulting from our Verity Licensing Agreement during the same period in 2024. During the nine months ended September 30, 2025, and 2024, we recognized royalty revenue from TLANDO sales of $331,000 and $207,000, respectively.

Research and Development Expenses

The decrease in research and development expenses during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 consists of an $809,000 decrease resulting from lower costs related to our LPCN 1154 Phase 3 clinical trial in 2025 as compared to LPCN 1154 studies which occurred in 2024, a $128,000 decrease in TLANDO manufacturing costs, and a $93,000 decrease in other research and development related costs and supplies in 2025, offset by a $657,000 increase in costs related to the initiation of our LPCN 2401 clinical study.

General and Administrative Expenses

The decrease in general and administrative expenses during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 consists of a $540,000 decrease in business development fees, a $512,000 decrease related to the one-time business development fees incurred in 2024 in conjunction with the Verity License Agreement, an $89,000 decrease in other general and administrative costs, an $82,000 decrease in legal fees, an $82,000 decrease in estimated Delaware franchise taxes mainly resulting from the reduction in authorized common stock from 200,000,000 down to 75,000,000 shares, and a $43,000 decrease in corporate insurance.

Interest and Investment Income

The decrease in interest and investment income during the nine months ended September 30, 2025 compared to interest and investment income during the nine months ended September 30, 2024 was due to lower interest rates and lower cash and marketable investment securities balances in 2025 as compared to 2024.

Gain (Loss) on Warrant Liability

There were no outstanding common stock warrants from the November 2019 Offering in 2025 as the liability was extinguished when the November 2019 warrants expired in November 2024.

We recorded a non-cash gain of approximately $14,000 on warrant liability during the nine months ended September 30, 2024, related to the change in the fair value of outstanding common stock warrants issued in the November 2019 Offering. The non-cash gain in 2024 resulted from a decrease in the fair value of warrants mainly due to the lower stock price, shorter remaining life of the warrants and lower interest rate at the end of the third quarter of 2024 compared to December 31, 2023. No warrants were exercised during the nine months ended September 30, 2024. The warrants were classified as a liability due to a provision contained within the warrant agreement which allowed the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, issuances of debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, and preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the clinical development of LPCN 1154, LPCN 2101, LPCN 2401, LPCN 2203, and any other future product candidates, including continued research efforts.

As of September 30, 2025, we had $15.1 million of unrestricted cash, cash equivalents and marketable investment securities compared to $21.6 million as of December 31, 2024.

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

During the nine months ended September 30, 2025, we sold 68,691 shares of common stock at a weighted average price of $3.26 per share pursuant to the A.G.P. Sales Agreement for aggregate net proceeds of approximately $217,000, after paying commissions of approximately $7,000 to A.G.P, as sales agent.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least November 6, 2026, which include a Phase 3 clinical study for LPCN 1154 and possibly a POC study for LPCN 2401, research and development activities, and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 2101, LPCN 2401, LPCN 2203, LPCN 1148, and/or LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least November 6, 2026, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities, either before or after November 6, 2026, to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2101, LPCN 2401, LPCN 2203, LPCN 1148, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the A.G.P. Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our clinical studies, pre-clinical testing and other related activities for all of our product candidates, including LPCN 1154, LPCN 2101, LPCN 2401, LPCN 2203, LPCN 1148, and LPCN 1107;

●	the cost of manufacturing clinical supplies and establishing commercial supplies, of our product candidates and any products that we may develop;

●	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

●	the terms and timing of any collaborative, licensing, settlement and other arrangements that we may establish;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing and outcomes of regulatory approvals;

●	the timing, receipt and amount of sales, profit sharing, milestones or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

●	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(6,841,214)	$(2,923,160)
Cash provided by investing activities	4,319,376	1,685,003
Cash provided by financing activities	216,952	209,340

Net Cash from Operating Activities

During the nine months ended September 30, 2025 and 2024, net cash used in operating activities was $6.8 million and $2.9 million, respectively.

Net cash used in operating activities during the nine months ended September 30, 2025, was primarily attributable to cash required to support ongoing operations, including research and development activities related to the commencement of our LPCN 1154 Phase 3 clinical trial, offset by the licensing fee received. Net cash used in operating activities during the nine months ended September 30, 2024, was primarily attributable to cash required to support ongoing operations, including research and development expenses primarily related to our LPCN 1154 clinical studies and manufacturing scale up in addition to general and administrative expenses, offset by the cash provided by the Verity License Agreement of $7.5 million.

Net Cash from Investing Activities

During the nine months ended September 30, 2025 and 2024, net cash provided by investing activities was $4.3 million and $1.7 million, respectively.

Net cash provided by investing activities during the nine months ended September 30, 2025 and 2024, was primarily the result of the maturities of marketable investments securities, net. Capital expenditures during the nine months ended September 30, 2025 and 2024, were $0 and 80,000 respectively.

Net Cash from Financing Activities

During the nine months ended September 30, 2025 and 2024, net cash provided by financing activities was approximately $217,000 and $209,000, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2025 primarily resulted from the sale of 68,691 shares of common stock at a weighted average price of $3.26 per share pursuant to the A.G.P. Sales Agreement. Net cash provided by financing activities during the nine months ended September 30, 2024, primarily resulted from the sale of 32,110 shares of common stock at a weighted average price of $6.77 per share pursuant to the Cantor Sales Agreement.

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

There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our 2024 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

There have been no material changes to the Company’s market risk during the first nine months of 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 10 – Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings. We are not currently a party to any material litigation or other material legal proceedings. We may, from time to time, be involved in various legal proceedings arising from the normal course of business activities, and, while the Company has insurance that covers claims of this nature, unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows, or financial position.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s 2024 Form 10-K, filed with the SEC on March 13, 2025, the risk factors discussed in Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025, the risk factors discussed in Item 1A of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 5, 2025 and in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

In addition, we rely on third party vendors for our supply of brexanolone, the active pharmaceutical in LPCN 1154. If our third-party suppliers are not able to supply brexanolone on a timely basis, or if the cost of obtaining brexanolone increases, our ability to successfully develop and commercialize LPCN 1154 will be adversely affected.

Risks Related to Ownership of Our Common Stock

Our management and directors will be able to exert influence over our affairs.

As of September 30, 2025, our executive officers and directors beneficially owned approximately 6.5% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $2.68 and as high as $6.09 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions, and our customers; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our 2024 Form 10-K. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1154, LPCN 1148, and LPCN 1144. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of September 30, 2025, we had an accumulated deficit of approximately $207.0 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity. We expect to continue to incur significant research and development expenses in connection with clinical trials associated with LPCN 1154, and potentially with LPCN 2101, LPCN 2401, LPCN 2203, LPCN 1148, and LPCN 1107, if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2101, LPCN 2401, LPCN 2203, and possibly LPCN 1148 and LPCN 1107, in addition to our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the third quarter of 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

Lipocine Inc.
(Registrant)

Dated: November 6, 2025	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief
Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Dated: November 6, 2025	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller
(Principal Accounting Officer)

