Form 10-K
period 2025-12-31
Lipocine Inc.
filed 2026-03-10
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

on

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes:☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Outstanding Shares

The aggregate market value of the common stock held by non-affiliates of the registrant was $16.4 million as of June 30, 2025. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 9, 2026, the registrant had 7,299,687 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the annual meeting of shareholders to be held on June 3, 2026 are incorporated by reference into Part III of this annual report.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in “Risk Factors,” and the following risks, uncertainties and factors:

●	our and our licensee’s plans to develop and commercialize any products or future product candidates;

●	our ongoing and planned clinical trials;

●	the timing of and our ability to obtain regulatory approvals or fast track or orphan drug designation, breakthrough designation or Investigational New Drug (“IND”) clearance for any future product candidates;

●	our ability to monetize product candidates;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	the rate and degree of market acceptance and clinical utility of any products or future product candidates, if approved;

●	significant competition in our industry;

●	our intellectual property position;

●	loss of key members of management;

●	failure to successfully execute our strategy;

●	risks associated with global political changes and global economic conditions, including changes in the U.S. presidential administration, inflation or uncertainty caused by political violence and unrest, including ongoing global and regional conflicts; and

●	our failure to maintain effective internal controls.

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

We are a biopharmaceutical company focused on leveraging our proprietary technology platform to develop innovative products with effective oral delivery of previously difficult to deliver molecules. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of differentiated innovative product candidates that target high unmet needs for neurological and psychiatric CNS disorders, liver disease, and hormone supplementation for men and women.

On January 12, 2024, we entered into a license agreement (the “Verity License Agreement”) with Gordon Silver Limited (“GSL”) and Verity Pharmaceuticals, Inc. (“Verity” or our “Licensee”), pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to commercialize TLANDO for TRT in the U.S. and Canada (the “Licensed Verity Territory”). The license agreement is for the development and commercialization of our product, TLANDO, an oral treatment indicated for testosterone replacement therapy (“testosterone replacement therapy” or “TRT”) in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism) comprised of testosterone undecanoate (“testosterone undecanoate” or “TU”) and any post-marketing studies required by the United States Food and Drug Administration (“FDA”) will also be the responsibility of Verity. On January 31, 2024, our license agreement with the former licensee (the “Antares License Agreement”), Antares Pharma, Inc. (“Antares”), was terminated and the transition of the U.S. commercial rights for TLANDO from Antares to Verity was completed on February 1, 2024, for the distribution, marketing and sale of TLANDO. The Verity License Agreement also provides Verity with a license to develop and commercialize LPCN 1111 (also referred to as TLANDO XR), the Company’s potential next generation, once daily oral product candidate for testosterone replacement therapy comprised of testosterone tridecanoate (“TT”), in the U.S. and Canada.

In September 2024, we entered into a distribution and license agreement (the “SPC License Agreement”) for the development and commercialization of TLANDO, an oral TRT with SPC Korea Limited (“SPC”), pursuant to which the Company granted to SPC a non-transferable, exclusive, royalty-bearing license to commercialize our TLANDO product for TRT in South Korea (the “SPC Territory”). In October 2024, we entered into a distribution and supply agreement (the “Pharmalink Distribution Agreement”) with Pharmalink granting a non-transferable, exclusive, license to commercialize our TLANDO product in the field specific to the Gulf Cooperation Council (“GCC”) countries, including Saudi Arabia, Kuwait, the United Arab Emirates, Qatar, Bahrain, and Oman (the “Pharmalink Territory”). In April 2025, we entered into a License and Supply Agreement (the “Aché License Agreement”) with Aché, pursuant to which we granted to Aché an exclusive license to commercialize TLANDO with respect to the field, specific to Brazil (the “Aché Territory”). Under the agreement, we are entitled to receive fees upon the achievement of certain regulatory milestones, royalties on net sales and will supply TLANDO to Aché at an agreed transfer price. We retain development and commercialization rights for TLANDO outside of the United States, Canada, South Korea, the GCC and Brazil.

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”); LPCN 2201 for major depressive disorder (“MDD”); LPCN 2203 for essential tremor; LPCN 2101 for epilepsy; and LPCN 2401 for improved body composition in obesity management. In addition to our clinical development product candidates, we have assets for which we expect to seek partnerships to enable further development including TLANDO for territories outside of the United States, South Korea, the GCC, and Brazil, LPCN 1148 comprising a novel prodrug of testosterone and testosterone laurate (“testosterone laurate” or “TL”), for the management of decompensated cirrhosis, and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent PTB, which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

The following chart summarizes the status of our product candidate development programs:

Corporate Strategy

Our goal is to become a leading biopharmaceutical company focused on leveraging our proprietary drug delivery technology platform to develop differentiated products through oral delivery of previously difficult to deliver molecules. The key components of our strategy are to:

Advance LPCN 1154 and other CNS product candidates. We intend to focus on the development of endogenous neuroactive steroids (“NASs”) which have broad applicability in treating various CNS conditions where we can leverage our technology platform to develop highly differentiated oral therapeutics. Our priority is the development of LPCN 1154, a fast-acting oral antidepressant for PPD with potential for outpatient use.

Support our Licensees, Verity, SPC, Pharmalink, and Aché in commercialization of our licensed oral TRT product. We believe the TRT market needs a differentiated, convenient oral option. We have exclusively licensed rights to TLANDO to Verity for commercialization of TLANDO in the Licensed Verity Territory, to SPC for commercialization in the SPC Territory, to Pharmalink in the Pharmalink Territory, and to Aché in the Aché Territory (together, the “Currently Licensed TLANDO Territories”). We plan to support Verity’s, SPC’s, Pharmalink’s, and Aché’s efforts to effectively enable the availability of TLANDO to patients in a timely manner, in addition to receiving milestone payments, royalty payments, and/or payments for product sales associated with TLANDO commercialization as agreed to in the Verity License Agreement, the SPC License Agreement, the Pharmalink Distribution Agreement and the Aché License Agreement.

Develop partnership(s) to continue the advancement of pipeline assets. We continuously strive to prioritize our resources in seeking partnerships of our pipeline assets. We are currently exploring partnerships for our liver program LPCN 1148 for the management of decompensated cirrhosis including prevention of the recurrence of overt hepatic encephalopathy (“overt hepatic encephalopathy” or “OHE”); LPCN 2401 for improved body composition as adjunct therapy to incretin mimetics use in obesity management; and LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside of the Currently Licensed TLANDO Territories, although no additional licensing agreements have been entered into by the Company in any other territories.

Our Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for PPD, LPCN 2201 for MDD, LPCN 2101 for epilepsy, and LPCN 2203 for essential tremor. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1144, LPCN 1148, LPCN 2401, LPCN 1107 as well as for the TRT Assets outside of the Currently Licensed TLANDO Territories.

Our products are based on our proprietary drug delivery technology platform. TLANDO was approved by the FDA in March 2022. Our patented  technology is based on lipidic compositions which form an optimal dispersed phase in the gastrointestinal environment for improved absorption of insoluble drugs. The drug loaded dispersed phase presents the solubilized drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving the absorption process and making the drug less dependent on physiological variables such as dilution, gastrointestinal pH and food effects for absorption. Our formulation enables improved solubilization and higher drug-loading capacity, which can lead to improved bioavailability, reduced dose, faster and more consistent absorption, reduced variability, reduced sensitivity to food effects, improved patient compliance, and targeted lymphatic delivery where appropriate.

TRT Franchise – TLANDO and LPCN 1111 (TLANDO XR)

TLANDO: An Oral Product for Testosterone Replacement Therapy

As previously described, under the Verity License Agreement, in January 2024, we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize TLANDO, our product for TRT, in the U.S. and Canada effective February 1, 2024. TLANDO received FDA approval on March 28, 2022. Any FDA requirement to conduct certain post-marketing studies will be the responsibility of Verity. In addition, in September 2024, we granted SPC an exclusive, royalty-bearing license to commercialize TLANDO in South Korea, in October 2024 we granted Pharmalink an exclusive license to commercialize TLANDO in the GCC countries and in April 2025, we granted Aché an exclusive license to commercialize and supply TLANDO in Brazil.

Proof-of-concept for TLANDO was initially established in 2006, and TLANDO was subsequently licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, we re-acquired the rights to TLANDO. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. Such royalties were limited to $1 million in the first two calendar years following product launch, after which period there is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties will be reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the years ended December 31, 2025 and 2024, we incurred royalty expense of approximately $40,000 and $24,000, respectively.

Since TLANDO received full FDA approval, under the terms of the Verity License Agreement, Verity will need to assess the safety and effectiveness of TLANDO in pediatric patients, as required by the Pediatric Research Equity Act. The FDA may also require certain post-marketing studies to be conducted which will also be the responsibility of Verity. Similarly, SPC, Pharmalink, and Aché are responsible for obtaining any regulatory/marketing approvals for TLANDO required for the SPC Territory, the Pharmalink Territory, and the Aché Territory respectively.

Upon execution of the Verity License Agreement, Verity paid us an initial payment of $2.5 million which was received on signing of the License Agreement and $5 million which was received on February 1, 2024. Verity also made an additional payment of $2.5 million to us on December 30, 2024, and made the final license payment of $1 million to us on January 5, 2026. We are also eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year and/or development milestones with respect to products licensed by Verity under the Verity License Agreement. In addition, we will receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of all products licensed under the Verity License Agreement in the Licensed Verity Territory.

SPC paid us a non-refundable, non-creditable upfront fee in October 2024. We also received an additional payment for a non-refundable, non-creditable prepayment in consideration for TLANDO product inventory, and we are eligible to receive additional payments for various marketing authorization and sales milestones, and the Company will supply TLANDO to SPC and receive a supply price. In addition, we will receive royalties on net sales in South Korea under the SPC License Agreement.

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

LPCN 1154: Product Candidate for PPD

Our most advanced NAS candidate is LPCN 1154, a rapid onset, oral formulation of the neuroactive steroid brexanolone which we are developing for the treatment of PPD. We have completed clinical oral PK studies including a pilot food effect study and a pilot PK bridge study. In addition, as a prelude to a LPCN 1154 pivotal study, a multi-dose study was done confirming the dosing regimen for the PK bridge study using the scaled up “to be marketed” formulation required for New Drug Application (“NDA”) filing. In June 2024, we announced results from a dosing regimen confirmation study which demonstrated LPCN 1154 meets bioequivalence with comparator, IV brexanolone, meeting standard bioequivalence criteria and Ctrough criteria. LPCN 1154 treatment was well-tolerated with no sedation nor somnolence events observed in the dosing regimen confirmation study.

After completing PK studies and labeling studies such as a food effect study and PK profiling in women with PPD, we met with the FDA in the first quarter of 2025. In the meeting, we were advised that the FDA believes, in addition to the previously completed PK dosing regimen confirmation data, an efficacy and safety study of oral LPCN 1154 in the target population will be required for 505(b)(2) NDA submission. Based on observed comparable exposure of LPCN 1154 and IV brexanolone in the dosing confirmation study, we have confirmed the target dosing regimen and initiated a Phase 3 safety and efficacy study and, as of February 18, 2026, we had completed enrollment, dosing and the last patient’s last visit in the Phase 3 pivotal trial. We expect to report data from this Phase 3 trial in April 2026, and data from this trial are expected to support a 505(b)(2) NDA submission for LPCN 1154 in 2026.

We are exploring the possibility of partnering with a third party for the marketing and commercialization of LPCN 1154, although no partnering agreement has been entered into by the Company. No assurance can be given that any partnering agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

Unmet Medical Need

We believe there is considerable unmet need within women with PPD due to lack of convenient and fast-acting oral therapies with good tolerability, especially with respect to CNS depressant effects. Selective Serotonin Reuptake Inhibitors (“SSRIs”) have been the traditional first-line choice for women with severe PPD and require weeks for onset of efficacy; therefore, a need for an oral treatment option with a faster onset of action, short treatment duration, and improved tolerability remains a significant unmet need in treating PPD, especially in mothers with moderate to severe depression prone to harmful actions.

Injectable brexanolone (Zulresso™, SAGE Therapeutics (“Sage”)) became the first FDA-approved treatment for postpartum depression. However, numerous factors limited the utilization of injectable brexanolone such as method of administration, cost, and safety concerns, and SAGE Therapeutics discontinued Zulresso in October 2024. In addition to Zulresso, SAGE received FDA approval for zuranolone (brand name ZURZUVAE™) in August 2023 and ZURZUVAE was launched commercially in December 2023. Zuranolone, a synthetic neuroactive steroid derivative, is an oral, once daily 14-day treatment for postpartum depression and is the first oral medication approved by the FDA for the treatment of postpartum depression. Per label, besides long terminal half-life of approximately 19.7 to 24.6 hours and dosage modifications needed for concomitant use with CYP3A4 modulators, warnings and precautions include CNS depressant effects, impaired ability to drive or engage in other potentially hazardous activities and embryo-fetal toxicity. In June 2025, Sage announced the acquisition of Sage by Supernus Pharmaceuticals (“Supernus”) and Supernus’ intention to strengthen their leading presence in neuropsychiatric conditions with Sage’s innovative commercial product, ZURZUVAE. The transaction closed in the third quarter of 2025.

We believe LPCN 1154 targets the unmet need for robust, rapid relief of PPD symptoms with a 48-hour dosing duration through a convenient oral therapy candidate comprising bioidentical NASs with improved tolerability. If approved, we believe that LPCN 1154 has the potential to be a first-line therapy option in treating PPD, providing the following advantages over current treatment options:

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

LPCN 2201: NAS for Major Depressive Disorders (“MDD”)

We are currently advancing LPCN 2201, a unique oral brexanolone formulation, as a novel, rapid relief oral treatment option for MDD with the goal of improving outcomes without the limitations of existing therapies. LPCN 2201 is chemically identical to the endogenous human hormone allopregnanolone, a positive allosteric modulator of y-aminobutyric acid (GABAA) receptor. Post planned clinical assessment of unique formulations, we plan to submit a protocol for a Phase 2 study to the FDA, and we may initiate a study to evaluate LPCN 2201 for MDD, subject to resource prioritization.

Disease Overview - MDD

MDD affects approximately 21 million adults in the U.S., representing 8.4% of the population. While 12.8 million individuals receive treatment, nearly 3.8 million patients continue to struggle with treatment-resistant depression (“TRD”), a condition where symptoms persist despite multiple antidepressant therapies. These patients experience persistent, debilitating symptoms, reduced quality of life, higher comorbidities, and significant social and occupational impairment. In 2018, the total annual burden of medication-treated MDD in the U.S. was approximately $92.7 billion, with $43.8 billion (47%) attributable to TRD.

Unmet Medical Need

Current treatment options for MDD pose significant challenges. Most available antidepressants such as SSRIs and SNRIs require 4-6 weeks to show meaningful effects and often fail to deliver adequate relief. Additionally, SSRIs and SNRIs can lead to metabolic issues, sexual dysfunction, and heightened risk of cerebrovascular events in vulnerable populations. Even newer therapies that can be used for fast depression symptom relief like Spravato® (esketamine) come with serious safety concerns, including black box warnings for sedation, dissociation, cognitive impairment, and increased blood pressure. Beyond safety, access remains a major hurdle – esketamine, for example requires intranasal administration in a clinical setting under a restricted program, limiting convenience and scalability.

Patients and providers urgently need a convenient, well-tolerated, at-home rapid relief option for MDD. Ideal solutions should offer ease of use without monitoring requirements, enabling treatment in outpatient or home settings. Improved treatments should deliver effective antidepressant action with high and sustained remission rates, while maintaining a wide therapeutic index for safety and tolerability. Improved compliance, better management of comorbid conditions such as anxiety, and enhanced patient experience are critical to addressing the gaps left by current therapies.

We believe LPCN 2201 has the potential to be a convenient, fastest time to action treatment through its fast-acting mechanism promoting acute stabilization of symptoms with the freedom of at home dosing while presenting no significant risk of adverse reactions from exposure to bioidentical brexanolone. LPCN 2201 could be an appealing option for patients for whom rapid improvement is a priority for the treatment of moderate or severe MDD with suicidal ideation.

LPCN 2101: NAS for Epilepsy

We are currently developing an additional NAS candidate, LPCN 2101, for epilepsy including Drug Resistant Epilepsy (“DRE”) and women with epilepsy. We have completed pre-clinical and Phase 1 studies for LPCN 2101 which demonstrated promising PK results, safety and tolerability. In July 2022 our IND was accepted by the FDA for LPCN 2101 for adults with epilepsy and we may initiate a Phase 2 proof-of-concept study to evaluate the safety, tolerability, and efficacy of LPCN 2101, subject to resource prioritization.

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

Epilepsy is a disorder of the brain that causes seizures, affecting the physical, mental, and social well-being of persons, and is associated with a 2 to 3 times greater mortality rate compared with the general population. About 60-65% of epilepsy is idiopathic and about 30% of patients are refractory or have DRE (i.e., epilepsy not well managed with currently available Anti-Seizure Medications (“ASMs”)).

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

Unmet need to treat WWE in CB age

Approximately 30% of patients with epilepsy cannot efficiently control their condition with available ASMs, making consideration of newer pharmacological treatment development options important, and managing uncontrolled seizures in WWE of CB age is the primary aim during preconception, pregnancy, and postpartum phases. Therefore, uncompromised ASM efficacy with acceptable variability and less or no drug-drug interactions achieved with lowest possible monotherapy dose to address fetal toxicity concerns remain highly unmet needs. Moreover, control of seizures including prevention of breakthrough seizures is critical when planning for pregnancy and also during pregnancy, as it can also lead to undesired falls or auto-accidents and compromise freedom to drive.

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

LPCN 2401 has potential for use as an adjunct to incretin mimetics (GLP-1/GIP agonists) including amplification of GLP-1 insulinotropic actions which is supported by studies demonstrating the role of androgen receptor agonist in regulation of GLP-1 through:

● Enhancement of GLP-1-mediated insulin release from β cells through genomic- and non-genomic mechanisms

● Increase in GLP-1 Receptor Expression in diabetics and non-diabetics

● Promoting proliferation of β cells and improving insulin sensitivity

Target benefits of LPCN 2401 in combination with GLP-1 agonists include inducing quality weight loss by attenuation of functionality and activities of daily life while lessening lean mass loss, a serious unmet need, especially for elderly and sarcopenic adult GLP-1 agonist users who are most vulnerable to accelerated lean mass loss and functional decline. In a recent study with 16 weeks of GLP-1 agonist use for weight management in elderly (60 yr and above) patients, a rapid loss of lean mass was observed with a median percentage of total body weight loss that is due to lean mass of 32% in 16 weeks. In addition, 43% of GLP-1 users lost ≥10% Stair Climb Power from baseline; the equivalent of almost eight years of expected age-related stair climb power loss was observed in just 4 months of GLP-1 use.

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

Data from preclinical and clinical studies support the potential of LPCN 2401 and LPCN 2401+E in improving body composition. In April 2024, Lipocine announced results from a multi-center prospective, blinded Phase 2 study, which demonstrated increases in lean mass of 4.4%, decreases in fat mass of 6.7%, reduction android fat 4.1%, and increased bone mineral content of 2.8% in a population consistent with GLP-1 use for weight management. LPCN 2401 was well tolerated with minimal GI or androgenic adverse events and no reports of muscle spasms.

Per FDA Guidance (2025), for efficacy claims related to changes in body composition, trial design should include appropriate choice of population and selection of endpoints that measure how a patient feels, functions, or survives, to potentially support such a claim. We may initiate a proof-of-concept study evaluating LPCN 2401 as an adjunct to GLP-1 agonist after we obtain additional regulatory clarity with respect to development path and acceptable end points for improved body composition in obesity management pending available resources. We may explore the possibility of partnering LPCN 2401 with a third party, although no partnering agreement has been entered into by us. No assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

Disease and Market Overview – GLP-1 Agonist Use and Obesity Management

Approximately 74% of U.S. adults aged 20 and older are either obese or overweight, and an estimated 30% of the U.S. adult population has a BMI ≥ 30 kg/m2. Elderly and sarcopenic GLP-1 agonist users are the population of GLP-1 users who are most vulnerable to accelerated lean mass loss and functional decline. Obesity is a chronic, relapsing health risk defined by excess body fat. Excess body fat increases the risk of death and major comorbidities such as type 2 diabetes, hypertension, dyslipidemia, cardiovascular disease, osteoarthritis of the knee, sleep apnea, and some cancers1. About 30% of overweight (BMI ≥ 25 kg/m2) adults 2 have type 2 diabetes, 50%3 have dyslipidemia, and 67%4 have hypertension. In the U.S. alone, ~34M older adults aged 60+ years are obese (BMI at or above 30.0) and ~31M older adults aged 60+ years are overweight (BMI between 25.0 to 30).

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

In March 2024 we announced that 24-week L3-SMI increases were maintained through 52 weeks of LPCN 1148 intervention and that placebo patients who switched to LPCN 1148 in the open label extension period of the study had increases in L3-SMI. Furthermore, fewer OHE events were observed in LPCN 1148 treated patients and time to first recurrent OHE event was longer for treated patients. LPCN 1148 was well-tolerated, with AE rates and severities similar to placebo and fewer participants experienced serious or severe adverse events when switched from placebo to LPCN 1148 and patients on therapy were hospitalized for fewer days. We had a Type D meeting with the FDA to discuss the clinical development plan for LPCN 1148 for OHE, and we plan to continue discussions with the FDA seeking clarity on the Phase 3 study design and endpoint.

Disease Overview – Cirrhosis

Annually, cirrhosis has caused more than 1 million deaths, and there are over 500,000 people living with decompensated cirrhosis in the U.S. Non-alcoholic fatty liver disease is the most rapidly increasing indication for liver transplant. 62% of those on the liver transplant (“LT”) waitlist are male and the economic burden (approximately $812,500/transplant) is high and continues to increase. Each year about half of the approximately 17,000 people in the U.S. on the LT waitlist undergo transplant, while nearly 3,000 patients either die or are removed from the list because they were “too sick to transplant.”

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

Recent Competition Update

On October 5, 2020, the FDA’s Center for Drug Evaluation and Research (“CDER”) proposed that Makena be withdrawn from the market because the PROLONG trial failed to verify the clinical benefit of Makena and concluded that the available evidence does not show Makena is effective for its approved use and on April 6, 2023, the FDA withdrew its approval of Makena and ordered the immediate withdrawal of Makena and several approved generic versions of the drug, making it unlawful for the drug to be distributed in the U.S. The FDA stated that in light of the unmet need for a treatment preventing preterm birth and improving neonatal outcomes, it is imperative that the medical and scientific communities increase their efforts to find effective treatments and stated their hope that the decision to withdraw Makena will help galvanize further research. The FDA further stated their commitment to working together with patients, researchers, and drug developers to advance the development of safe and effective therapies that are urgently needed as a treatment for the prevention of preterm birth.

Research and Development

As disclosed in our development pipeline, we continue to build a diversified multi-asset pipeline of novel therapies. In 2025 and 2024, we spent $8.6 million and $7.4 million, respectively, on research and development.

Competition

Neuroactive Steroids Market overview

The unique potential mechanism of action (“MOA”) of NAS presents an opportunity to treat a variety of CNS disorders. Accordingly, multiple NASs as GABAA receptor PAMs are in active development for varied indications. Some companies engaged in development/commercialization include Seaport Therapeutics and Praxis Precision Medicines.

Postpartum Depression

SAGE Therapeutics’ product ZURZUVAE (zuranolone), an oral, once-daily, 14-day treatment for PPD was approved by the FDA in August 2023. ZURZUVAE became commercially available in December 2023. In October 2024, SAGE Therapeutics announced plans to discontinue marketing their injectable version of an endogenous neuroactive steroid, brexanolone, ZULRESSO™, for treatment in PPD in order to focus their commercial efforts on ZURZUVAE. In June 2025, Sage announced the acquisition of Sage by Supernus Pharmaceuticals (“Supernus”) and Supernus’ intention to strengthen their leading presence in neuropsychiatric conditions with Sage’s innovative commercial product, ZURZUVAE. The transaction closed in the third quarter of 2025.

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

GB 1211 (by Galecto), an oral galectin-3 inhibitor for advanced liver cirrhosis targeted for directly addressing fibrosis is in development being assessed in patients with moderate-to-severe cirrhosis (Child-Pugh classes B and C).

On January 23, 2026, Bausch Health (“Bausch”) announced its Phase 3 trials for reformulated rifaximin SSD for the primary prevention of hepatic encephalopathy in patients with decompensated Cirrhosis, failed to meet their main objectives. Reportedly, topline data is anticipated in the first half of 2026. Bausch announced that they are currently reviewing the full dataset to determine potential new development opportunities.

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

The FDA has granted a therapeutic equivalence rating of AB to “generic” versions of approved products which have been approved via a 505(b)(2) NDA. In July 2014, the FDA granted the AB rating to Perrigo’s 1% testosterone gel drug product (NDA 203098) approved in January 2013, and a BX rating to Teva’s 1% gel drug product (NDA 202763) approved in February 2012. Each is a version of AbbVie’s AndroGel 1.0% and employed 505(b)(2) submissions citing AndroGel as their reference listed drugs. Teva’s version was found to be bioinequivalent to AndroGel, hence the BX rating. Upsher-Smith Laboratories also received approval for a version of Endo’s Testim (Vogelxo™; NDA 204399) in June 2014 using the same pathway. In January of 2015, the FDA determined that Vogelxo™ is therapeutically equivalent to Testim and received an AB rating. In August 2015, the FDA granted AB rating to Perrigo’s 1.62% testosterone gel drug product (NDA 204268) which also received FDA approval in August 2015. Lilly and Company and Acrux’s Axiron had patent expiry in February 2017. On July 6, 2017, Acrux confirmed that a generic version of Axiron® Topical Solution, 30 mg/1.5 mL (Testosterone Topical Solution, 30 mg/1.5 mL) has been launched in the United States by Perrigo Company plc. Acrux also confirmed the availability of an authorized generic version of Axiron in the United States, through a marketing and distribution agreement between Lilly and Company and a leading authorized generics company.

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

As of March 10, 2026, our intellectual property patent portfolio consists of various issued patents and patent applications related to Oral TU, LPCN 1111, LPCN 1107, LPCN 1144/1148, LPCN 1154, and LPCN 2401 both in the U.S. and in multiple countries outside of the U.S.

We also hold license rights in the field of cough and cold, to two U.S. patents and one U.S. application (and related foreign patents and applications) that we previously assigned to Spriaso LLC, which could be possibly used with future product candidates.

Additionally, we have 14 U.S. patents that are listed in the FDA Orange Book for TLANDO that are expected to expire between 2029 and 2041. If we or our Licensee are marketing the TLANDO product at the time the patents expire and have no other issued U.S. patents covering the product, then we will lose certain advantages that come with FDA Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the 14 patents.

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

The Inflation Reduction Act of 2022 (Pub. L. No. 117-169) includes a number of provisions aimed at lowering prescription drug costs and reducing government spending on drugs. This includes a requirement that the Department of Health and Human Services negotiate a “maximum fair price” with drug manufacturers for certain single-source brand drugs or biologics without generic or biosimilar competitors that are covered under Medicare Part D and Part B. This pricing began in 2026 for Medicare Part D and will begin in 2028 for Medicare Part B. An excise tax is imposed on drug manufacturers that fail to comply with the required negotiation process. In addition, the law requires drug manufacturers to pay a rebate to the federal government if the price for almost all drugs covered under Medicare Part D (starting in 2022), and single-source drug or biologics covered under Medicare B (starting in 2023), increase greater than the inflation rate. The rebate amount equals the number of drug units sold in Medicare multiplied by the amount the drug’s price exceeds the inflation-adjusted price. The law also modifies the Medicare Part D benefit structure to cap the amount beneficiaries must spend on drug costs and increase the discounts manufacturers are required to pay. The Inflation Reduction Act of 2022 signals an increased desire to control the prices and costs associated with pharmaceutical products.

In January 2026, the Department of Health and Human Services Office of Inspector General issued a Special Advisory Bulletin on the applicability of the federal Anti-Kickback Statue to direct-to-consumer prescription drugs sales by manufacturers to patients with federal health care coverage. This guidance permits pharmaceutical manufacturers to sell prescription drugs directly to patients who choose to pay cash, including those in federal health care programs, when the agreement meets other anti-kickback conditions. This bulletin signals an increased desire by the federal government to expand how pharmaceutical manufacturers can sell products directly to consumers as part of an effort to control drugs prices paid by consumers.

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

Employees

As of December 31, 2025, we had 14 full-time employees, and we also utilize the services of consultants on a regular basis. Nine employees are engaged in drug development activities and five are in general and administration functions and the majority of our employees work out of our Salt Lake City facility. The Company continually evaluates the business need and opportunity and balances in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers. None of our employees are represented by labor unions or covered by collective bargaining agreements and we consider our relations with our employees to be good.

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

Risk Factors Summary

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Risks Relating to Our Business and Industry

●	the timelines of our clinical trials;

●	the early stage of development of LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, and LPCN 1107;

●	the early stage of development of our research and development programs and processes and the risk of competition;

●	the regulatory requirements for our product candidates and the possibility that regulatory approval will not be received;

●	the commercial success of our licensed product candidate, TLANDO;

●	the possibility that T-replacement therapies could be found to create, or could be perceived to create, health risks;

●	any possible failure to obtain adequate healthcare reimbursement for our products;

●	competition in the TRT market;

●	our Licensee’s ability to commercialize TLANDO may be limited;

●	successful commercialization of our product candidates internally or through collaborators;

●	the possibility that we may never receive regulatory approval to market our products outside the United States;

●	the stringent government regulations concerning the clinical testing of our products;

●	the market’s acceptance of our products;

●	physicians and patients using other products may not switch to our product;

●	the possibility that regulatory agencies could find that we have improperly promoted off-label uses;

●	any possible failure to comply with federal and state healthcare laws;

●	our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel;

●	difficulties in managing the growth of the Company;

●	re-importation of drugs from foreign countries into the United States by our competitors;

●	any product liability claims;

●	any failure to comply with the Controlled Substances Act;

●	the defense and resolution of any litigation; and

●	cyber security risks.

Risks Related to Our Dependence on Third Parties

●	our reliance on third-party contractors and service providers for the execution of some aspects of our development programs;

●	our reliance on contract research organizations or other third parties to assist us in conducting clinical trials;

●	our reliance on suppliers for the active and inactive ingredients for our products; and

●	our ability to establish successful collaborations for our products.

Risks Related to Ownership of Our Common Stock

●	our stock price’s reaction to the results and timing of clinical trials, regulatory and other decisions;

●	the effectiveness of our internal control over financial reporting;

●	the cost and expense to comply with the requirements of being a public company;

●	the volatility of our share price;

●	the possibility of delisting of our securities from the Nasdaq Capital Market;

●	anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law and our stockholder rights plan;

●	our decision not to pay dividends on our common stock;

●	our management and directors’ ability to exert influence over our affairs;

●	volatility in the trading price of our common stock; and

●	any failure of securities or industry analysts to publish accurate research about our business.

Risks Relating to Our Financial Position and Capital Requirements

●	our need for and ability to obtain substantial additional capital in the future;

●	potential dilution to our existing stockholders from raising any additional capital;

●	our inability to predict when we will generate product revenues or achieve profitability;

●	our incurrence of significant operating losses; and

●	any fluctuation in our operating results.

Risks Relating to Our Intellectual Property

●	our ability to protect our intellectual property;

●	our ability to obtain additional protection under the Drug Price Competition and Patent Term Restoration Act;

●	the possibility of incurring substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, or our inability to protect our rights to our products and technology;

●	the cost and expense, and any unfavorable outcomes, resulting from any claims for infringing intellectual property rights of third parties;

●	the fact that we do not have patent protection for our product candidates in a significant number of countries;

●	our ability to comply with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies; and

●	the possibility that we may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

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

LPCN 1154 is currently in development. There can be no assurance as to whether the results of the clinical trials in LPCN 1154 for postpartum depression will support a 505(b)2 NDA submission, whether a paragraph IV patent certification will be required or whether an NDA submission will be accepted for review, or approved by the FDA, including the oral route related brexanolone or its metabolites exposure profile relative to injectable brexanolone. Dosing and the last patient-last visit in the Phase 3 safety and efficacy study in the patient population has been completed, however there can be no assurance that the results from the study will meet the primary endpoint. Further, there can be no assurance that additional studies will not be required, and if they are required that we will have sufficient resources to conduct such additional studies to enable an NDA submission.

LPCN 1154 may not achieve planned commercialization or commercialization objectives for a variety of reasons.

We are exploring the possibility of partnering LPCN 1154 to a third party for commercialization, however we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. We cannot be certain as to whether label language required by the FDA will require warnings, blackbox or otherwise, as to the safety or efficacy of LPCN 1154 which could negatively affect the commercialization of the LPCN 1154, if approved. If we are unable to successfully partner or otherwise commercialize, or develop and get regulatory approval for LPCN 1154, LPCN 1154 may never be commercialized.

There can be no assurance there will not be any third-party patent infringement proceedings against us. Such proceedings could delay or prevent further development of LPCN 1154.

In addition, we rely on a third-party vendor for our supply of brexanolone, the active pharmaceutical ingredient of LPCN 1154. If our third-party supplier is not able to supply brexanolone on a timely basis, or if the cost of obtaining brexanolone increases, our ability to successfully develop and commercialize LPCN 1154 will be adversely affected.

LPCN 2201 is in a very early stage of development and may not be further developed for a variety of reasons.

Our oral NAS comprising program LPCN 2201 is in a very early stage of development and consequently the risk that we may fail to commercialize LPCN 2201 and related products is high. We have only completed PK clinical studies of LPCN 2201 and the ultimate regulatory or technical success of the neuroactive steroid under investigation in this program is uncertain. The current results we have observed may not be replicated in future PK, Phase 2, larger Phase 3 studies, or pivotal studies.

In addition, our oral NAS product candidate LPCN 2201 may not be effective in treating MDD or any other indications or may not have differentiation from competitive products on the market or in development. We may expend significant resources before determining that this program is not a viable candidate for regulatory approval and commercialization.

LPCN 2101 is in a very early stage of development and may not be further developed for a variety of reasons.

Our oral NAS comprising program LPCN 2101 is in a very early stage of development and consequently the risk that we may fail to commercialize LPCN 2101 and related products is high. We have only conducted Phase 1 clinical studies of LPCN 2101 and the ultimate regulatory or technical success of the neuroactive steroid under investigation in this program is uncertain. The current limited pre-clinical and phase 1 results we have observed may not be replicated in larger studies, future PK, Phase 2, or pivotal studies with a potential “to be marketed formulation.” We may not be able to further test in-clinic in a timely manner or at all due to other regulatory hurdles.

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

Our oral NAS comprising program LPCN 2203 is in a very early stage of development and consequently the risk that we may fail to commercialize LPCN 2203 and related products is high. We have only conducted Phase 1 clinical studies with the active pharmaceutical ingredient in LPCN 2203 and the ultimate regulatory or technical success of the neuroactive steroid under investigation in this program is uncertain. The current limited pre-clinical and Phase 1 results we have observed may not be replicated in larger studies, future PK, Phase 2, or pivotal studies. We may not be able to further test in-clinic in a timely manner or at all due to other regulatory hurdles.

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

LPCN 2401 is in a very early stage of development and consequently the risk that we may fail to develop, commercialize, or partner LPCN 2401 and related products is high. This development program is susceptible to technical failures in future clinical studies and regulatory hurdles for further testing and/or meeting the FDA’s needs for NDA filing or approval. The result of a possible POC Phase 2 study may not be indicative of ultimate success in a larger Phase 2 or Phase 3 clinical study and, although we are exploring the possibility of partnering LPCN 2401 with a third party for further development and commercialization, we may not be able to identify potential partners or successfully enter into partnership arrangements on terms favorable to us, if at all. We may not be able to further test in-clinic in a timely manner or at all due to other regulatory hurdles. In addition, LPCN 2401 in combination with incretin mimetics may not be effective in achieving weight loss and improving functionality and activities of daily life through improved body composition or may not have differentiation from competitive products on the market or in development. We may expend significant resources before determining that this program is not a viable candidate for regulatory approval and commercialization.

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

Our clinical product candidates are at an early stage of development and will require significant further investment and regulatory approvals prior to marketing and commercialization. As such, our product development processes for LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, and LPCN 1107 are very risky and uncertain, and our product candidates may fail to advance beyond the current study. Even if we obtain required financing, we cannot ensure successful product development or that we will obtain regulatory approval or successfully commercialize or partner any of our product candidates and generate product revenues.

All of our clinical candidates will be subject to extensive regulation which can be costly and time consuming, cause delays or prevent approval of the products for commercialization.

Our clinical development of LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, and LPCN 1107 and any future product candidates is subject to extensive regulations by the FDA. Product development is a very lengthy and expensive process and can vary significantly based upon the product candidate’s novelty and complexity. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

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

In order to obtain regulatory clearance for the commercial sale of any of our product candidates, we must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. Obtaining approval of any of our product candidates is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval for many reasons, including:

●	we may not be able to demonstrate that the product candidate is safe and effective to the satisfaction of the FDA;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

●	the contract research organizations that we retain to manage our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

●	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that a particular product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA may disagree with our interpretation of data from our preclinical studies and/or clinical trials or may require that we conduct additional trials;

●	the FDA may not accept data generated at our clinical trial sites;

●	if an NDA, once submitted, is reviewed by an Advisory Committee, the FDA may have difficulties scheduling an Advisory Committee meeting in a timely manner or the Advisory Committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

●	the FDA may require development of a REMS as a condition of approval;

●	the FDA may require longer or additional duration of stability data on the clinical lots prior to initiation of further clinical trials; and

●	the FDA may identify deficiencies in the formulation or stability of our product candidates or products, or relating to our manufacturing processes or facilities, or in the processes and facilities of the contract manufacturing organizations (“CMO”), our suppliers, or other third parties that may be utilized in the production supply chain of our products.

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

Our business depends, in part, on the commercial success of our licensed product, TLANDO, for royalty revenue and potential milestone payments.

TLANDO is currently our only product that has completed Phase 3 clinical trials. On February 1, 2024, we transitioned the commercialization of TLANDO to Verity from our previous licensee Antares. In January 2024, we entered into the Verity License Agreement with Verity, pursuant to which we granted Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product with respect to TRT in the U.S. and Canada. None of our other products have been approved for sale. Therefore, at this stage, our ability to realize revenue depends on TLANDO’s successful commercialization. The commercial success of TLANDO in the U.S. and Canada depends almost entirely on Verity’s commercialization efforts and we have very limited ability to influence Verity’s efforts, including the amount and timing of resources they devote, if any, to the commercialization of TLANDO. On March 29, 2022, the FDA granted approval to TLANDO for testosterone replacement therapy in adult males indicated for conditions associated with a deficiency or absence of endogenous testosterone: primary hypogonadism (congenital or acquired) and hypogonadotropic hypogonadism (congenital or acquired). Our ability to realize royalty revenue, will depend on the commercialization efforts of Verity. If Verity is not able to successfully commercialize TLANDO, we may not realize any royalty revenue under the Verity License Agreement and our business could be adversely affected. Additionally, regulatory approval of TLANDO may be withdrawn and the failure to maintain regulatory approvals would prevent TLANDO from being marketed and could have a material adverse effect on our business.

Under the PREA, our licensing partner, Verity, will need to address the PREA requirement to assess the safety and effectiveness of TLANDO in pediatric patients. The FDA required certain post-marketing studies including: (i) conducting an appropriately designed label comprehension and knowledge study that assesses patient understanding of key risk messages in the Medication Guide for TLANDO and (ii) conducting an appropriately designed one-year trial to evaluate development of adrenal insufficiency with chronic TLANDO therapy. Verity is responsible for conducting these post-marketing studies. The ramifications of the results of these studies conducted by Verity, or the ramifications of Verity’s inability or unwillingness to conduct these studies, are unknown to us and would be between Verity and the FDA.

In September 2024, we entered into a distribution and license agreement for the development and commercialization of TLANDO in South Korea with SPC, in October 2024, we entered into a distribution and supply agreement for TLANDO in the GCC countries with Pharmalink, and in April 2025 we entered into a distribution and license agreement for the development and commercialization of TLANDO in Brazil. These markets for TLANDO outside the United States, including Canada, South Korea, the GCC countries, and Brazil have requirements for approval of drug candidates with which our licensee(s) must comply prior to marketing. Obtaining regulatory approval for marketing of TLANDO in the United States or any other one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

TLANDO competes in the T-replacement therapies market, which is competitive and currently dominated by the sale of T-gels and T-injectables. Receipt of future potential payments under our licensing agreements will depend, in large part, on our licensing partners’ ability to obtain an adequate share of the market. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop oral T-replacement therapies that compete with TLANDO. For example, because TU is not a patented compound and is commercially available to third parties, it is possible that competitors may design methods of TU administration that would be outside the scope of the claims of either our issued patents or our patent applications. This would enable their products to effectively compete with TLANDO, which could have a negative effect on potential payments under our licensing agreements.

If T-replacement therapies are found, or are perceived, to create health risks, our ability to realize any revenue from TLANDO could be materially adversely affected, and our business could be harmed. Physicians and patients may be deterred from prescribing and using T-replacement therapies, which could depress demand for TLANDO and compromise the successful commercialization of TLANDO.

Certain publications have suggested potential health risks associated with T-replacement therapy, such as increased cardiovascular disease risk, including increased risk of heart attack or stroke, fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, and the suppression of sperm production.

On March 29, 2022, the FDA approved TLANDO. As part of their approval, the FDA has also required that certain post-marketing studies be conducted to (i) assess patient understanding of key risks relating to TLANDO and (ii) evaluate development of adrenal insufficiency with chronic TLANDO therapy. Verity is responsible for conducting these post-marketing studies. Negative outcomes from such studies could adversely affect the ability of Verity to successfully commercialize TLANDO, which would adversely affect our ability to realize royalty revenue under the Verity License Agreement.

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

In addition, other legislative changes have been proposed and adopted since ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 was signed into law on April 16, 2015 and implemented the most significant change in Medicare reimbursement since the ACA was enacted. This 2015 law authorizes a new Medicare pay-for-performance reimbursement system for physicians, which will reward physicians for performance on metrics related to quality of care, resource use, meaningful use of electronic medical records, and clinical practice improvement activities. The Bipartisan Budget Act was enacted on November 2, 2015, and among provisions, restricts the types of facilities that may receive hospital reimbursement under Medicare. The ACA also initially included premium tax credits that were designed to lower monthly insurance premiums for individuals and families. These tax credits were initially expanded in 2021 and extended by the Inflation Reduction Act of 2022. However, these enhanced premium tax credits expired on December 31, 2025, and are expected to increase monthly health insurance premiums in the future for individuals and families. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

There is currently a push at the federal level to increase health care pricing transparency. President Trump issued Executive Order 14221, “Making America Healthy Again by Empowering Patients with Clear, Accurate, and Actionable Healthcare Pricing Information,” which asks the Secretaries of Treasury, Labor, and Health and Human Services to “require the disclosure of the actual prices of items and services, not estimates; issue updated guidance or proposed regulatory action ensuring pricing information is standardized and easily comparable across hospitals and health plans; and issue guidance or proposed regulatory action updating enforcement policies designed to ensure compliance with the transparent reporting of complete, accurate, and meaningful data.” This effort may affect reform on the payments systems under which we generate revenue from drug sales.

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

Furthermore, the Consolidated Appropriations Act, 2026, enacted in February 2026, introduced landmark federal PBM reforms. These include requirements for 100% rebate pass-through to certain plan sponsors and a transition toward de-linking PBM compensation from drug list prices in Medicare Part D. These shifts in PBM incentives may adversely affect our products’ formulary positioning and net pricing. The Centers for Medicare and Medicaid Services issued an interim final rule on November 20, 2020, that would tie prices for certain drugs under Medicare Part B to the lowest price for those drugs available in certain countries that are members of the Organization for Economic Co-operation and Development. This rule was rescinded in December 2021, but a similar rule was reproposed on December 23, 2025. If resurrected, any similar proposal could result in lower prices for pharmaceutical products in general.

The Inflation Reduction Act of 2022 (Pub. L. No. 117-169) includes a number of provisions aimed at lowering prescription drug costs and reducing government spending on drugs. This includes a requirement that the Department of Health and Human Services negotiate a “maximum fair price” with drug manufacturers for certain single-source brand drugs or biologics without generic or biosimilar competitors that are covered under Medicare Part D and Part B. This pricing began in 2026 for Medicare Part D and will begin in 2028 for Medicare Part B. An excise tax is imposed on drug manufacturers that fail to comply with the required negotiation process. In August 2023 the Biden Administration released the first round of drugs subject to this new Medicare Drug Pricing Negotiation Program. In addition, the law requires drug manufacturers to pay a rebate to the federal government if the price for almost all drugs covered under Medicare Part D (starting in 2022), and single-source drug or biologics covered under Medicare B (starting in 2023), increase greater than the inflation rate. The rebate amount equals the number of drug units sold in Medicare multiplied by the amount the drug’s price exceeds the inflation-adjusted price. The law also modifies the Medicare Part D benefit structure to cap the amount beneficiaries must spend on drug costs and increase the discounts manufacturers are required to pay. The Inflation Reduction Act of 2022 signals an increased desire to control the prices and costs associated with pharmaceutical products. A number of states have adopted drug affordability legislation which permits a drug affordability board to implement or recommend upper payment limits for drugs identified as posing affordability challenges. As of January 1, 2026, the first round of ‘maximum fair prices’ negotiated under the Inflation Reduction Act became effective for ten high-spend Medicare Part D drugs. Additionally, several state-level Prescription Drug Affordability Boards have transitioned from study to enforcement, with states like Colorado and Maryland implementing their first “Upper Payment Limits” on specific therapies. The expansion of these federal and state pricing controls could significantly reduce our revenue potential. This legislation, as well as any future statutes or regulations at the federal or state level, may impact reimbursement for our product candidates and may challenge our ability to realize an appropriate return on our investment in research and product development. Any further legislative or administrative action to reduce reimbursement or health benefits to beneficiaries under the Medicare or Medicaid program could affect the payment we could collect from sale of any product in the United States.

The One Big Beautiful Bill Act (the “OBBBA”) became law on July 4, 2025 and extended the tax cuts to corporations and individuals provided by the Tax Cuts and Jobs Act of 2017 which were set to expire at the end of 2025. The OBBBA is expected to be paid for in part by significant cuts to health care programs such as Medicaid; however, it is not possible to summarize or describe the wide-reaching impact of the OBBBA at this time. However, it is generally predicted that the OBBBA will lead to higher rates of Medicaid disenrollment due to tighter eligibility rules. ACA marketplace costs are expected to rise, insurers may exit marketplaces created by the ACA, and our financial operations may face financial pressure due to declining demand.

Our Licensees’ ability to commercialize TLANDO may be limited.

Our Licensee partners’ ability to commercialize TLANDO or obtain marketing approval outside of the United States is uncertain. Our Licensees’ ability to successfully commercialize TLANDO is contingent upon numerous factors including, among other things, the completion of post-marketing studies, the availability of supplies, commercial acceptance by patients, the medical community, and third-party payors, and the resources that our Licensee devotes to the commercialization of TLANDO. In addition, our licensees’ commercialization activities may be adversely affected by tariffs and other restrictions on international trade, particularly with respect to the import of TLANDO for sale in the U.S. If our Licensees are unable to successfully commercialize TLANDO at scale, our business and operations could be adversely affected.

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

In order to market any products outside of the United States including South Korea, the GCC countries, and Brazil, our licensees must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy.

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

Physicians often show a reluctance to switch their patients from existing drug products even when new and potentially more effective and convenient treatments enter the market. Also, physicians may be reluctant to switch patients if adequate reimbursement for new products is not available. In addition, patients often acclimate to the brand or type of drug product that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch drug treatments due to lack of reimbursement for existing drug treatments and only if the new product has adequate reimbursement. The existence of either or both of physician or patient reluctance in switching to our products could have an adverse effect on our operating results and financial condition.

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

Our licensing partner may face competition for TLANDO from lower priced T-replacement therapies from foreign countries that have placed price controls on pharmaceutical products. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. In September 2020, the Secretary of Health and Human Services made the required certification, and the FDA subsequently issued a final rule to implement these importation provisions. In January 2024, the FDA authorized the first state-run Section 804 Importation Program (“SIP”) for Florida. As of 2026, the FDA has authorized or is currently reviewing similar programs for several other states, including Colorado and Maine.

A number of federal legislative proposals have been made to implement the changes to the U.S. importation laws without any certification and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, U.S. Customs and Border Protection and other government agencies. For example, Pub. L. No. 111-83, which was signed into law in October 2009, provides appropriations for the Department of Homeland Security for the 2010 fiscal year, expressly prohibits U.S. Customs and Border Protection from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug, and Cosmetic Act. Further, several states and local governments have implemented importation schemes for their citizens, and following the FDA’s formal authorization of state-run programs, we expect additional states and local governments to seek and launch similar importation efforts. In April 2025, Executive Order 14273 further directed the FDA to streamline the SIP process to make it easier for states to obtain authorization, which may increase the volume of imported products entering the U.S. market.

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

On November 14, 2019, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United States District Court for the District of Utah. The complaint alleged that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit sought certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019 through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. The Company filed a motion to dismiss the class action lawsuit on July 24, 2020. In response, the plaintiffs filed their response to the motion to dismiss the class action lawsuit on September 22, 2020 and the Company filed its reply to its motion to dismiss on October 22, 2020. A hearing on the motion to dismiss occurred on January 12, 2022. On April 14, 2023, a judgment was issued ordering the case dismissed with prejudice and closure of the action. Although this outcome was in favor of our current and former officers and directors, we incurred litigation costs and expended managerial resources defending ourselves against these allegations. In addition, there can be no assurance that we will not experience similar claims in the future.

Cyber security risks and the failure to maintain the integrity of company, employee or clinical data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

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

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, or LPCN 1107. We intend to continue to develop our product candidates in the United States with or without a partner although our ability to advance these product candidates will depend on our capital resources and/or our ability to find a suitable partner to further develop our product candidates. In order to commercialize our TLANDO product candidates in the United States and Canada, we have partnered with Verity with respect to TLANDO and LPCN 1111 and we will likely look to establish partnership arrangements with respect to the development of some of our other product candidates. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States and have partnered with SPC for South Korea, with Pharmalink for the GCC countries, and with Aché for Brazil for TRT. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our development plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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

Our ability to generate revenues from this and other collaborative arrangements, including with SPC, Pharmalink, and Aché will depend on our collaborators’ abilities and efforts to successfully perform the functions agreed to with them in these arrangements. License agreements and/or collaborations involving our drug candidates, such as our agreement with Verity, pose numerous risks to us, including the following:

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

We engaged a CRO to conduct our SOAR, DV and DF Phase 3 clinical studies for TLANDO, as well as the ABPM study for TLANDO. Additionally, we utilized a CRO for the Phase 2 LiFT clinical study for LPCN 1144, the Phase 2 clinical study for LPCN 1148 and the pilot, pivotal and Phase 3 studies for LPCN 1154. As a result, we have less direct control over the conduct of our clinical trials, the timing and completion of the trials and the management of data developed through the trials than if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, including CROs, may:

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

We and our Licensees rely/will rely on a single supplier for our supply of testosterone esters, the active pharmaceutical ingredient of TLANDO, LPCN 1111, LPCN 2401, and LPCN 1148, and the loss of this supplier could harm our business.

We and our Licensees rely/will rely on a single third-party supplier for our supply of testosterone esters, the active pharmaceutical ingredient of TLANDO, LPCN 1111, LPCN 2401, and LPCN 1148. Since there are only a limited number of testosterone esters suppliers in the world, if this supplier ceases to provide us with testosterone esters, we or our Licensees may be unable to procure testosterone esters on commercially favorable terms and/or may not be able to obtain testosterone esters in a timely manner. Furthermore, the limited number of suppliers of testosterone esters may provide such companies with greater opportunity to raise their prices. If we or our Licensees are unable to obtain testosterone esters in a timely manner and/or in sufficient quantities, our ability to develop, and potentially commercialize, LPCN 1111, LPCN 2401, and LPCN 1148, may be adversely affected. In addition, any increase in price for testosterone esters will likely reduce our potential gross margins for LPCN 2401 and LPCN 1148.

We rely on limited suppliers for our supply of NAS, the active pharmaceutical ingredients of LPCN 1154, LPCN 2201, LPCN 2101, and LPCN 2203 and the loss of these limited suppliers could harm our business.

We rely on a limited third-party supplier for our supply of NAS, the active pharmaceutical ingredients of LPCN 1154, LPCN 2201, LPCN 2101, and LPCN 2203. Since there are only a limited number of NAS suppliers in the world, if a supplier ceases to provide us with NAS, we may be unable to procure NAS on developmental or commercially favorable terms. Furthermore, the limited number of suppliers of NAS may provide such suppliers with a greater opportunity to raise their prices. If we are unable to obtain NAS in a timely manner and/or in sufficient quantities, our ability to develop and potentially commercialize LPCN 1154, LPCN 2201, LPCN 2101, and LPCN 2203 may be adversely affected.

If we do not establish successful collaborations, we may have to alter our development and commercialization plans for our products.

Our drug development programs for our product candidates will require substantial additional cash to fund expenses. We have not yet established any collaborative arrangements relating to the development or commercialization of LPCN 1154, LPCN 2401, LPCN 1148, or LPCN 1107. We could continue to develop some of our product candidates in the United States without a partner although our ability to advance these product candidates will depend on our capital resources. However, in order to commercialize our product candidates in the United States, we will likely look to establish a partnership or co-promotion arrangement with an established pharmaceutical company that has a sales force, collaborate on the establishment of an internal sales force or build an internal sales force on our own. We may also seek to enter into collaborative arrangements to develop and commercialize our product candidates outside the United States. We will face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms or in a timely manner, or at all. If that were to occur, we may have to curtail the development or delay commercialization of our product candidates in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities either inside or outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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

As a public company, we incur significantly more legal, accounting and other expenses than as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and U.S. stock exchanges impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and could continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly.

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

As of December 31, 2025, our executive officers and directors beneficially owned approximately 5.7% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year, and it may continue to be volatile. During 2025, our common stock has traded as low as $2.53 and as high as $8.03 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

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

We will need to raise additional capital to continue to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

●	market conditions for raising capital, particularly for life science companies;

●	current and future clinical trials for our product candidates, including for LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401 and LPCN 1148;

●	regulatory actions of the FDA;

●	the scope, size, rate of progress, results and costs of completing ongoing clinical trials and development plans with our product candidates;

●	the cost, timing and outcomes of our efforts to obtain marketing approval for our product candidates in the United States;

●	payments received under any current or future license agreements, strategic partnerships or collaborations;

●	the cost of filing, prosecuting and enforcing patent claims;

●	the costs associated with commercializing our product candidates if we receive marketing approval for product candidates other than TLANDO, including the cost and timing of developing internal sales and marketing capabilities or entering into strategic collaborations to market and sell our products;

●	the costs of on-going and future litigation; and

●	funding additional product line expansions.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2027, we will need to raise additional capital at some point through the equity or debt markets or through out-licensing activities, either before or after March 31, 2027, to support our operations, the on-going clinical development of our product candidates, and compliance with regulatory requirements. If the Company is unsuccessful in raising additional capital, its ability to continue as a going concern will become a risk. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance, and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, and LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate or suspend on-going clinical studies.

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

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1154, LPCN 1148 and LPCN 1144. We have funded our operations to date through sales of our equity securities, debt, and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of December 31, 2025, we had an accumulated deficit of $209.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity. We expect to continue to incur significant research and development expenses in connection with clinical trials associated with LPCN 1154, and potentially with LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148 and LPCN 1107, if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, and possibly LPCN 1148 and LPCN 1107, in addition to our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

●	others may be able to make or use compounds that are the same or similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;

●	the Active Pharmaceutical Ingredients (“APIs”) in our licensed product TLANDO and current product candidates LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, and LPCN 1107 are, or may soon become, commercially available in generic drug products, and no patent protection may be available without regard to formulation or method of use;

●	we may not be able to detect infringement against our owned or licensed patents, which may be especially difficult for manufacturing processes or formulation patents;

●	we might not have been the first to make the inventions covered by our issued patents or pending patent applications or those we license;

●	we might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	it is possible that our pending patent applications or those of our licensor will not result in issued patents;

●	it is possible that there are dominating patents to any of our product candidates of which we are not aware;

●	it is possible that there are prior public disclosures that could invalidate our patents, or parts of our patents, of which we are not aware;

●	it is possible that others may circumvent our owned or licensed patents;

●	it is possible that there are unpublished applications or other patent applications maintained in secrecy that may issue later than our patents/applications but may have priority dates that are earlier than our priority dates and may have claims covering our products or technology similar to ours;

●	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;

●	the claims of our owned or licensed issued patents or patent applications, if and when issued, may not cover our product candidates;

●	our issued patents or those of our licensor may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal challenges by third parties;

●	our licensor or licensees as the case may be, who have access to our patents, may attempt to enforce our owned or licensed patents, which if unsuccessful, may result in narrower scope of protection of our owned or licensed patents or our owned or licensed patents becoming invalid or unenforceable;

●	we may not develop additional proprietary technologies for which we can obtain patent protection; or

●	the patents of others may have an adverse effect on our business.

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

If any of our owned or licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Additionally, we currently do not have patent protection for some of our product candidates in many countries, including large territories such as India, Russia, and China, and we will be unable to prevent unauthorized third parties from using our intellectual property in those countries unless we can file patent applications and obtain patents in those countries that cover our product candidates. Likewise, our United States patents covering certain technology used in our product candidates are expected to expire on various dates through 2044. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions to the extent that at those times we have no additional issued patents to protect our product candidates, including TLANDO. Additionally, if these are our only patents listed in the FDA Orange Book, should we have an FDA-approved and marketed product at that time, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if we are unable to commence or continue any action relating to the defense of our patents, we may be unable to protect our product candidates.

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

Periodic maintenance/annuity fees on our owned or licensed patents and patent applications are due to be paid to respective patent offices in several stages over the lifetime of the patents and applications. In addition, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance could have a material adverse effect on our business.

We also may rely on trade secrets and confidentiality agreements to protect our technology and know-how, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators, and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. If our confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace could be harmed and our ability to successfully generate revenues from our product candidates, if approved by the FDA or other regulatory authorities, could be adversely affected.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology, pharmaceutical and related industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, which could adversely affect our financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Our board of directors assesses risks based on probability and potential impact to key business systems and processes as part of our overall risk management program overseen by the board of directors. Risks that are considered high are incorporated into our overall risk management program. We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes and to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services. Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. Refer to the risk factor captioned “Cyber security risks and the failure to maintain the integrity of company, employee or clinical data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed” in Part I, Item 1A. “Risk Factors” for additional details regarding cybersecurity risks and potential impacts on our business.

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

Our corporate headquarters are located in a leased facility in Salt Lake City, Utah. Our lease expires on February 28, 2027. We believe that our existing facility is suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

On November 14, 2019, we and certain of our officers were named as defendants in a purported shareholder class action lawsuit, Solomon Abady v. Lipocine Inc. et al., 2:19-cv-00906-PMW, filed in the United States District Court for the District of Utah. The complaint alleged that the defendants made false and/or misleading statements and/or failed to disclose that our filing of the NDA for TLANDO to the FDA contained deficiencies and as a result the defendants’ statements about our business and operations were false and misleading and/or lacked a reasonable basis in violation of federal securities laws. The lawsuit sought certification as a class action (for a purported class of purchasers of the Company’s securities from March 27, 2019, through November 8, 2019), compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. We have insurance that covers claims of this nature. The retention amount payable by us under our policy is $1.5 million. On April 14, 2023, a judgment was issued ordering the case dismissed with prejudice and closure of the action.

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

Holders

As of March 9, 2026, there were approximately 86 holders of record of our common stock. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

Dividends

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

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

Overview of Our Business

We are a biopharmaceutical company focused on leveraging our proprietary drug delivery technology platform to develop differentiated products through the oral delivery of previously difficult to deliver molecules. Our proprietary delivery technologies are designed to improve patient compliance and safety through orally available treatment options. Our primary development programs are based on oral delivery solutions for poorly bioavailable drugs. We have a portfolio of differentiated innovative product candidates that target high unmet needs for neurological and psychiatric CNS disorders, liver diseases, and hormone supplementation for men and women.

We entered into our first license agreement for the development and commercialization of our product, TLANDO, an oral testosterone replacement therapy comprised of testosterone undecanoate in October 2021. On March 28, 2022, the FDA approved TLANDO as a testosterone replacement therapy (“TRT”) in adult males for conditions associated with a deficiency of endogenous testosterone, also known as hypogonadism and on June 7, 2022, our former commercial partner Antares (a wholly owned subsidiary of Halozyme) announced the commercial launch of TLANDO.

On January 12, 2024, we entered into the Verity License Agreement with Verity, pursuant to which we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize the TLANDO product for TRT in the Licensed Verity Territory and Verity Pharma filed a NDS for TLANDO in Canada in June 2025. Any FDA post-marketing studies required will also be the responsibility of our Licensee, Verity Pharma.

In September 2024, we entered into the SPC License Agreement for the development and commercialization of TLANDO with SPC, pursuant to which the Company granted to SPC a non-transferable, exclusive, royalty-bearing license to commercialize our TLANDO product for TRT in the SPC Territory. In October 2024, we entered into the Pharmalink Distribution Agreement with Pharmalink granting a non-transferable, exclusive, license to commercialize our TLANDO product specific to the GCC, including Saudi Arabia, Kuwait, UAE, Qatar, Bahrain, and Oman (the “Pharmalink Territory”). In April 2025, we entered into the Aché License Agreement with Aché pursuant to which we granted to Aché an exclusive license to commercialize our TLANDO product with respect to the Field, specific to the Aché Territory.

Additional clinical development pipeline candidates include: LPCN 1154 for postpartum depression (“PPD”), LPCN 2201 for Major Depressive Disorder (“MDD”), LPCN 2101 for epilepsy, and LPCN 2203 for essential tremor. In addition to our clinical development product candidates, we have assets for which we expect to seek partnerships to enable further development including TLANDO for territories outside of the United States, Canada, South Korea, the GCC, and Brazil, LPCN 2401 for improved body composition in GLP-1 agonist use such as obesity management, LPCN 1148 comprising a novel prodrug of testosterone, testosterone laurate (“TL”), for the management of decompensated cirrhosis, and LPCN 1107, potentially the first oral hydroxy progesterone caproate (“HPC”) product indicated for the prevention of recurrent preterm birth (“PTB”), which has completed a dose finding clinical study in pregnant women and has been granted orphan drug designation by the FDA.

To date, we have funded our operations primarily through sales of equity securities, debt and payments received under our license and collaboration arrangements. We have not generated any revenues from product sales and while we expect to generate royalties from our Licensees’ sales of TLANDO, we do not expect to generate revenue from product sales from our other product candidates unless and until approval.

We have incurred losses in most years since our inception. As of December 31, 2025, we had an accumulated deficit of approximately $209.4 million. Income and losses fluctuate year to year, primarily depending on the nature and timing of research and development occurring on our product candidates. Our net loss was approximately $9.6 million for the year ended December 31, 2025, compared to net income of $8,000 for the year ended December 31, 2024. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

●	subject to resource availability, conduct further development of our other product candidates, including LPCN 1154, LPCN 2201, LPCN 2101, and LPCN 2203;

●	continue our research efforts;

●	research new products or new uses for our existing products;

●	maintain, expand and protect our intellectual property portfolio; and

●	provide general and administrative support for our operations.

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

Corporate Strategy

The key components of our strategy are to:

Continue to leverage our drug delivery technology platform. Our goal is to become a leading biopharmaceutical company focused on leveraging our drug delivery technology platform to develop and register differentiated products to treat conditions with large unmet medical need through effective oral drug delivery. Our pipeline candidates are based on our drug delivery technology platform, validated through TLANDO, an approved commercial product. Our technology entails lipidic compositions which form an optimal dispersed phase in the gastrointestinal environment for improved absorption of highly water insoluble drugs. The drug loaded dispersed phase presents the drug efficiently at the absorption site (gastrointestinal tract membrane) thus improving or enabling portal and/or lymphatic absorption post oral administration.

Advance LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203 and other CNS product candidates. We intend to focus on the development of endogenous neuroactive steroids (“NASs”) which have broad applicability in treating various CNS conditions where we can leverage our technology platform to develop highly differentiated oral therapeutics. Our priority is on the development of LPCN 1154, a 48-hour treatment duration, fast-acting oral antidepressant for PPD with potential for outpatient use. We are currently evaluating additional NAS candidates LPCN 2201, for MDD, and LPCN 2101, for epilepsy including Drug Resistant Epilepsy (“DRE”) and women with epilepsy (“WWE”).

Support our partners, Verity, SPC, Pharmalink and Aché, in commercialization and/or development of our licensed oral TRT option. We believe the TRT market needs a differentiated, convenient oral option. We have exclusively licensed rights to TLANDO to Verity Pharma for commercialization of TLANDO in the Licensed Verity Territory, to SPC for commercialization in the SPC Territory, to Pharmalink in the Pharmalink Territory, and to Aché in the Aché Territory. We plan to support Verity’s, SPC’s, Pharmalink’s, and Aché’s efforts to effectively enable the availability of TLANDO to patients in a timely manner, in addition to receiving milestone payments and royalty payments associated with TLANDO commercialization as agreed to in the Verity License Agreement, the SPC License Agreement, the Pharmalink Distribution Agreement, and the Aché License Agreement.

Develop partnership(s) to continue the advancement of pipeline assets. We continuously strive to prioritize our resources in seeking partnerships of our pipeline assets. We are currently exploring partnerships for LPCN 1148 for the management of decompensated cirrhosis including prevention of the recurrence of overt hepatic encephalopathy (“OHE”), and we are also exploring partnerships for LPCN 2401 for management of incretin mimetics use and LPCN 1107, our candidate for prevention of pre-term birth. We are also exploring the possibility of licensing LPCN 1021 (known as TLANDO in the United States) to third parties outside of the Licensed Verity Territory, the SPC Territory, the Pharmalink Territory and the Aché Territory, although as of the date of this report, no licensing agreement has been entered into by the Company in any other territories.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until our FDA approved product receives regulatory approval outside the U.S. and Canada or until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through December 31, 2025, we have generated $55.1 million in revenue under our various license and collaboration arrangements and from government grants. We have entered into the Verity License Agreement, the SPC License Agreement, the Pharmalink Distribution Agreement, and the Aché License Agreement with the potential for revenue from future milestones, royalties, and/or product sales, but we may never generate revenues from any of our clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $163.2 million in research and development expenses through December 31, 2025.

We expect to continue to incur significant costs as we develop our product candidates, including our CNS product candidates, as well as the development of future pipeline product candidates.

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

Given the stage of clinical development and the significant risks and uncertainties inherent in the clinical development, manufacturing, and regulatory approval process, we are unable to estimate with any certainty the time or cost to complete the development of LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, LPCN 1107 and other product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations and results from our clinical trials may not be favorable. If we are successful in progressing LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, or other future product candidates into later stage development, we will require additional capital. The amount and timing of our future research and development expenses for these product candidates will depend on the pre-clinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities. We will continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1154, LPCN 2401, LPCN 1148, LPCN 1107, and for the development and commercialization of TLANDO outside of the United States, Canada, South Korea, the GCC countries and Brazil.

We expect to incur significant research and development expenses in the future as we complete on-going clinical studies, including studies for CNS product candidates, and as we conduct future clinical studies, including when and if we conduct Phase 2 clinical studies with LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, and/or Phase 3 clinical studies with LPCN 1148, and/or LPCN 1107. We are also exploring the possibility of licensing all of our product candidates, although we have not entered into a licensing agreement and no assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us. If we are unable to raise additional capital or obtain non-dilutive financing, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, and outside consulting services related to our executive, finance, business development, and administrative support functions. Other general and administrative expenses include rent and utilities, travel expenses, and professional fees for auditing, tax, legal and various other services.

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

Other Income and Expense

Other income and expense consists primarily of interest income earned on our cash, cash equivalents and marketable investment securities, and, in 2024, included a gain on our warrant liability resulting from the expiration of the underlying warrants.

Results of Operations

Comparison of the Years Ended December 31, 2025, and 2024

The following table summarizes our results of operations for the years ended December 31, 2025, and 2024:

	Years Ended December 31,
	2025	2024	Variance
Revenue	$1,976,677	$11,198,144	$(9,221,467)
Research and development expenses	8,583,919	7,351,753	1,232,166
General and administrative expenses	3,764,137	5,001,426	(1,237,289)
Interest and investment income	744,074	1,146,902	(402,828)
Unrealized gain on warrant liability	-	17,166	(17,166)
Income tax expense	(200)	(681)	481

Revenue

We recognized revenue of $2.0 million during the year ended December 31, 2025, compared to revenue of $11.2 million during the year ended December 31, 2024. Revenue in 2025 primarily consisted of license revenue from our licenses, Verity and Aché of $1.5 million, and royalty revenue from TLANDO sales of $480,000. Revenue in 2024 primarily consisted of $10.9 million in upfront, one-time, license revenue from our licensees, Verity, SPC and Pharmalink and royalty revenue from TLANDO sales of $298,000.

Research and Development Expenses

We recorded research and development expenses of $8.6 million and $7.4 million, respectively, for the years ended December 31, 2025 and 2024. The increase in research and development expenses during the year ended December 31, 2025 primarily relates to an $894,000 increase in our clinical study costs, a $174,000 increase in other supplies and research costs and a $164,000 increase in personnel-related costs

General and Administrative Expenses

We recorded general and administrative expenses of $3.8 million and $5.0 million, respectively, for the years ended December 31, 2025 and 2024. The decrease in general and administrative expenses during the year ended December 31, 2025 was primarily due to approximately a $1.3 million decrease in business development, strategic advisory services, and corporate legal fees incurred in connection with our various license agreements in 2024, a $121,000 decrease in estimated franchise taxes, a $55,000 decrease in other various professional fees, and a $47,000 decrease in corporate insurance expense, offset by an increase of $165,000 in personnel related expenses, a $104,000 increase in patent related fees and a $25,000 increase in other general and administrative expenses.

Interest and Investment Income

The decrease in interest and investment income of approximately $403,000 during the year ended December 31, 2025 was mainly due to declining cash and marketable investment securities balances in the year ended December 31, 2025 compared to 2024.

Unrealized Gain on Warrant Liability

The warrant liability was extinguished when the November 2019 warrants expired in November 2024, thus there was no warrant liability as of December 31, 2024 or December 31, 2025.

We recorded a non-cash gain of approximately $17,000 on warrant liability during the fiscal years ended December 31, 2024 related to the change in the fair value of outstanding common stock warrants issued in November 2019 as of December 31, 2024 as compared to December 31, 2023. The gain in fiscal year ended December 31, 2024 was attributable to the November 2024 expiration of the warrants issued in the November 2019 Offering. There were no common stock warrants exercised during 2024. The warrants were classified as a liability due to a provision contained within the warrant agreement which allowed the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of our equity securities, issuances of debt and payments received under our license and collaboration arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses in most years since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance clinical development of LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, and any other future product candidates, including continued research efforts.

As of December 31, 2025, we had $14.9 million of unrestricted cash, cash equivalents and marketable investment securities compared to $21.6 million as of December 31, 2024.

In April 2025, we entered into the Aché License Agreement with Aché pursuant to which we granted to Aché an exclusive license to commercialize our TLANDO product with respect to the Field, specific to Brazil. Under the agreement, we are entitled to receive fees upon the achievement of certain regulatory milestones, royalties on net sales and will supply TLANDO to Aché at an agreed transfer price. Our ability to realize benefits from the Aché License Agreement, including milestone, product sale and royalty payments, is subject to a number of risks. We may not realize milestone, product sale or royalty payments in anticipated amounts, or at all.

In October 2024, we entered into the Pharmalink Distribution Agreement with Pharmalink, pursuant to which we granted to Pharmalink a non-transferable, exclusive, license to commercialize our TLANDO product in the Pharmalink Territory. Pharmalink paid us a one-time non-refundable, non-creditable upfront fee. We are eligible to receive additional payments in regulatory authorization milestones related to the marketing approval in countries in the Pharmalink Territory under the Pharmalink Distribution Agreement and we have agreed to supply TLANDO to Pharmalink at a specified transfer price. Our ability to realize benefits from the Pharmalink Distribution Agreement, including milestone, product sale and royalty payments, is subject to a number of risks. We may not realize milestone, product sale or royalty payments in anticipated amounts, or at all.

In September 2024, we entered into the SPC License Agreement with SPC, pursuant to which we granted to SPC a non-transferable, non-creditable upfront fee in October 2024. We also received a non-refundable payment in consideration for certain TLANDO product inventory, and are eligible to receive additional payments upon the receipt of marketing authorization and achievement of sales milestones, and we will supply TLANDO to SPC and receive a supply price. In addition, we will receive royalties on net sales in the SPC Territory under the SPC License Agreement. Our ability to realize benefits from the SPC License Agreement, including milestone, product sale and royalty payments, is subject to a number of risks. We may not realize milestone, product sale or royalty payments in anticipated amounts, or at all.

On January 12, 2024, we entered into the Verity License Agreement with Verity Pharma, pursuant to which we granted to Verity Pharma an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize our TLANDO product with respect to TRT in the Licensed Verity Territory. Upon execution of the Verity License Agreement in January 2024 and upon transition of the commercialization of TLANDO from Antares to Verity Pharma in February 2024, Verity Pharma paid to us initial payments of $2.5 million and $5 million, respectively. Verity Pharma also paid us $2.5 million on December 30, 2024, and we received payment for the final portion of the initial license of $1.0 million on January 5, 2026. The Verity License Agreement also provides Verity Pharma with a license to develop and commercialize TLANDO XR (LPCN 1111), our potential next generation, once daily oral product candidate for testosterone replacement therapy comprised of TT in the U.S. and Canada. We are also eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain development milestones and sales milestones in a single calendar year with respect to all products licensed by Verity Pharma under the Verity License Agreement. In addition, we receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of all products licensed to Verity Pharma in the Licensed Verity Territory. Our ability to realize benefits from the Verity License Agreement, including milestone and royalty payments, is subject to a number of risks. We may not realize milestone or royalty payments in anticipated amounts, or at all.

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

On April 26, 2024, we entered into a sales agreement (the “A.G.P. Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) pursuant to which we could issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to the amount we registered on an effective registration statement pursuant to which the offering is being made. As of February 26, 2026, we have registered up to $50,000,000 of common shares for sale under the A.G.P. Sales Agreement, pursuant to the Registration Statement on Form S-3, as amended (File No. 333-275716) (the “Form S-3”), through A.G.P. as sales agent. A.G.P. may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. A.G.P. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares under the A.G.P. Sales Agreement. We will pay A.G.P. 3.0% of the aggregate gross proceeds from each sale of shares under the A.G.P. Sales Agreement. In addition, we have also provided A.G.P. with customary indemnification rights. Our shares of common stock to be sold under the A.G.P. Sales Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the SEC, and the related prospectus and one or more prospectus supplements. We are not obligated to make any sales of our common stock under the A.G.P. Sales Agreement. The offering of common stock pursuant to the A.G.P. Sales Agreement will terminate upon the termination of the A.G.P. Sales Agreement as permitted therein. We and A.G.P. may each terminate the A.G.P. Sales Agreement at any time upon ten days’ prior notice. During the year December 31, 2025, we sold 806,878 shares of our common stock for gross proceeds of approximately $3.0 million and net proceeds of approximately $2.9 million under the A.G.P. Sales Agreement. Since December 31, 2025, we have sold 1,138,710 shares of our common stock for gross proceeds of approximately $10.9 million and net proceeds of $10.6 million under the A.G.P. Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least March 31, 2027 which include research and development activities and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, and/or LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least March 31, 2027, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities, either before or after March 31, 2027, to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going and/or planned clinical studies. We can raise capital pursuant to the A.G.P. Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our clinical studies, pre-clinical testing and other related activities for all of our product candidates including LPCN 1154, LPCN 2201, LPCN 2101, LPCN 2203, LPCN 2401, LPCN 1148, and LPCN 1107;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

●	the cost and timing of establishing sales, marketing and distribution capabilities, if any;

●	the terms and timing of any collaborative, licensing, settlement and other arrangements that we may establish;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing and outcomes of regulatory approvals;

●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

●	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Cash used in operating activities	$(9,760,721)	$(1,221,233)
Cash provided by investing activities	5,891,085	2,446,061
Cash provided by financing activities	2,869,552	209,340

Net Cash Used in Operating Activities

During each of the years ended December 31, 2025 and 2024, net cash used in operating activities was $9.8 million and $1.2 million, respectively.

Net cash used in operating activities during 2025 was primarily attributable to cash outlays primarily related to our LPCN 1154 Phase 3 clinical studies and expenses to support on-going operations, offset by cash provided by TLANDO license fees of $500,000 and royalties of $477,000. Net cash used in operating activities during 2024 was primarily attributable to cash outlays to support on-going operations, including research and development expenses primarily related to our LPCN 1154 clinical studies and manufacturing scale up, in addition to general and administrative expenses. These cash outlays were offset by cash provided by license fees from the licensee and distribution agreements we entered into during 2024 of $10.9 million in addition to royalties received of approximately $298,000.

Net Cash Provided by Investing Activities

During the years ended December 31, 2025 and 2024, net cash provided by investing activities was $5.9 million and $2.4 million.

Net cash provided by investing activities during 2025 and 2024 was primarily the result of the maturity of marketable investment securities of $20.6 million and of $35.4 million, respectively offset by the purchase of marketable investment securities of $14.7 million and $32.9 million, respectively. There were no capital expenditures for the year ended December 31, 2025. Capital expenditures during the year ended December 31, 2024 were $90,000.

Net Cash Provided by Financing Activities

During the years ended December 31, 2025 and 2024, net cash provided by financing activities was $2.9 million and $209,000, respectively, and the result of proceeds from the sales of our common stock under the ATM sales agreements.

Net cash provided by financing activities during the year ended December 31, 2025 was related to the sale of 806,878 shares of our common stock in 2025 for net proceeds of $2.9 million under the AGP Sales Agreement. Net cash provided by financing activities in 2024 was related to the sale of 32,110 shares of our common stock for net proceeds of $209,000 under the Cantor Sales Agreement.

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

Operating Leases

In August 2004, we entered into an agreement to lease our facility in Salt Lake City, Utah, consisting of office and laboratory space which serves as our corporate headquarters. On December 12, 2025, we modified and extended the lease through February 28, 2027.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. GAAP. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We concluded that licensing revenue recognized in conjunction with the Verity License Agreement, the SPC License Agreement, the Pharmalink Distribution Agreement and the Aché License Agreement met the requirements under ASC 606, Revenue from Contracts with Customers. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. License revenue from payments to be received in the future will be recognized when it is probable that we will receive license payments under the terms of the Verity License Agreement, the SPC License Agreement, the Pharmalink Distribution Agreement or the Aché License Agreement .

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) with amendments in 2015 (ASU 2015-14) and 2016 (ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this pronouncement effective January 1, 2017. We recognized license and royalty revenue of $2.0 million and $11.2 million during the years ended December 31, 2025 and 2024, respectively.

We may provide research and development services under collaboration arrangements to advance the development of jointly owned products. We record the expenses incurred and reimbursed on a net basis in research and development expense.

As of December 31, 2025, we do not have any active collaboration agreements.

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

Stock-Based Compensation

We recognize stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under our Incentive Plan to employees, nonemployees and nonemployee members of our board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, in the past we have granted performance-based stock option awards and restricted stock grants, which vest based upon our satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance options or stock grants will be recognized only if, and when, we estimate that these options or stock grants will vest, which is based on whether we consider the awards’ performance conditions to be probable of attainment. Our estimates of the number of performance-based awards that are expected to vest will be revised, if necessary, in subsequent periods.

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

As of December 31, 2025, there was $473,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan.

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

The warrants issued under the November 2019 public offering expired in November 2024, and there were no warrants from the November 2019 offering outstanding as of December 31, 2024, and the warrant liability was fully extinguished.

Accounting Standards Issued Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on our financial disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Management is currently evaluating this ASU to determine its impact on our financial disclosures.

In July 2025, the FASB issued ASU 2025-05 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to improve the measurement of credit losses for accounts receivable and contract assets. The guidance provides a practical expedient for all entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the assets. The update aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. Management is currently evaluating the impact that the adoption of this update may have on its financial statements.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements with the purpose of updating the form, content and disclosure requirements for interim financial reporting and the overall application of Topic 270. ASU 2025-11 is effective for public business entities for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating this ASU to determine its impact on the Company’s financial disclosures.

Also in December 2025, the FASB issued 2025-12 Codification Improvements to clarify existing guidance by removing errors and outdated references and to improve consistency across Topics. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, as well as interim periods within those years. Management is currently evaluating this ASU to determine its impact on the Company’s financial disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” this item is not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LIPOCINE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lipocine Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lipocine Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tanner LLP

We have served as the Company’s auditor since 2018

Salt Lake City, Utah

March 9, 2026

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$5,205,842	$6,205,926
Marketable investment securities	9,724,545	15,427,385
Accrued interest income	14,189	120,447
License fee and royalties receivable	1,145,390	91,405
Prepaid and other current assets	787,600	476,510

Total current assets	16,877,566	22,321,673

Property and equipment, net of accumulated depreciation of $1,284,079 and $1,223,297, respectively	104,293	165,075
Other assets	23,753	23,753

Total assets	$17,005,612	$22,510,501

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$971,822	$271,696
Accrued expenses	1,236,374	921,240
Deferred revenue	320,000	320,000

Total current liabilities	2,528,196	1,512,936

Total liabilities	2,528,196	1,512,936

Commitments and contingencies (notes 8 and 11)

Stockholders’ equity:
Common stock, par value $0.0001 per share, 75,000,000 shares authorized; 6,158,779 and 5,348,276 issued and 6,158,443 and 5,347,940 outstanding, respectively	8,944	8,863
Additional paid-in capital	223,901,106	220,789,138
Treasury stock at cost, 336 shares	(40,712)	(40,712)
Accumulated other comprehensive gain	4,445	9,138
Accumulated deficit	(209,396,367)	(199,768,862)

Total stockholders’ equity	14,477,416	20,997,565

Total liabilities and stockholders’ equity	$17,005,612	$22,510,501

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2025	2024

Revenues:
License revenue	$1,500,000	$10,900,000
Royalty revenue	476,677	298,144
Total revenues	1,976,677	11,198,144

Operating expenses:
Research and development	8,583,919	7,351,753
General and administrative	3,764,137	5,001,426
Total operating expenses	12,348,056	12,353,179

Operating loss	(10,371,379)	(1,155,035)

Other income:
Interest and investment income	744,074	1,146,902
Unrealized gain on warrant liability	-	17,166
Total other income	744,074	1,164,068

Income (loss) before income tax expense	(9,627,305)	9,033

Income tax expense	(200)	(681)

Net income (loss)	(9,627,505)	8,352

Basic income (loss) per share attributable to common stock	$(1.77)	$-
Weighted average common shares outstanding, basic	5,448,871	5,338,957

Diluted income (loss) per share attributable to common stock	$(1.69)	$-
Weighted average common shares outstanding, diluted	5,708,238	5,422,604

Comprehensive income (loss):
Net income (loss)	$(9,627,505)	$8,352
Net unrealized gain (loss) on available-for-sale securities	(4,693)	1,879
Comprehensive gain (loss)	$(9,632,198)	$10,231

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Stockholder’s Equity
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2023	5,315,830	$8,860	336	$(40,712)	$220,171,250	$7,259	$(199,777,214)	$20,369,443

Net income	-	-	-	-	-	-	8,352	8,352

Unrealized gain on marketable investment securities	-	-	-	-	-	1,879	-	1,879

Stock-based compensation	-	-	-	-	408,551	-	-	408,551

Common stock sold through ATM offering	32,110	3	-	-	209,337	-	-	209,340

Balances at December 31, 2024	5,347,940	$8,863	336	$(40,712)	$220,789,138	$9,138	$(199,768,862)	$20,997,565

	Stockholder’s Equity
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances at December 31, 2024	5,347,940	$8,863	336	$(40,712)	$220,789,138	$9,138	$(199,768,862)	$20,997,565

Net loss	-	-	-	-	-	-	(9,627,505)	(9,627,505)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(4,693)	-	(4,693)

Stock-based compensation	-	-	-	-	242,497	-	-	242,497

Vesting of restricted stock units	3,625	-	-	-	-	-	-	-

Common stock sold through ATM offering	806,878	81	-	-	2,869,471	-	-	2,869,552

Balances at December 31, 2025	6,158,443	$8,944	336	$(40,712)	$223,901,106	$4,445	$(209,396,367)	$14,477,416

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024

Cash flows from operating activities:

Net income (loss)	$(9,627,505)	$8,352

Adjustments to reconcile net income (loss) to cash used in operating activities:

Depreciation expense	60,782	41,106
Stock-based compensation expense	242,497	408,551
Non-cash gain on change in fair value of warrant liability	-	(17,166)
Amortization of discounts on marketable investment securities	(192,938)	(697,865)

Changes in operating assets and liabilities:
Accrued interest income	106,258	(68,193)
License and royalties receivable	(1,053,985)	91,405
Prepaid and other current assets	(311,090)	114,104
Accounts payable	700,126	(1,124,281)
Accrued expenses	315,134	(297,246)
Deferred revenue	-	320,000

Cash used in operating activities	(9,760,721)	(1,221,233)

Cash flows from investing activities:
Purchase of property and equipment	-	(90,086)
Purchases of marketable investment securities	(14,708,915)	(32,863,853)
Maturities of marketable investment securities	20,600,000	35,400,000

Cash provided by investing activities	5,891,085	2,446,061

Cash flows from financing activities:

Net proceeds from sale of common stock through ATM	2,869,552	209,340

Cash provided by financing activities	2,869,552	209,340

Net increase (decrease) in cash and cash equivalents	(1,000,084)	1,434,168

Cash and cash equivalents at beginning of period	6,205,926	4,771,758

Cash and cash equivalents at end of period	$5,205,842	$6,205,926

Supplemental disclosure of cash flow information:
Income taxes paid	$200	681

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized gain (loss) on available-for-sale securities	$(4,693)	$1,879

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(1)	Description of Business

Lipocine Inc. (“Lipocine” or the “Company”), a clinical-stage biopharmaceutical company, is engaged in research and development for the delivery of drugs using its proprietary drug delivery technology. The Company’s principal operation is to provide oral delivery solutions for existing drugs. Lipocine develops its own drug candidates or it develops drug candidates on behalf of or in collaboration with corporate partners. The Company has funded operating costs primarily through collaborative license, milestone and research arrangements, through federal grants, through the sale of equity securities and through debt. The Company is incorporated under the laws of the State of Delaware.

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

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Cash and cash equivalents were $5.2 million and $6.2 million as of December 31, 2025 and 2024, respectively.

(c)	Receivables

Receivables are recorded at the invoiced amount and do not bear interest.

The Company maintains an allowance for doubtful accounts for estimated losses. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and their customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company had no write-offs in 2025 and 2024 and the Company did not record an allowance for doubtful accounts as of December 31, 2025 and 2024. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

DECEMBER 31, 2025 and 2024

(2)	Summary of Significant Accounting Policies – (continued)

Disaggregation of Revenue. In the following tables, revenues reported for the years ended December 31, 2025 and 2024, under Topic 606, are disaggregated by type of revenue.

Type of Revenue	2025	2024
License	$1,500,000	$10,900,000
Royalties	476,677	298,144

	$1,976,677	$11,198,144

Under Topic 606, all revenue has been recognized as point in time for the years ended December 31, 2025 and 2024.

See Note 4 for a description of the Verity License Agreement, the SPC License Agreement, the Pharmalink Distribution Agreement and the Aché License and Supply Agreement (“Aché Agreement”). See Note 12 for a description of the agreement with Spriaso, a related party.

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

Revenue Concentration

A major partner is considered to be one that comprises more than 10% of the Company’s total revenues. In 2025, the Company recognized 74.7%, or $1.5 million of its revenue from the Verity License agreement and sales-based royalties. The Company also recognized 25.3%, or $500,000 of its revenue from the Aché Agreement.

In 2024, the Company recognized 91.4%, or $10.2 million of its revenue from the Verity License Agreement, which consisted of $10.0 million in licensing revenue and $232,000 in TLANDO sales-based royalties.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

The Company recognizes stock-based compensation expense for grants of stock option awards, restricted stock units and restricted stock under the Company’s Incentive Plan to employees, nonemployees and nonemployee members of the Company’s board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, the Company has granted performance-based stock option awards and restricted stock units, which vest based upon the Company satisfying certain performance conditions. Potential compensation cost, measured on the grant date, related to these performance awards will be recognized only if, and when, the Company estimates that these options or units will vest, which is based on whether the Company considers the performance conditions to be probable of attainment. The Company’s estimates of the number of performance-based options or units that will vest will be revised, if necessary, in subsequent periods.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(2)	Summary of Significant Accounting Policies – (continued)

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees, nonemployees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the common stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost for stock option awards and restricted stock units that have been expensed in the statements of operations amounted to approximately $242,000 and $409,000 for the years ended December 31, 2025 and 2024, allocated as follows:

	Years Ended December 31,
	2025	2024

Research and development	$125,683	$222,596
General and administrative	116,814	185,955
	$242,497	$408,551

The Company issued 100,994 stock options and 84,715 stock options during the years ended December 31, 2025 and 2024, respectively. The Company issued 0 restricted stock units and 21,762 restricted stock units during the years ended December 31, 2025 and 2024, respectively.

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

For options granted in 2025 and 2024, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2025	2024
Expected term	5.82 years	5.81 years
Risk-free interest rate	3.89%	4.41%
Expected dividend yield	—	—
Expected volatility	84.91%	98.76%

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(2)	Summary of Significant Accounting Policies – (continued)

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

As of December 31, 2025, there was $473,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plan, of which $410,000 relates to unvested stock options and $63,000 relates to unvested restricted stock units. Share-based compensation related to options is expected to be recognized over a weighted average period of 1.3 years. The cost will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of stock options granted during the years ended December 31, 2025 and 2024 was approximately $3.08 and $3.80 per share, respectively.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024:

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(2)	Summary of Significant Accounting Policies – (continued)
		Fair value measurements at reporting date using
	December 31, 2025	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,459,687	$4,459,687	$-	$-
Government treasury bills	9,724,545	9,724,545	-	-
	$14,184,232	$14,184,232	$-	$-

		Fair value measurements at reporting date using
	Deember 31, 2024	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$6,155,167	$6,155,167	$-	$-
Government treasury bills	15,427,385	15,427,385	-	-
	$21,582,552	$21,582,552	$-	$-

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

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(2)	Summary of Significant Accounting Policies – (continued)

Government treasury bills: The Company uses a third-party pricing service to value these investments. United States treasury bills are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets for identical assets and reportable trades.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2 or Level 3 for the years ended December 31, 2025 and 2024.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Basic earnings (loss) per share attributable to common stock:
Numerator
Net earnings (loss)	$(9,627,505)	$8,352

Denominator
Weighted avg. common shares outstanding	5,448,871	5,338,957

Basic earnings (loss) per share attributable to common stock	$(1.77)	$-

Diluted earnings (loss) per share attributable to common stock:
Numerator
Net earnings (loss)	$(9,627,505)	$8,352
Effect of dilutive securities on net earnings (loss):
Common stock warrants	-	17,166
Total net loss for purpose of calculating diluted net loss per common share	$(9,627,505)	$(8,814)
Denominator
Weighted avg. common shares outstanding	5,448,871	5,338,957
Weighted average effect of dilutive securities:
Stock options	259,367	83,647
Total shares for purpose of calculating diluted net earnings (loss) per common share	5,708,238	5,422,604

Diluted earnings (loss) per share attributable to common stock	$(1.69)	$-

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(2)	Summary of Significant Accounting Policies – (continued)

The computation of diluted earnings per share for the years ended December 31, 2025 and 2024 does not include the following stock options or warrants to purchase shares in the computation of diluted earnings per share because these instruments were antidilutive:

	December 31,
	2025	2024
Stock options	157,942	251,611
Unvested restricted stock units	18,137	21,762
Warrants	-	49,433

(k)	Segment Information

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

(m)	Liquidity

The Company has incurred recurring net losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of approximately $14.9 million. The Company expects to continue to incur operating losses as it advances its research and development programs. Management believes that existing cash resources will be sufficient to fund planned operations for at least the next twelve months from the issuance of these financial statements. Additional financing will be required to support future operations beyond that period.

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of December 31, 2025 and 2024 were as follows:

December 31, 2025	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Government treasury bills	$9,720,100	$4,445	$-	$9,724,545
	$9,720,100	$4,445	$-	$9,724,545

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(3) Marketable Investment Securities - (continued)

December 31, 2024	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Government treasury bills	$15,418,247	$9,138	$-	$15,427,385
	$15,418,247	$9,138	$-	$15,427,385

Maturities of debt securities classified as available-for-sale securities as of December 31, 2025 are as follows:

December 31, 2025	Amortized Cost	Aggregate Fair Value
Due within one year	$9,720,100	$9,724,545
	$9,720,100	$9,724,545

There were no sales of marketable investment securities during the years ended December 31, 2025 and 2024 and therefore no realized gains or losses. Additionally, $20.6 million and $35.4 million of marketable investment securities matured during the years ended December 31, 2025 and 2024, respectively. The Company determined there were no other-than-temporary impairments for the years ended December 31, 2025 and 2024.

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

Upon execution of the Verity License Agreement, GSL agreed to pay the Company a license fee of $11.0 million consisting of an initial payment of $2.5 million which was received on signing of the Verity License Agreement, $5.0 million which was received on February 1, 2024, $2.5 million which was received on December 30, 2024, and $1.0 million which was received on January 5, 2026. The Company is also eligible to receive development and sales milestone payments of up to $259.0 million in the aggregate, depending primarily on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by GSL under the Verity License Agreement. Under the Verity License Agreement, GSL is generally responsible for expenses relating to the development (including the conduct of any clinical trials) and commercialization of licensed products in the Field in the Licensed Verity Territory, while the Company is generally responsible for expenses relating to development activities outside of the Field and/or the Licensed Verity Territory.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(4)	Contractual Agreements – (continued)

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

During 2025, the Company recognized $1.0 million in licensing revenue and approximately $477,000 in sales-based royalty revenue under the Verity License Agreement.

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

In April 2025, the Company entered into a License and Supply Agreement (the “Aché License Agreement”) with Aché, pursuant to which the Company granted to Aché an exclusive license to commercialize the Company’s TLANDO product with respect to the Field, specific to Brazil (the “Aché Territory”). Under the agreement, the Company is entitled to receive fees upon the achievement of certain regulatory milestones, royalties on net sales and will supply TLANDO to Aché at an agreed transfer price.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(4)	Contractual Agreements – (continued)

(e)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc. (“Abbott”)) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. The Company incurred royalty expense of $40,000 and $24,000 in the years ended December 31, 2025 and 2024, respectively.

(f)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct preclinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors, primarily clinical researchers, who serve as advisors to the Company. The Company incurred expenses of approximately $5.1 million and $4.1 million under these agreements in 2025 and 2024, respectively. and has recorded these expenses in research and development expenses.

(5)	Property and Equipment

Property and equipment consisted of the following:

	Years Ended December 31,
	2025	2024
Computer equipment and software	$151,533	$151,533
Lab and office equipment	1,185,435	1,185,435
Furniture and fixtures	51,404	51,404
	1,388,372	1,388,372
Less accumulated depreciation	(1,284,079)	(1,223,297)
	$104,293	$165,075

Depreciation expense for the years ended December 31, 2025 and 2024 was approximately $61,000 and $41,000, respectively.

(6)	Deferred Revenue

In 2024, the Company recognized deferred revenue resulting from a distributor’s prepayment of $320,000 for TLANDO inventory. Revenue related to the sale of inventory will be recognized once the inventory has shipped in accordance with the Company’s revenue recognition policy.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(7)	Income Taxes

(a)	Income Tax Expense

Income tax expense consists of:

	December 31,
	2025	2024

U.S. federal	$-	$-
State and local	200	681
Deferred	-	-
Total	$200	$681

(b)	Tax Rate Reconciliation

Income tax expense was $200 and $681, respectively, for the years ended December 31, 2025 and 2024 differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2025 and 2024, respectively, to pretax income from continuing operations as a result of the following:

	December 31,
	2025	2024

Computed “expected” tax expense (benefit)	$(2,021,734)	$1,897	21.00%
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	2,398,461	295,361	-24.91%
State and local income taxes, net of federal income tax benefit	158	538	0.00%
Stock expense	87,673	189,209	-0.91%
Research and development tax credits	(465,676)	(480,338)	4.84%
Orphan drug tax credit	(115)	(2,913)	0.00%
Warrant Liability	-	(3,605)	0.00%
Other, net	1,433	532	-0.01%

	$200	$681	0.00%

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(7)	Income Taxes – (continued)

(c)	Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are presented below:

	December 31,
	2025	2024

Deferred tax assets:
Stock-based compensation	$1,008,378	$1,058,082
Net operating loss carryforwards	40,745,388	34,275,198
Employee benefits	53,059	56,813
Research and development tax credits	7,250,717	6,694,003
Orphan drug tax credits	1,278,037	1,277,891
Plant and equipment	-	-
Sec. 174 Expenses	474,260	4,780,931
Other deductible temporary differences	242,687	88,657
Total gross deferred tax assets	51,052,526	48,231,575

Net deferred tax assets	$51,052,526	$48,231,575
Deferred tax liabilities:
Plant and equipment	(6,219)	(8,778)
Total gross deferred tax liabilities	(6,219)	(8,778)

Net deferred tax liabilities	$(6,219)	$(8,778)

Deferred tax asset/deferred tax liability	51,046,307	48,222,797
Valuation allowance	(51,046,307)	(48,222,797)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2025 and 2024 was $51.0 million and $48.2 million. The net change in the valuation allowance was an increase of $2.8 million in 2025 and an increase of $0.5 million in 2024. A valuation allowance has been provided for the full amount of the Company’s net deferred tax assets as the Company believes it is more likely than not that these benefits will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(7)	Income Taxes – (continued)

During the year ended December 31, 2013, the Company experienced a change in ownership, as defined by the Internal Revenue Code, as amended (the “Code”) under Section 382. A change of ownership occurs when ownership of a company increases by more than 50 percentage points over a three-year testing period of certain stockholders. As a result of this ownership change, we determined that our annual limitation on the utilization of our federal net operating loss (“NOL”) and credit carryforwards is approximately $1.1 million per year. We will only be able to utilize $9.6 million of our pre-ownership change NOL carryforwards and will forgo utilizing $3.3 million of our pre-ownership change NOL carryforwards and $1.2 million of our pre-change credit carryforwards as a result of this ownership change. We do not account for forgone NOL and credit carryovers in our deferred tax assets and only account for the NOL and credit carryforwards that will not expire unutilized as a result of the restrictions of Code Section 382.

As of December 31, 2025, we had NOL and research and development credit carryforwards for U.S. federal income tax reporting purposes of approximately $160.8 million and $5.4 million, respectively. Approximately $46.5 million of the NOL will expire between 2025 and 2035 and $36.1 million of the NOL will expire 2036 through 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent years have an unlimited carryforward therefore the 2025, 2024, 2023, 2022, 2020, 2019 and 2018 NOL of $78.2 million can be carried forward indefinitely. The research and development credits will begin to expire in 2033 through 2045. We have orphan drug credit carry forwards of approximately $1.3 million which will expire if unused through 2045.

We also have state NOL and research and development credit carry forwards of approximately $155 million and $1.8 million, respectively. The Company’s state NOL will not expire but can be used until exhausted under Utah Code Section 59-7-110. The state research and development credits expire in 2025 through 2039.

The Company’s federal and state income tax returns for December 31, 2022 through 2025 are open tax years.

A reconciliation of the beginning and ending amount of total unrecognized tax contingencies, excluding interest and penalties, for the year ended December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024

Balance, beginning of year	$-	$-

Balance, end of year	$-	$-

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(8)	Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. On December 8, 2025, the term of the lease was extended through February 28, 2027.

Future minimum lease payments under the non-cancelable operating lease as of December 31, 2025 are:

Operating
Lease
Year ending December 31:
2026	$385,139
2027	64,452

Total minimum lease payments	$449,591

The Company’s rent expense was $376,000 and $366,000 for the years ended December 31, 2025 and 2024, respectively.

(9)	Stockholders’ Equity

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

On June 4, 2025, the Company held its annual general meeting of shareholders, at which a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”) to reduce the number of authorized shares of the Company’s common stock from 200,000,000 to 75,000,000 shares was approved. The Company filed the amendment to the Restated Certificate with the Secretary of State of the State of Delaware on June 4, 2025. The amendment to the Restated Certificate became effective upon filing with the Secretary of State of the State of Delaware.

The Company is authorized to issue up to 75,000,000 shares of its common stock, par value $0.0001.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(9)	Stockholders’ Equity – (continued)

(a)	Issuance of Common Stock

On April 26, 2024, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P”) (the “A.G.P. Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made. As of February 26, 2026, the Company has registered up to $50,000,000 of common shares for sale under the A.G.P. Sales Agreement, pursuant to the Registration Statement on Form S-3, as amended (File No. 333-275716) (the “Form S-3”), through A.G.P. as the Company’s sales agent. A.G.P. may sell the Company’s common stock by any method permitted by law deemed to be an “at the market (“ATM”) offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. A.G.P. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares under the A.G.P. Sales Agreement. The Company will pay A.G.P. 3.0% of the aggregate gross proceeds from each sale of shares under the A.G.P. Sales Agreement. In addition, the Company has also provided A.G.P. with customary indemnification rights.

The shares of the Company’s common stock to be sold under the A.G.P. Sales Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

The Company is not obligated to make any sales of its common stock under the A.G.P. Sales Agreement. The offering of common stock pursuant to the A.G. P. Sales Agreement will terminate upon the termination of the A.G.P. Sales Agreement as permitted therein. The Company and A.G.P. may each terminate the A.G.P. Sales Agreement at any time upon ten days’ prior notice.

During 2025 the Company sold 806,878 shares of common stock at a weighted average sales price of $3.67 per share for gross proceeds of approximately $2,960,000, less commissions of $91,000 under the A.G.P. Sales Agreement.

Previously, on March 6, 2017, the Company entered into a sales agreement (“Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering was made. During the year ended December 31, 2024, the Company sold 32,110 shares of its common stock pursuant to the Cantor Sales Agreement. On April 24, 2024 the Cantor Sales Agreement was terminated.

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

DECEMBER 31, 2025 and 2024

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

In April 2014, the Board of Directors adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 58,823 shares were authorized for issuance under the 2014 Plan. Additionally, 15,994 remaining authorized shares under the 2011 Equity Incentive Plan were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 74,817 to 145,405. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 145,405 to 189,522. Upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 189,522 to 336,582. In June 2024, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted from 336,582 to 600,000. The Board, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 600,000 shares are authorized for issuance under the 2014 Plan, with 135,254 shares remaining available for grant as of December 31, 2025.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(9)	Stockholders’ Equity – (continued)

(c)	Stock Option Plan - (continued)

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2023	262,247	$34.21
Options granted	84,715	4.79
Options exercised	-	-
Options forfeited	(10,209)	142.99
Options cancelled	(1,495)	5.23
Balance at December 31, 2024	335,258	23.59
Options granted	100,994	4.22
Options exercised	-	-
Options forfeited	(8,327)	(4.62)
Options cancelled	(10,616)	(48.83)
Balance at December 31, 2025	417,309	18.64

Options exercisable at December 31, 2025	278,336	25.78

The following tables summarize information about stock options outstanding and exercisable as of December 31, 2025 and 2024:

As of December 31, 2025
Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

417,309	6.70	$18.64	$708,876	278,336	5.31	$25.78	$196,452

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(9)	Stockholders’ Equity – (continued)

(c)	Stock Option Plan - (continued)

As of December 31, 2024
Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exerciseable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

335,258	6.75	$23.59	$29,299	232,902	5.61	$31.62	$3,175

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. No stock options were exercised during the years ended December 31, 2025 and 2024. The aggregate intrinsic value of outstanding stock options as of December 31, 2025 and 2024 was $278,000 and approximately $29,000, respectively.

(d)	Common Stock Warrants

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity, which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires or may require the issuer to settle the obligation by transferring assets, to be classified as a liability. In accordance with ASC 480, the Company’s outstanding warrants from an offering conducted in 2019 (the “November 2019 Offering”) were classified as a liability. The liability was adjusted to fair value at each reporting period, with the changes in fair value recognized as gain (loss) on change in fair value of warrant liability in the Company’s consolidated statements of operations. The warrants issued in the November 2019 Offering allowed the warrant holder, if certain change in control events had occurred, the option to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a fundamental transaction. The warrants expired in November 2024 and the related warrant liability was extinguished. During the year ended December 31, 2024, the Company recorded a non-cash gain of $17,000 from the change in fair value of the November 2019 Offering warrants.

Additionally, in an offering done in February 2020, the Company issued 296,593 common stock warrants. However, because these warrants did not provide the warrant holder the option to put the warrant back to the Company, the warrants were classified as equity. The common stock warrants from the February 2020 offering expired in February 2025 and no warrants were exercised during 2025 prior to their expiration.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(10)	401(k) Plan

On January 1, 2002, the Company adopted a tax qualified employee savings and retirement plan (the “401(k) Plan”) covering eligible employees. Pursuant to the 401(k) Plan, employees may elect to reduce current compensation by a percentage of eligible compensation, not to exceed legal limits, and contribute the amount of such reduction to the 401(k) Plan. Beginning April 1, 2014, the 401(k) Plan was amended to require matching contributions to the 401(k) Plan by the Company on behalf of the participants of 100 percent Company match on up to four percent of an employee’s compensation computed on a per pay period basis. The Company contributed $104,000 and $109,000, respectively, to the 401(k) Plan during the years ended December 31, 2025 and 2024.

(11)	Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

The Company is not currently aware of any matter, individually or in the aggregate, that could have a material adverse effect on our financial condition, liquidity or results of operations.

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

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. The Company did not receive any reimbursements from Spriaso for the years ended December 31, 2025 or 2024. Additionally, during the years ended December 31, 2025 and 2024, the Company did not receive any royalty revenue from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, it used up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

LIPOCINE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(13)	Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on leveraging its proprietary drug delivery technology platform to augment therapeutics through effective oral delivery of products and product candidates. The Company’s measure of segment profit or loss is net income (loss). The CODM is the chief executive officer (“CEO”). The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic target areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The monitoring of budgeted versus actual results are used in assessing performance of the segment. All the Company’s long-lived assets are held in the United States and all the Company’s revenues are primarily related to TLANDO.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net income (loss) for the years ended December 31, 2025 and 2024 is included at the bottom of the table below.

	Year Ended December 31,
	2025	2024
Total revenues	$1,976,677	$11,198,144
Program expenses (1)
Lead clinical candidate	4,028,634	3,628,033
Other research and development programs	779,266	1,104,717
Non-program expenses (2)	3,266,033	3,675,349
Personnel costs	4,031,626	3,536,529
Stock-based compensation	242,497	408,551
Total segment operating income (loss)	(10,371,379)	(1,155,035)
Other income (loss) (3)	743,874	1,163,387
Net income (loss)	$(9,627,505)	$8,352

(1)	Includes external research and development expenses.
(2)	Includes general and administrative expenses, information technology, infrastructure, facilities, and intellectual property, and legal and professional fees.
(3)	Includes interest income, tax and gain on warrant liability.

(14)	Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s financial disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Management is currently evaluating this ASU to determine its impact on the Company’s financial disclosures.

In July 2025, the FASB issued ASU 2025-05 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to improve the measurement of credit losses for accounts receivable and contract assets. The guidance provides a practical expedient for all entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the assets. The update aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. Management is currently evaluating the impact that the adoption of this update may have on the Company’s financial statements.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements with the purpose of updating the form, content and disclosure requirements for interim financial reporting and the overall application of Topic 270. ASU 2025-11 is effective for public business entities for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating this ASU to determine its impact on the Company’s financial disclosures.

Also in December 2025, the FASB issued 2025-12 Codification Improvements to clarify existing guidance by removing errors and outdated references and to improve consistency across Topics. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, as well as interim periods within those years. Management is currently evaluating this ASU to determine its impact on the Company’s financial disclosures.

15)	Subsequent Events

Since December 31, 2025, the Company sold 1,138,710 shares of common stock for net proceeds of $10.6 million under the A.G.P. Sales Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective as of December 31, 2025.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

Change in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2025, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders, under the captions “Election of Directors,” and “Compliance with Section 16(a) of the Exchange Act” and is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders, under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Independence of the Board” and is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders, under the caption “Principal Accountant Fees and Services” and is incorporated into this item by reference.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Annual Report.

INDEX TO EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated July 24, 2013, by and among Marathon Bar Corp., Lipocine Operating Inc., and MBAR Acquisition Corp.	8-K	333-178230	2.1	7/25/2013

3.1	Amended and Restated Certificate of Incorporation	8-K	333-178230	3.2	7/25/2013

3.2	Amended and Restated Bylaws	8-K	333-178230	3.3	7/25/2013

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	12/1/2015

3.4	Certificate of Increase of Series A Junior Participating Preferred Stock	8-K	001-36357	3.1	11/1/2021

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	001-36357	3.4	6/28/2022

3.6	Certificate of Designation of Series B Preferred Stock	8-K	001-36357	3.2	3/10/2023

3.7	Amendment to the Amended and Restated Bylaws of Lipocine Inc.	8-K	001-36357	3.1	3/10/2023

3.8	Certificate of Amendment to the Amended and Restated Certificated of Incorporation of Lipocine Inc.	8-K	001-36357	3.2	5/11/2023

3.9	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	001-36357	3.1	10/22/2024

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lipocine Inc.	8-K	001-36357	3.4	6/4/2025

4.1	Form of Common Stock certificate	8-K	333-178230	4.1	7/25/2013

4.2	Second Amended and Restated Stockholder Rights Agreement dated as of November 1, 2021 by and between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-36357	4.1	11/1/2021

4.3	Form of Pre-Funded Warrant	8-K	001-36357	4.1	11/14/2019

4.4	Form of Common Warrant	8-K	001-36357	4.2	11/14/2019

4.5	Form of Common Warrant	8-K	001-36357	4.1	2/26/2020

4.6	Description of Registered Securities	10-K	001-36357	4.6	3/9/2022

4.7	Third Amended & Restated Rights Agreement, dated October 22, 2024.	8-K	001-36357	4.1	10/22/2024

10.1**	Lipocine Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	333-178230	10.1	7/25/2013

10.2*	Second Lease Extension and Modification Agreement, dated June 21, 2011, by and between Lipocine Inc. and Paradigm Resources, L.C.	8-K	333-178230	10.5	7/25/2013

10.3**	Form of Indemnification Agreement by and between Lipocine Inc. and each of its directors and officers	8-K	333-178230	10.6	7/25/2013

10.4	Registration Rights Agreement, dated May 25, 2004, by and between Lipocine Operating Inc. and Schwarz Pharma Limited (now UCB Manufacturing Ireland Ltd.)	8-K	333-178230	10.8	7/25/2013

10.5	Registration Rights Agreement, dated April 20, 2001, by and among Lipocine Operating Inc., Elan International Services, Ltd., and Elan Pharma International Limited	8-K	333-178230	10.9	7/25/2013

10.6	Form of Securities Purchase Agreement, dated July 26, 2013	8-K	333-178230	10.10	7/31/2013

10.7	Form of Registration Rights Agreement, dated July 26, 2013	8-K	333-178230	10.11	7/31/2013

10.8**	Executive Employment Agreement, dated January 7, 2014, by and between Lipocine Inc. and Dr. Mahesh V. Patel	8-K	000-55092	10.1	1/7/2014

10.9	Sales Agreement, dated April 26, 2024, by and between Lipocine Inc., and A.G.P./Alliance Global Partners	8-K	001-36357	1.1	4/26/2024

10.10**	Vice President Employment Agreement, dated November 5, 2018, by and between Lipocine Inc. and Nachiappan Chidambaram.	10-Q	001-36357	10.1	11/7/18

10.11	Fourth Amended and Restated Lipocine Inc. 2014 Stock and Incentive Plan	S-8	333-240197	99.1	07/30/2020

10. 12**	Principal Accounting Officer Employment Agreement, dated March 7, 2022, by and between Lipocine Inc. and Krista Fogarty.	8-K/A	001-36357	10.1	3/7/2022

10.13	License Agreement dated January 12, 2024 by and among Lipocine, Inc., Gordon Silver Limited, and Verity Pharmaceuticals	10-K	001-36357	10.28	3/7/2024

10.14	Lipocine Inc. Fifth Amended and Restated 2014 Stock and Incentive Plan	8-K	001-36357	10.1	6/3/2024

19	Lipocine Inc. Insider Trading Policy	10-K	001-36357	19	3/13/2025

21.1*	Subsidiaries

23.1*	Consent of Tanner LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1****	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2****	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

97	Lipocine Inc. Clawback Policy	10-K	001-36357	97	03/07/24

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Management contract or compensation plan or arrangement.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the Securities and Exchange Commission.

***	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

****	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipocine Inc.
(Registrant)

Dated: March 10, 2026	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: March 10, 2026	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mahesh V. Patel	President and Chief Executive Officer (Principal Executive	March 10, 2026
Mahesh V. Patel	Officer and Principal Financial Officer)

/s/ Krista Fogarty	Corporate Controller (Principal Accounting Officer)	March 10, 2026
Krista Fogarty

/s/ Jill M. Jene	Director	March 10, 2026
Jill M. Jene

/s/ John Higuchi	Director	March 10, 2026
John Higuchi

/s/ R. Dana Ono	Director	March 10, 2026
R. Dana Ono

/s/ Spyros Papapetropoulos	Independent Lead Director and Chairman of the Board	March 10, 2026
Spyros Papapetropoulos

