Form 10-Q
period 2026-09-30
Lipocine Inc.
filed 2026-11-05
CIK 1535955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Outstanding Shares

As of November 4, 2026, the registrant had 11,073,439 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$2,594,151	$5,205,842
Marketable investment securities	18,861,297	9,724,545
Accrued interest income	208,462	14,189
License fee and royalties receivable	690,071	1,145,390
Prepaid and other current assets	758,676	787,600
Total current assets	23,112,657	16,877,566

Property and equipment, net of accumulated depreciation of $1,328,188 and $1,284,079 respectively	60,184	104,293
Other assets	23,753	23,753
Total assets	$23,196,594	$17,005,612

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$544,347	$971,822
Accrued expenses	1,170,099	1,236,374
Deferred revenue	320,000	320,000
Total current liabilities	2,034,446	2,528,196
Total liabilities	2,034,446	2,528,196

Commitments and contingencies (notes 8 and 10)

Stockholders’ equity:
Common stock, par value $0.0001 per share, 75,000,000 shares authorized; 8,245,798 and 6,158,779 issued and 8,245,462 and 6,158,443 outstanding, respectively	9,153	8,944
Additional paid-in capital	237,577,314	223,901,106
Treasury stock at cost, 336 shares	(40,712)	(40,712)
Accumulated other comprehensive income	(26,559)	4,445
Accumulated deficit	(216,357,048)	(209,396,367)
Total stockholders’ equity	21,162,148	14,477,416
Total liabilities and stockholders’ equity	$23,196,594	$17,005,612

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues:
License revenue	$2,100,000	$-	$2,100,000	$500,000
Royalty revenue	190,072	114,574	499,568	331,287
Total revenues	2,290,072	114,574	2,599,568	831,287

Operating expenses:
Research and development	2,070,033	2,707,777	6,875,816	5,906,118
General and administrative	1,088,564	767,837	3,283,987	2,780,747
Total operating expenses	3,158,597	3,475,614	10,159,803	8,686,865

Operating loss	(868,525)	(3,361,040)	(7,560,235)	(7,855,578)

Other income:
Interest and investment income	202,333	174,208	599,754	598,357
Total other income	202,333	174,208	599,754	598,357

Loss before income tax expense	(666,192)	(3,186,832)	(6,960,481)	(7,257,221)

Income tax expense	-	-	(200)	(200)

Net loss attributable to common shareholders	$(666,192)	$(3,186,832)	$(6,960,681)	$(7,257,421)

Basic loss per share attributable to common stock	$(0.08)	$(0.59)	$(0.90)	$(1.35)
Weighted average common shares outstanding, basic	8,244,542	5,413,149	7,757,487	5,371,458

Diluted loss per share attributable to common stock	$(0.08)	$(0.59)	$(0.90)	$(1.35)
Weighted average common shares outstanding, diluted	8,244,542	5,413,149	7,757,487	5,371,458

Comprehensive loss:
Net loss	$(666,192)	$(3,186,832)	$(6,960,681)	$(7,257,421)
Net unrealized gain (loss) on marketable investment securities	(13,158)	5,870	(31,004)	(4,511)
Comprehensive loss	$(679,350)	$(3,180,962)	$(6,991,685)	$(7,261,932)

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Stockholders’ Equity
	Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at June 30, 2025	5,374,095	$8,865	336	$(40,712)	$221,000,961	$(1,243)	$(203,839,451)	$17,128,420

Net loss	-	-	-	-	-	-	(3,186,832)	(3,186,832)

Unrealized net income on marketable investment securities	-	-	-	-	-	5,870	-	5,870

Stock-based compensation	-	-	-	-	53,256	-	-	53,256

Vesting of restricted stock units	1,209	-	-	-	-	-	-	-

Common stock sold through ATM offering, net of costs	44,952	5	-	-	141,329	-	-	141,334

Balances at September 30, 2025	5,420,256	$8,870	336	$(40,712)	$221,195,546	$4,627	$(207,026,283)	$14,142,048

	Stockholders’ Equity
	Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2024	5,347,940	$8,863	336	$(40,712)	$220,789,138	$9,138	$(199,768,862)	$20,997,565

Net loss	-	-	-	-	-	-	(7,257,421)	(7,257,421)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(4,511)	-	(4,511)

Stock-based compensation	-	-	-	-	189,463	-	-	189,463

Vesting of restricted stock units	3,625	-	-	-	-	-	-	-

Common stock sold through ATM offering, net of costs	68,691	7	-	-	216,945	-	-	216,952

Balances at September 30, 2025	5,420,256	$8,870	336	$(40,712)	$221,195,546	$4,627	$(207,026,283)	$14,142,048

	Stockholders’ Equity
	Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at June 30, 2026	8,244,253	$9,153	336	$(40,712)	$237,503,220	$(13,401)	$(215,690,856)	$21,767,404

Net loss	-	-	-	-	-	-	(666,192)	(666,192)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(13,158)	-	(13,158)

Stock-based compensation	-	-	-	-	74,094	-	-	74,094

Vesting of restricted stock units	1,209	-	-	-	-	-	-	-

Balances at September 30, 2026	8,245,462	$9,153	336	$(40,712)	$237,577,314	$(26,559)	$(216,357,048)	$21,162,148

	Stockholders’ Equity
	Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2025	6,158,443	$8,944	336	$(40,712)	$223,901,106	$4,445	$(209,396,367)	$14,477,416

Net loss	-	-	-	-	-	-	(6,960,681)	(6,960,681)

Unrealized net loss on marketable investment securities	-	-	-	-	-	(31,004)	-	(31,004)

Stock-based compensation	-	-	-	-	197,637	-	-	197,637

Option exercises	1,325	-	-	-	6,986	-	-	6,986

Vesting of restricted stock units	2,418	-	-	-	-	-	-	-

Common stock sold through ATM offering, net of costs	2,083,276	209	-	-	13,471,585	-	-	13,471,794

Balances at September 30, 2026	8,245,462	$9,153	336	$(40,712)	$237,577,314	$(26,559)	$(216,357,048)	$21,162,148

See accompanying notes to consolidated financial statements

LIPOCINE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(6,960,681)	$(7,257,421)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	44,109	45,801
Stock-based compensation expense	197,637	189,463
Amortization of discounts on marketable investment securities	(170,498)	(126,533)

Changes in operating assets and liabilities:
Accrued interest income	(194,273)	5,175
License and royalties receivable	455,319	(23,169)
Prepaid and other current assets	28,924	(92,713)
Accounts payable	(427,475)	589,756
Accrued expenses	(66,275)	(171,573)
Cash used in operating activities	(7,093,213)	(6,841,214)

Cash flows from investing activities:
Purchases of marketable investment securities	(27,597,258)	(10,280,624)
Maturities of marketable investment securities	18,600,000	14,600,000
Net cash provided by (used in) investing activities	(8,997,258)	4,319,376

Cash flows from financing activities:
Net proceeds from sale of common stock through ATM	13,471,794	216,952
Proceeds from stock option exercises	6,986	-

Cash provided by financing activities	13,478,780	216,952

Net decrease in cash and cash equivalents	(2,611,691)	(2,304,886)

Cash and cash equivalents at beginning of period	5,205,842	6,205,926

Cash and cash equivalents at end of period	$2,594,151	$3,901,040

Supplemental disclosure of non-cash investing and financing activity:
Net unrealized loss on available-for-sale securities	$(31,004)	$(4,511)

Supplemental disclosure of cash flow information:
Income taxes paid	$200	$200

See accompanying notes to consolidated financial statements

LIPOCINE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lipocine Inc. (“Lipocine” or the “Company”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of Lipocine and its subsidiaries, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2026.

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

The Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its projected operating requirements through at least November 5, 2027. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. While the Company believes it has sufficient liquidity and capital resources to fund projected operating requirements through at least November 5, 2027, the Company will need to raise additional capital through the equity or debt markets or via out-licensing activities to support its operations. If the Company is unsuccessful in raising additional capital, its long-term ability to continue as a going concern will become a risk. Further, the Company’s operating plan may change, and the Company may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, the Company’s capital resources may be consumed more rapidly if it pursues additional clinical studies for LPCN 2201, LPCN 2203, LPCN 2101, LPCN 2401, LPCN 1148, and/or LPCN 1107. Conversely, the Company’s capital resources could last longer if the Company reduces expenses, reduces the number of activities currently contemplated under its operating plan, or terminates, modifies the design of or suspends on-going clinical studies.

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

Upon execution of the Verity License Agreement, GSL agreed to pay the Company a license fee of $11.0 million consisting of an initial payment of $2.5 million which was received on signing of the Verity License Agreement, $5.0 million which was received on February 1, 2024, $2.5 million which was received on December 30, 2024, and $1.0 million which was received on January 5, 2026. The Company is also eligible to receive development and sales milestone payments of up to $259 million in the aggregate, depending primarily on the achievement of certain sales milestones in a single calendar year with respect to all products licensed by GSL under the Verity License Agreement. In addition, the Company is eligible to receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of licensed products in the Licensed Verity Territory. On September 29, 2026, Verity Pharma received Notice of Compliance (“NOC”) from Health Canada that TLANDO had been approved for commercialization in Canada.

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

License Fees

For distinct license performance obligations, upfront license and collaboration fees are recognized when the Company satisfies the underlying performance obligation. Performance obligations under these licenses, which consist of the right to use the Company’s proprietary technology, are satisfied at a point in time corresponding with delivery of the underlying technology rights to the licensee, which is generally upon transfer of the licensed technology/product to the customer. In addition, license arrangements may include contingent milestone payments, which are due following achievement by our licensee of specified sales or regulatory milestones and the licensee and/or Company will fulfill its performance obligation prior to achievement of these milestones. Because of the uncertainty of the milestone achievement, and/or the dependence on sales of our licensee, variable consideration for contingent milestones is fully constrained and is not recognized as revenue until the milestone is achieved by our licensee, to the extent collectability is reasonably certain.

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

Deferred Revenue – Customer Prepayment for Inventory

As of September 30, 2026 and December 31, 2025, the Company has recorded deferred revenue of $320,000 related to a one-time non-refundable, non-creditable upfront prepayment received from SPC Korea (“SPC”) in consideration for TLANDO product inventory that has not yet been delivered or transferred. This prepayment is recognized as a contract liability in accordance with ASC 606, Revenue from Contracts with Customers, because the Company has an obligation to transfer inventory in the future. Revenue associated with this advance payment will be recognized when the inventory is transferred to the customer, which will occur upon shipment of the inventory. The deferred revenue is expected to be recognized as revenue within 60 days of SPC’s receipt of marketing authorization for TLANDO in South Korea (the “SPC Territory”), which is expected to occur in 2027. The Company periodically evaluates deferred revenue balances to ensure they appropriately reflect remaining performance obligations and expected fulfillment timelines.

Revenue Concentration

For the three months ended September 30, 2026, revenue from a collaborative partner totaled $1,500,000, representing 65.5% of the Company’s total revenue. License and royalty revenue under the Verity License Agreement totaled approximately $690,000, representing 30.1% of the Company’s total revenue. For the three months ended September 30, 2025, royalty revenue under the Verity License Agreement totaled approximately $115,000 and represented 100% of the Company’s total revenue.

For the nine months ended September 30, 2026, revenue from a collaborative partner totaled $1,500,000, representing 57.7% of the Company’s total revenue, and license and royalty revenue under the Verity License Agreement totaled $1,000,000, representing 38.5% of the Company’s total revenue. For the nine months ended September 30, 2025, the Company recognized license revenue from one customer of $500,000, representing 60.1% of the Company’s total revenue, and royalty revenue under the Verity License Agreement totaled approximately $331,000, representing 39.9% of the Company’s total revenue.

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

The following table sets forth the computation of basic and diluted loss per share of common stock for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic loss per share attributable to common stock:
Numerator
Net loss	$(666,192)	$(3,186,832)	$(6,960,681)	$(7,257,421)

Denominator
Weighted avg. common shares outstanding	8,244,542	5,413,149	7,757,487	5,371,458

Basic loss per share attributable to common stock	$(0.08)	$(0.59)	$(0.90)	$(1.35)

Diluted loss per share attributable to common stock:
Numerator
Net loss	$(666,192)	$(3,186,832)	$(6,960,681)	$(7,257,421)

Total net loss for purpose of calculating diluted net loss per common share	$(666,192)	$(3,186,832)	$(6,960,681)	$(7,257,421)
Denominator
Weighted avg. common shares outstanding	8,244,542	5,413,149	7,757,487	5,371,458

Diluted loss per share attributable to common stock	$(0.08)	$(0.59)	$(0.90)	$(1.35)

The computation of diluted loss per share for the three and nine months ended September 30, 2026 and 2025 does not include the following stock options or unvested restricted stock units in the computation of diluted loss per share because these instruments were antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	480,178	348,497	480,178	348,497
Unvested restricted stock units	15,719	18,137	15,719	18,137

(4)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities, all of which are debt securities. These securities are carried at fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security as of September 30, 2026, and December 31, 2025, were as follows:

September 30, 2026	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Government treasury bills	$18,887,856	$-	$(26,559)	$18,861,297
	$18,887,856	$-	$(26,559)	$18,861,297

December 31, 2025	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Government treasury bills	$9,720,100	$4,445	$-	$9,724,545
	$9,720,100	$4,445	$-	$9,724,545

Maturities of debt securities classified as available-for-sale securities as of September 30, 2026 are as follows:

September 30, 2026	Amortized Cost	Aggregate Fair Value
Due within one year	$18,887,856	$18,861,297
	$18,887,856	$18,861,297

There were no sales of marketable investment securities during the three or nine months ended September 30, 2026 or 2025 and therefore no realized gains or losses. Additionally, during the three months ended September 30, 2026 and 2025, $6.8 million and $5.9 million of marketable investment securities matured, respectively, and during the nine months ended September 30, 2026 and 2025, $18.6 million and $14.6 million of marketable investment securities matured, respectively.

The Company evaluates its available-for-sale debt securities for credit losses at each reporting date. As of September 30, 2026, the Company’s available-for-sale portfolio consisted of U.S. Treasury bills with maturities due within one year. The Company concluded that any unrealized losses were not attributable to credit and, accordingly, no allowance for credit losses was recorded and no impairment was recognized in earnings during the three or nine months ended September 30, 2026 or 2025.

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For accrued interest income, prepaid and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these instruments. The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

		Fair value measurements at reporting date using
	September 30, 2026	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$2,471,264	$2,471,264	$-	$-
Government treasury bills	18,861,297	18,861,297	-	-
	$21,332,561	$21,332,561	$-	$-

		Fair value measurements at reporting date using
	December 31, 2025	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets:
Cash equivalents - money market funds	$4,459,687	$4,459,687	$-	$-
Government treasury bills	9,724,545	9,724,545	-	-
	$14,184,232	$14,184,232	$-	$-

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or changes in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three or nine months ended September 30, 2026.

(6)	Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At September 30, 2026 and December 31, 2025, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

The Company concluded that revenue recognized under the Verity License Agreement is accounted for in accordance with ASC 606, Revenue from Contracts with Customers. Future milestone payments under the Verity License Agreement represent variable consideration and are recognized as revenue when the applicable milestone is achieved and the related consideration is no longer constrained, provided the applicable performance obligation has been satisfied and collectability is reasonably certain.

On September 29, 2026, Verity Pharma received an NOC from Health Canada that TLANDO had been approved for commercialization in Canada.

Under the Verity License Agreement with Verity Pharma, during the three months ended September 30, 2026 and 2025, the Company recognized license and royalty revenue of approximately $690,000 and royalty revenue of $115,000, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized license and royalty revenue of approximately $1,000,000 and royalty revenue of $331,000, respectively.

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

In April 2025, the Company entered into a License and Supply Agreement (the “Aché License Agreement”) with Aché, pursuant to which the Company granted to Aché an exclusive license to commercialize the Company’s TLANDO product with respect to the Field, specific to Brazil (the “Aché Territory”). Under the agreement, the Company is entitled to receive fees upon the achievement of certain regulatory milestones and royalties on net sales, and agreed to supply TLANDO to Aché at an agreed transfer price.

(e)	Abbott Products, Inc.

On March 29, 2012, the Company terminated its collaborative agreement with Solvay Pharmaceuticals, Inc. (later acquired by Abbott Products, Inc. (“Abbott”) for TLANDO. As part of the termination, the Company reacquired the rights to the intellectual property from Abbott. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales. Such royalties are limited to $1.0 million in the first two calendar years following product launch, after which period there is not a cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties are reduced by 50%. TLANDO was commercially launched on June 7, 2022. The Company incurred royalty expense of approximately $16,000 and $10,000 during the three months ended September 30, 2026 and 2025, respectively, and incurred royalty expense of approximately $42,000 and $28,000 during the nine months ended September 30, 2026 and 2025, respectively.

(f)	Contract Research and Development

The Company has entered into agreements with various contract organizations that conduct pre-clinical, clinical, analytical and manufacturing development work on behalf of the Company as well as a number of independent contractors and clinical researchers who serve as advisors to the Company. The Company incurred expenses of approximately $1.2 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively, and incurred expenses of $4.2 million and $3.7 million for the nine months ended September 30, 2026 and 2025, respectively, under these agreements and has recorded these expenses in research and development expenses.

(8)	Leases

The Company has a non-cancelable operating lease for office space and laboratory facilities in Salt Lake City, Utah. The term of the lease has been extended through February 28, 2027.

Future minimum lease payments under the non-cancelable operating lease as of September 30, 2026 are:

Operating
Lease

2026	$96,678
2027	64,452

Total minimum lease payments	$161,130

The Company’s rent expense was $97,000 and $94,000 for the three months ended September 30, 2026 and 2025, respectively. The Company’s rent expense was $288,000 and $281,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

On April 26, 2024, the Company entered into a sales agreement with A.G.P. /Alliance Global Partners (“A.G.P.”) (the “A.G.P. Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to the amount the Company registered on an effective registration statement pursuant to which the offering is being made. As of February 26, 2026, the Company has registered $50,000,000 of common shares for sale under the A.G.P. Sales Agreement, pursuant to the Registration Statement on Form S-3, as amended (File No. 333-275716) (the “Form S-3”), through A.G.P. as the Company’s sales agent. A.G.P. may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through The Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. A.G.P. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares under the A.G.P. Sales Agreement. Under the A.G.P. Sales Agreement, the Company agreed to pay A.G.P. up to 3.0% of the aggregate gross proceeds from each sale of shares under the A.G.P. Sales Agreement subject to adjustment by the Company and Sales Agent. In addition, the Company has also provided A.G.P. with customary indemnification rights.

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

During the nine months ended September 30, 2026, the Company sold 2,083,276 shares of common stock at a weighted average price of $6.67 per share under the A.G.P. Sales Agreement, for aggregate gross proceeds of $13.9 million and net proceeds of $13.5 million, after deducting sales agent commissions, discounts and other offering costs. As of September 30, 2026, we had $33.1 million available for sale under the Sales Agreement.

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

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the common stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost for stock option and restricted stock awards that has been expensed in the statements of operations amounted to approximately $74,000 and $53,000, for the three months ended September 30, 2026 and 2025, respectively, and approximately $198,000 and $189,000, for the nine months ended September 30, 2026 and 2025, respectively. The expense is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Research and development	$42,823	$27,630	$83,047	$96,848
General and administrative	31,271	25,626	114,590	92,615

	$74,094	$53,256	$197,637	$189,463

The Company issued 2,000 and 0 stock options during each of the three months ended September 30, 2026 and 2025, respectively, and 99,073 and 25,191 stock options during each of the nine months ended September 30, 2026 and 2025. The Company did not issue any restricted stock awards during the three or nine months ended September 30, 2026 or 2025.

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

For options granted during each of the nine months ended September 30, 2026 and 2025, the Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	2026	2025
Expected term	5.83 years	5.73 years
Risk-free interest rate	4.05%	4.30%
Expected dividend yield	—	—
Expected volatility	91.02%	94.19%

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

As of September 30, 2026, there was approximately $613,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock plan, of which $556,000 relates to unvested stock options and $57,000 relates to unvested restricted stock units. Share-based compensation related to options is expected to be recognized over a weighted average period of 1.2 years. The cost will be adjusted for subsequent changes in estimated forfeitures. The weighted average fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was approximately $3.36 and $3.32 per share, respectively.

(d)	Stock Option Plan

In April 2014, the Board of Directors adopted the 2014 Stock and Incentive Plan (“2014 Plan”) subject to shareholder approval which was received in June 2014. The 2014 Plan provides for the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock units, restricted stock and dividend equivalents. An aggregate of 58,823 shares were authorized for issuance under the 2014 Plan. Additionally, 15,994 remaining authorized shares under the 2011 Equity Incentive Plan were issuable under the 2014 Plan at the time of the 2014 Plan adoption. Upon receiving shareholder approval in June 2016, the 2014 Plan was amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 74,817 to 145,405. Additionally, upon receiving shareholder approval in June 2018, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 145,405 to 189,522. Upon receiving shareholder approval in June 2020, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted under the 2014 Plan from 189,522 to 336,582. In June 2024, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted from 336,582 to 600,000. In June 2026, the 2014 Plan was further amended and restated to increase the authorized number of shares of common stock of the Company issuable under all awards granted from 600,000 to 1,000,000. The Board, on an option-by-option basis, determines the number of shares, exercise price, term, and vesting period for options granted. Options granted generally have a ten-year contractual life. The Company issues shares of common stock upon the exercise of options with the source of those shares of common stock being either newly issued shares or shares held in treasury. An aggregate of 1,000,000 shares of common stock are authorized for issuance under the 2014 Plan, with 471,060 shares remaining available for grant as of September 30, 2026.

A summary of stock option activity is as follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price
Balance at December 31, 2024	335,258	$23.59
Options granted	100,994	4.22
Options exercised	-	-
Options forfeited	(8,327)	4.62
Options cancelled	(10,616)	48.83
Balance at December 31, 2025	417,309	18.64
Options granted	99,073	4.61
Options exercised	(1,325)	5.27
Options forfeited	(28,913)	90.53
Options cancelled	(5,966)	3.66
Balance at September 30, 2026	480,178	11.64

Options exercisable at September 30, 2026	278,812	16.81

The following table summarizes information about stock options outstanding and exercisable:

As of September 30, 2026
Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

480,178	6.87	$11.64	$233	278,812	5.15	$16.81	$-

As of September 30, 2025
Options outstanding				Options exercisable
Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (Years)	Weighted average exercise price	Aggregate intrinsic value

348,497	6.19	$21.57	$-	262,754	5.25	$27.08	$-

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

(e)	Restricted Stock Units

A summary of restricted stock unit activity is as follows:

Number of Unvested Restricted Stock Units

Balance at December 31, 2025	18,137
Granted	-
Vested	(2,418)
Cancelled	-
Balance at September 30, 2026	15,719

(f)	Common Stock Warrants

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

The Company has a license and a services agreement with Spriaso, a related-party that is majority-owned by certain current and former directors of Lipocine Inc. and their affiliates. Under the license agreement, the Company assigned and transferred to Spriaso all of the Company’s rights, title and interest in its intellectual property to develop products for the cough and cold field. In addition, Spriaso received all rights and obligations under the Company’s product development agreement with a third-party. In exchange, the Company will receive a royalty of 20 percent of the net proceeds received by Spriaso, up to a maximum of $10.0 million. Spriaso also granted back to the Company an exclusive license to such intellectual property to develop products outside of the cough and cold field. The Company also agreed to continue providing up to 10 percent of the services of certain employees to Spriaso for a period of time. The agreement to provide services expired in 2021; however, it may be extended upon written agreement of Spriaso and the Company. During the three and nine months ended September 30, 2026 and 2025, the Company did not receive any revenue from Spriaso. Spriaso filed its first NDA and as an affiliated entity of the Company, using up the one-time waiver for user fees for a small business submitting its first human drug application to the FDA. Spriaso is considered a variable interest entity under the FASB ASC Topic 810-10, Consolidations, however the Company is not the primary beneficiary and has therefore not consolidated Spriaso.

(12)	Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on leveraging its proprietary technology platform to augment therapeutics through effective oral delivery of products and product candidates. The Company’s measure of segment profit or loss is net income (loss). The CODM is the chief executive officer (“CEO”). The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic target areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The review of budgeted versus actual results is used in assessing performance of the segment. All the Company’s long-lived assets are held in the United States.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three and nine months ended September 30, 2026 and 2025 is included at the bottom of the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$2,290,072	$114,574	$2,599,568	$831,287
Program expenses (1)
Lead clinical candidate	1,089,005	1,440,851	3,887,033	2,490,471
Other research and development programs	18,777	555,215	32,671	731,602
Non-program expenses (2)	954,306	792,412	2,815,783	2,528,542
Personnel costs	1,022,415	633,880	3,226,679	2,746,787
Stock-based compensation	74,094	53,256	197,637	189,463
Total segment operating income (loss)	(868,525)	(3,361,040)	(7,560,235)	(7,855,578)
Other income (loss) (3)	202,333	174,208	599,554	598,157
Net income (loss)	$(666,192)	$(3,186,832)	$(6,960,681)	$(7,257,421)

(1)	Includes external research and development expenses.
(2)	Includes general and administrative expenses, information technology, infrastructure, facilities, intellectual property, and legal and professional fees.
(3)	Includes interest income and income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 10, 2026 (the “2025 Form 10-K”), our first quarter report on Form 10-Q filed with the SEC on May 7, 2026, our second quarter report on Form 10-Q filed with the SEC on August 4, 2026 as well as the financial statements and related notes contained therein.

As used in the discussion below, “we,” “our,” and “us” refers to Lipocine.

Forward-Looking Statements

This section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as products, product benefits, pre-clinical and clinical development timelines, clinical and regulatory expectations and plans, expected responses to regulatory actions, anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, expected research and development and other expenses, future expectations for liquidity and capital resources needs and similar matters. Such words as “may,” “will,” “expect,” “continue,” “estimate,” “project,” and “intend” and similar terms and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A (Risk Factors) of our 2025 Form 10-K and Item 1A of our Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 7, 2026 and Item 1A of our Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 4, 2026. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

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

On January 12, 2024, we entered into the Verity License Agreement with Verity, pursuant to which we granted to Verity an exclusive, royalty-bearing, sublicensable right and license to develop and commercialize the TLANDO product for TRT in the Licensed Verity Territory. Any FDA post-marketing studies required will also be the responsibility of our licensee, Verity. On September 29, 2026, Verity Pharma received Notice of Compliance (“NOC”) from Health Canada that TLANDO had been approved for commercialization in Canada.

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

The following chart summarizes the status of our product candidate development programs:

BLOOM (Brexanolone Lifting Outcomes Of Moms with Postpartum Depression) study

Corporate Strategy

Our goal is to become a leading biopharmaceutical company focused on leveraging our proprietary drug delivery technology platform to develop differentiated products through oral delivery of previously difficult to deliver molecules. The key components of our corporate strategy are:

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

Our Pipeline Product Candidates

Our pipeline of clinical development candidates includes LPCN 1154 for PPD, LPCN 2201 for MDD, LPCN 2203 for essential tremor, and LPCN 2101 for epilepsy. We will continue to explore other product development candidates targeting CNS indications with a significant unmet need. We will also continue efforts to enter into partnership arrangements for the continued development and/or marketing of LPCN 1148, LPCN 2401, and LPCN 1107 as well as for the TRT assets outside of the Currently Licensed TLANDO Territories. We continually evaluate our pipeline product candidates and all strategic options available to us, which options may include, but are not limited to, continued development of LPCN 1154, development of other product candidates, strategic transactions, partnerships, and other opportunities.

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

Proof-of-concept for TLANDO was initially established in 2006, and TLANDO was subsequently licensed in 2009 to Solvay Pharmaceuticals, Inc., which was then acquired by Abbott Products, Inc. (“Abbott”). Following a portfolio review associated with the spin-off of AbbVie Inc. by Abbott in 2011, we re-acquired the rights to TLANDO. All obligations under the prior license agreement have been completed except that Lipocine will owe Abbott a perpetual 1% royalty on net sales of TLANDO. There is no cap on royalties and no maximum aggregate amount. If generic versions of any such product are introduced, then royalties will be reduced by 50%. TLANDO was commercially launched on June 7, 2022. During the three months ended September 30, 2026 and 2025, we incurred royalty expense of approximately $16,000 and $10,000, respectively, and during the nine months ended September 30, 2026 and 2025, we incurred royalty expense of approximately $42,000 and $28,000, respectively.

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

Upon execution of the Verity License Agreement, Verity Pharma paid us an initial payment of $2.5 million which was received on signing of the License Agreement and $5 million which was received on February 1, 2024. Verity Pharma also paid an additional payment of $2.5 million to us on December 30, 2024, and we received an additional payment of $1 million on January 5, 2026. We are also eligible to receive milestone payments of up to $259 million in the aggregate, depending on the achievement of certain sales milestones in a single calendar year and/or development milestones with respect to products licensed by Verity Pharma under the Verity License Agreement. In addition, we will receive tiered royalty payments at rates ranging from 12% up to 18% of net sales of all products licensed under the Verity License Agreement in the Licensed Verity Territory. On September 29, 2026, Verity Pharma received an NOC from Health Canada that TLANDO had been approved for commercialization in Canada.

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

Upon execution of the Pharmalink License Agreement, Pharmalink paid us a non-refundable, non-creditable upfront fee in October 2024. Under the Pharmalink License Agreement, we could receive additional payments in regulatory authorization milestones and we plan to supply TLANDO to Pharmalink at an agreed transfer price. On July 8, 2026, Pharmalink received product marketing authorization approval for TESTYRA® (TLANDO) in the UAE.

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

In April 2026, we released the topline results from a Phase 3 placebo-controlled trial for post-partum depression. LPCN 1154 did not show a statistically significant reduction from baseline in HAM-D total score compared to placebo at hour 60 in the full analysis set and the primary endpoint was not met. The results showed LPCN 1154 to be well tolerated and the treatment demonstrated a favorable safety profile to support outpatient administration without the need for healthcare provider monitoring. No treatment-related severe or serious adverse events (SAEs) were reported; no cases of excessive sedation or loss of consciousness were observed; and no treatment-related discontinuations were reported.

Although the primary endpoint in the study was not met, in a post hoc analysis of the data, numerous anomalies at one high-enrolling site raise substantive questions about the validity of the data from that site. First, about 40% of participants at this site had no evidence of study drug in the blood sample collected at Hour 60. Second, there were high rates of ‘de novo PPD’ – that is, PPD being the participants’ first and only psychiatric diagnosis as per the MINI. Finally, placebo participants at this site had extremely high response and remission rates, about 90 and 80%, respectively. Together, these findings suggest that this site may have enrolled a patient population distinct from the intended severe PPD population.

We believe that exclusion of the data from this outlier site signals LPCN 1154’s treatment effect – a rapid, sustained, and clinically meaningful improvement in depression symptoms - not only based on HAM-D findings, but also other scales such as MADRS and HAM-A. The results with the exclusion of this outlier site align with the known antidepressant profile of IV brexanolone, indicating a potential development path for LPCN 1154. However, because this analysis was conducted post hoc and excludes data from a clinical trial site that did not meet its prespecified primary endpoint, these findings should be considered exploratory and may not be predictive of results in subsequent clinical trials.

Timepoint	Overall Population N=90		Overall Population N=60
	Placebo-Adjusted Difference	Statistical Significance	Placebo-Adjusted Difference	Statistical Significance
Hour 12	-3.9	P<0.01	-7.1	P<0.0001
Hour 36	-1.7	NSS	-5.3	P<0.05
Hour 60	-1.3	NSS	-5.8	P<0.05
Day 7	-1.2	NSS	-5.2	P<0.05
Day 30	-2.3	NSS	-6.6	P<0.01

NSS, not statistically significant. Data are least-squares means placebo-adjusted difference from mixed model for repeated measures using all timepoints. P-values are nominal.

Based on these encouraging exploratory efficacy findings and a favorable safety profile in the completed Phase 3 trial, we have initiated the Brexanolone Lifting Outcomes of Moms (“BLOOM”) Phase 3 study for the treatment of postpartum depression and we anticipate enrolling 120 participants (NCT07822321). BLOOM is designed to complement the existing LPCN 1154 clinical data package and generate prospective efficacy and safety evidence to support an NDA under the 505(b)(2) pathway. Feedback from a recent meeting with the FDA, including the necessity of a single positive and well controlled Phase 3 trial, together with learnings from the prior Phase 3 trial, are incorporated into the BLOOM placebo-controlled outpatient study design. Further, feedback from the FDA acknowledged that the NDA submission package presented to FDA appears complete to support 505(b)(2) NDA submission with the exception of the need for a single positive and well controlled Phase 3 trial.

We continue to explore business partnerships around the development, approval, and commercialization of BrlizioTM (LPCN 1154), although no partnering agreement has been entered into by the Company. No assurance can be given that any partnering agreement will be completed, or, if an agreement is completed, that such an agreement would be on terms favorable to us.

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

LPCN 2201: NAS for Major Depressive Disorders (“MDD”)

In the aforementioned post hoc analysis of the Phase 3 PPD study, oral brexanolone also signaled that participants with a history of psychiatric conditions showed statistically significant and clinically meaningful reductions in HAM-D scores versus placebo, observed as early as hour 12 and sustained through day 30. We plan to advance LPCN 2201, a unique oral brexanolone formulation, as a novel, rapid relief oral treatment option for MDD with the goal of improving outcomes without the limitations of existing therapies. LPCN 2201 is chemically identical to the endogenous human hormone allopregnanolone, a positive allosteric modulator of y-aminobutyric acid (GABAA) receptor. Post planned clinical assessment of unique formulations, we plan to submit a protocol for a Phase 2 study to the FDA, and we may initiate a study to evaluate LPCN 2201 for MDD, subject to resource prioritization.

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

We believe LPCN 2201 has the potential to be a convenient, fastest time-to-action treatment through its fast-acting mechanism promoting acute stabilization of symptoms with the freedom of at-home dosing while presenting no significant risk of adverse reactions from exposure to bioidentical brexanolone. LPCN 2201 could be an appealing option for patients for whom rapid improvement is a priority for the treatment of moderate or severe MDD with suicidal ideation.

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

The only FDA approved pharmacological treatment for ET was approved more than 50 years ago, and the majority of patients with ET experience a sub-optimal response with standard-of-care treatments, highlighting numerous and compelling unmet needs in care such as daytime efficacy and improved tolerability, a PRN (pro re nata) or “as needed” option, and a superior benefit-to-risk profile.(1) (2)

(1) Ref: Louis ED, Ottman R. Tremor Other Hyperkinetic Mov (NY). 2014;4:259.

(2) Ref: Gerbasi et al. Patient experiences in essential tremor: Mapping functional impacts to existing measures using qualitative research. MDS 2023.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and do not expect to do so until our FDA approved product receives regulatory approval outside the U.S. and Canada or until one of our product candidates receives approval from the FDA. Revenues to date have been generated substantially from license fees, royalty and milestone payments and research support from our licensees. Since our inception through September 30, 2026, we have generated $57.7 million in revenue under our various license and collaboration arrangements and from government grants. We have entered into the Verity License Agreement, the SPC License Agreement, the Pharmalink Distribution Agreement and the Aché License Agreement with the potential for revenue from future milestones, royalties and/or product sales, but we may never generate revenues from any of our clinical or preclinical development programs or licensed products as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, fees paid to external service providers such as contract research organizations and contract manufacturing organizations, contractual obligations for clinical development, clinical sites, manufacturing and scale-up for late stage clinical trials, formulation of clinical drug supplies, and expenses associated with regulatory submissions. Research and development expenses also include an allocation of indirect costs, such as those for facilities, office expense, and depreciation of equipment based on the ratio of direct labor hours for research and development personnel to total direct labor hours for all personnel. We expense research and development expenses as incurred. Since our inception, we have spent approximately $170.1 million in research and development expenses through September 30, 2026.

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

We expect to continue to incur significant research and development expenses in the future as we complete on-going clinical studies, including studies for our CNS product candidates, and as we conduct future clinical studies, when and if we conduct Phase 2 clinical studies with LPCN 2201, LPCN 2203, LPCN 2101, LPCN 2401, and/or development product candidates and when and if we conduct Phase 3 clinical studies with LPCN 1148 or LPCN 1107. We are also exploring the possibility of licensing all of our product candidates, although we have not entered into a licensing agreement and no assurance can be given that any license agreement will be completed, or, if an agreement is completed, that such agreement would be on terms favorable to us. If we are unable to raise additional capital or obtain non-dilutive financing, we may need to reduce research and development expenses in order to extend our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Variance
Revenue	$2,290,072	$114,574	$2,175,498
Research and development expenses	2,070,033	2,707,777	(637,744)
General and administrative expenses	1,088,564	767,837	320,727
Interest and investment income	202,333	174,208	28,125

Revenue

We recognized revenue of $2.3 million and $115,000 during the three months ended September 30, 2026 and 2025, respectively, which consists of a one-time collaboration fee of $1.5 million, licensing revenue of $600,000 and royalty revenue from TLANDO sales of $190,000 during the three months ended September 30, 2026, compared to royalty revenue of $115,000 recognized during the three months ended September 30, 2025.

Research and Development Expenses

The decrease in research and development expenses during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 consists of a decrease of approximately $508,000 related to our LPCN 2401 study that was placed on hold in 2025, a $352,000 decrease in expenses related to LPCN 1154 resulting from the decrease in 2026 from clinical costs incurred for the previous Phase 3 study during the three months ended September 30, 2025 which completed in the first half of 2026, and a $17,000 decrease in other research and development costs, offset by a $240,000 increase in personnel costs.

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily consists of a $170,000 increase in personnel costs and a $139,000 increase in legal fees protecting our intellectual property and promoting our corporate strategy, and a $12,000 increase in other various general and administrative costs.

Interest and Investment Income

The increase in interest and investment income during the three months ended September 30, 2026 compared to interest and investment income during the three months ended September 30, 2025 was primarily due to higher cash balances available to invest as compared to cash balances during the third quarter of 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Variance
Revenue	$2,599,568	$831,287	$1,768,281
Research and development expenses	6,875,816	5,906,118	969,698
General and administrative expenses	3,283,987	2,780,747	503,240
Interest and investment income	599,754	598,357	1,397
Income tax expense	200	200	-

Revenue

We recognized revenue of $2.6 million and $831,000 during the nine months ended September 30, 2026 and 2025, respectively, which consists of a one-time collaboration fee of $1.5 million, licensing fee revenue of $600,000, and royalty revenue from TLANDO sales of $500,000 during the nine months ended September 30, 2026, compared to licensing revenue of $500,000 and royalty revenue of $331,000 recognized during the nine months ended September 30, 2025.

Research and Development Expenses

The increase in research and development expenses during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 consists of a $703,000 increase in costs primarily related to our LPCN 1154 studies and other clinical trial costs and a $267,000 increase in personnel expense.

General and Administrative Expenses

The increase in general and administrative expenses during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily consists of a $259,000 increase in legal fees related to protecting our intellectual property and promoting our corporate strategy, a $221,000 increase in personnel expense, a $37,000 increase in estimated corporate taxes, offset by a $15,000 decrease in other general and administrative expenses.

Interest and Investment Income

Interest and investment income during the nine months ended September 30, 2026 and during the nine months ended September 30, 2025 was consistent from year to year due to average cash balances available to invest during the nine month periods ended September 30, 2026 and 2025 being only slightly lower in 2025, offset by slightly higher interest rates in 2026.

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

As of September 30, 2026, we had $21.5 million of unrestricted cash, cash equivalents and marketable investment securities compared to $14.9 million at December 31, 2025.

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

On April 26, 2024, we entered into a sales agreement (the “A.G.P. Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) pursuant to which we can issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to the amount we registered on an effective registration statement pursuant to which the offering is being made. As of February 26, 2026, we have registered up to $50,000,000 of common shares for sale under the A.G.P. Sales Agreement, pursuant to the Registration Statement on Form S-3, as amended (File No. 333-275716) (the “Form S-3”), through A.G.P. as sales agent. A.G.P. may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through The Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. A.G.P. will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell shares under the A.G.P. Sales Agreement. We will pay A.G.P. up to 3.0% of the aggregate gross proceeds from each sale of shares under the A.G.P. Sales Agreement, subject to adjustment by the Company and the Sales Agent. In addition, we have also provided A.G.P. with customary indemnification rights. Our shares of common stock to be sold under the A.G.P. Sales Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the SEC, and the related prospectus and one or more prospectus supplements. We are not obligated to make any sales of our common stock under the A.G.P. Sales Agreement. The offering of common stock pursuant to the A.G.P. Sales Agreement will terminate upon the termination of the A.G.P. Sales Agreement as permitted therein. We and A.G.P. may each terminate the A.G.P. Sales Agreement at any time upon ten days’ prior notice. During the nine months ended September 30, 2026, we sold 2,083,276 shares of our common stock for gross proceeds of approximately $13.9 million and net proceeds of $13.5 million under the A.G.P. Sales Agreement. Subsequent to the quarter ended September 30, 2026, we sold 2,827,977 shares of our common stock for gross proceeds of approximately $7.9 million and net proceeds of $7.8 million under the A.G.P. Sales Agreement. As of November 4, 2026, we had $25.2 million available for sale under the Sales Agreement.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements through at least November 5, 2027, which include research and development activities and compliance with regulatory requirements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect if additional activities are performed by us including new clinical studies for LPCN 1154, LPCN 2201, LPCN 2203, LPCN 2101, LPCN 2401, LPCN 1148, and/or LPCN 1107. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through at least November 5, 2027, we will need to raise additional capital at some point through the equity or debt markets or through additional out-licensing activities after November 5, 2027 to support our operations. If we are unsuccessful in raising additional capital as necessary, our ability to continue as a going concern will be limited. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development, regulatory compliance and clinical trial activities sooner than planned. In addition, our capital resources may be consumed more rapidly if we pursue additional clinical studies for LPCN 1154, LPCN 2201, LPCN 2203, LPCN 2101, LPCN 2401, LPCN 1148, and/or LPCN 1107. Conversely, our capital resources could last longer if we reduce expenses, reduce the number of activities currently contemplated under our operating plan or if we terminate, modify or suspend on-going clinical studies. We can raise capital pursuant to the A.G.P. Sales Agreement but may choose not to issue common stock if our market price is too low to justify such sales in our discretion. There are numerous risks and uncertainties associated with the development and, subject to approval by the FDA, commercialization of our product candidates. There are numerous risks and uncertainties impacting our ability to enter into collaborations with third parties to participate in the development and potential commercialization of our product candidates. We are unable to precisely estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated or unanticipated clinical studies and ongoing development efforts. All of these factors affect our need for additional capital resources. To fund future operations, we will need to ultimately raise additional capital and our requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our clinical studies, pre-clinical testing and other related activities for all of our product candidates, including LPCN 1154, LPCN 2201, LPCN 2203, LPCN 2101, LPCN 2401, LPCN 1148, and LPCN 1107;

●	the cost of manufacturing clinical supplies and establishing commercial supplies of our product candidates and any products that we may develop;

●	the cost and timing of establishing sales, marketing, and distribution capabilities, if any;

●	the terms and timing of any collaborative, licensing, settlement and other arrangements that we may establish;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing and outcomes of regulatory approvals;

●	the timing, receipt and amount of sales, profit sharing, milestones or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

●	the extent to which we grow significantly in the number of employees or the scope of our operations.

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

Sources and Uses of Cash

The following table provides a summary of our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(7,093,213)	$(6,841,214)
Cash provided by (used in) investing activities	(8,997,258)	4,319,376
Cash provided by financing activities	13,478,780	216,952

Net Cash from Operating Activities

During the nine months ended September 30, 2026 and 2025, net cash used in operating activities was $7.1 million and $6.8 million, respectively.

Net cash used in operating activities during the nine months ended September 30, 2026 and 2025 was primarily attributable to cash required to support our LPCN 1154 clinical trial activities and our ongoing operations.

Net Cash from Investing Activities

During the nine months ended September 30, 2026 and 2025, net cash used in investing activities was $9.0 million and net cash provided by investing activities was $4.3 million, respectively.

Net cash used in investing activities during the nine months ended September 30, 2026 was primarily the result of the purchases of marketable investment securities, net. Net cash provided by investing activities during the nine months ended September 30, 2025 was primarily the result of the maturities of marketable investment securities, net. There were no capital expenditures during the nine months ended September 30, 2026 or 2025.

Net Cash from Financing Activities

During the nine months ended September 30, 2026 and 2025, net cash provided by financing activities was approximately $13.5 million and $217,000, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2026 was primarily related to the sale of 2,083,276 shares of common stock for net proceeds of approximately $13.5 million under the A.G.P. Sales Agreement at a weighted average price of $6.67 per share pursuant to the A.G.P. Sales Agreement. Net cash provided by financing activities during the nine months ended September 30, 2025 was related to the sale of 68,691 shares of common stock at a weighted average price of $3.26 per share pursuant to the A.G.P. Sales Agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. GAAP. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We account for revenue from our license and collaboration agreements in accordance with ASC 606, Revenue from Contracts with Customers. Upfront license and collaboration fees are recognized when the applicable performance obligation is satisfied. Contingent milestone payments represent variable consideration and are recognized when the applicable milestone is achieved and the related consideration is no longer constrained, provided the applicable performance obligation has been satisfied and collectability is reasonably certain. See Note 7 – Contractual Agreements for additional information regarding the Verity License Agreement, the SPC License Agreement, the Pharmalink Distribution Agreement and the Aché License Agreement.

There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our 2025 Form 10-K.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2026.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s 2025 Form 10-K, the risk factors discussed in Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 7, 2026, the risk factors discussed in Item 1A of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 4, 2026, and the risk factors discussed in Item 1A of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in the aforementioned reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company’s business, financial condition, and/or operating results.

The following are the risk factors that have materially changed from our risk factors included in our 2025 Form 10-K:

Risks Relating to Our Business and Industry

Failures in the conduct of our clinical trials could adversely affect the reliability of trial results and delay or prevent regulatory approval of our product candidates.

The success of our clinical trials depends on the performance of clinical trial participants, investigators, clinical trial sites, contract research organizations and other third parties. Participants may fail to take study drug as directed or otherwise comply with study requirements, and investigators or clinical trial sites may fail to follow study protocols, properly apply eligibility criteria, conduct assessments, collect required samples or comply with applicable regulatory requirements. Differences among clinical trial sites in participant selection, diagnosis, endpoint assessments, placebo response or protocol implementation may also introduce variability or bias into trial results, particularly where enrollment is concentrated at a limited number of sites. Even properly designed trials and risk mitigation efforts may not prevent such issues.

These or similar issues could result in protocol deviations, missing or unreliable data, reduced statistical power or results that do not accurately reflect the safety or efficacy of a product candidate. We have experienced anomalous data and other data-quality issues at clinical trial sites in prior trials. Although we implement measures intended to mitigate these risks, such measures may not be effective. As a result, we may be required to exclude data, close or replace clinical trial sites, increase enrollment, extend or repeat a clinical trial or conduct additional trials. The FDA or other regulatory authorities may not accept affected data, data exclusions or analyses intended to address these issues, which could increase our costs or delay or prevent regulatory approval of our product candidates.

Risks Related to Ownership of Our Common Stock

Our management and directors will be able to exert influence over our affairs.

As of September 30, 2026, our executive officers and directors beneficially owned approximately 7.4% of our common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

The market price of our common stock has been volatile over the past year and may continue to be volatile.

The market price and trading volume of our common stock have been volatile over the past year and it may continue to be volatile. For the prior twelve months ended September 30, 2026, our common stock has traded as low as $1.94 and as high as $11.26 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions, and our customers; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed herein and in our 2025 Form 10-K. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

Risks Relating to Our Financial Position and Capital Requirements

We have incurred significant operating losses in most years since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused a significant portion of our efforts on developing TLANDO and more recently on LPCN 1154 and LPCN 1148. We have funded our operations to date through sales of our equity securities, debt and payments received under our license and collaboration arrangements. We have incurred losses in most years since our inception. As of September 30, 2026, we had an accumulated deficit of $216.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity. It is possible that we will continue to incur significant research and development expenses in connection with clinical trials associated with LPCN 1154, and potentially with LPCN 2201, LPCN 2203, LPCN 2101, LPCN 2401, LPCN 1148, and LPCN 1107, if further clinical trials are initiated. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we evaluate further clinical development of LPCN 1154, LPCN 2201, LPCN 2203, LPCN 2101, LPCN 2401, and possibly LPCN 1148 and LPCN 1107, in addition to our other programs and continued research efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

ITEM 5.	OTHER INFORMATION

10b5-1 Trading Plans

During the third quarter of 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

Lipocine Inc.
(Registrant)

Dated: November 5, 2026	/s/ Mahesh V. Patel
Mahesh V. Patel, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: November 5, 2026	/s/ Krista Fogarty
Krista Fogarty, Corporate Controller (Principal Accounting Officer)

